Form 10-Q
period 2015-06-30
ALLSTATE LIFE INSURANCE CO
filed 2015-08-06
CIK 352736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

The registrant meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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
Yes ___           No   X

As of August 6, 2015, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2015

PART I	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three-Month and Six-Month Periods Ended June 30, 2015 and 2014 (unaudited)	1

	Condensed Consolidated Statements of Financial Position as of June 30, 2015 (unaudited) and December 31, 2014	2

	Condensed Consolidated Statements of Shareholder’s Equity for the Six-Month Periods Ended June 30, 2015 and 2014 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2015 and 2014 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

	Report of Independent Registered Public Accounting Firm	34

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Highlights	35
	Operations	36
	Investments	41
	Capital Resources and Liquidity	46
	Forward Looking Statements	48

Item 4.	Controls and Procedures	48

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	49

Item 1A.	Risk Factors	49

Item 6.	Exhibits	49

PART I. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Revenues
Premiums	$148	$143	$298	$299
Contract charges	182	193	377	460
Net investment income	473	525	944	1,151
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(12)	(14)	(22)	(22)
OTTI losses reclassified to (from) other comprehensive income	3	—	3	(1)
Net OTTI losses recognized in earnings	(9)	(14)	(19)	(23)
Sales and other realized capital gains and losses	68	4	189	13
Total realized capital gains and losses	59	(10)	170	(10)
	862	851	1,789	1,900
Costs and expenses
Contract benefits	346	334	704	745
Interest credited to contractholder funds	174	205	365	505
Amortization of deferred policy acquisition costs	38	43	78	88
Operating costs and expenses	75	76	155	157
Restructuring and related charges	2	1	2	3
Interest expense	4	4	8	8
	639	663	1,312	1,506

Gain (loss) on disposition of operations	2	15	—	(44)

Income from operations before income tax expense	225	203	477	350

Income tax expense	75	71	174	91

Net income	150	132	303	259

Other comprehensive (loss) income, after-tax
Change in unrealized net capital gains and losses	(466)	(4)	(395)	321
Change in unrealized foreign currency translation adjustments	(5)	—	(7)	1
Other comprehensive (loss) income, after-tax	(471)	(4)	(402)	322

Comprehensive (loss) income	$(321)	$128	$(99)	$581

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	June 30, 2015	December 31, 2014
Assets	(unaudited)
Investments
Fixed income securities, at fair value (amortized cost $24,767 and $25,822)	$26,384	$28,117
Mortgage loans	3,770	3,686
Equity securities, at fair value (cost $906 and $927)	923	970
Limited partnership interests	2,066	2,024
Short-term, at fair value (amortized cost $935 and $857)	935	857
Policy loans	570	616
Other	1,284	1,196
Total investments	35,932	37,466
Cash	118	146
Deferred policy acquisition costs	1,294	1,271
Reinsurance recoverables	2,916	2,586
Accrued investment income	319	333
Other assets	648	537
Separate Accounts	4,120	4,396
Total assets	$45,347	$46,735
Liabilities
Contractholder funds	$21,233	$21,816
Reserve for life-contingent contract benefits	11,401	11,566
Unearned premiums	5	6
Payable to affiliates, net	61	96
Other liabilities and accrued expenses	798	826
Deferred income taxes	1,228	1,407
Notes due to related parties	275	275
Separate Accounts	4,120	4,396
Total liabilities	39,121	40,388
Commitments and Contingent Liabilities (Note 7)
Shareholder’s equity
Redeemable preferred stock - series A, $100 par value, 1,500,000 shares authorized, none issued	—	—
Redeemable preferred stock - series B, $100 par value, 1,500,000 shares authorized, none issued	—	—
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	1,990	1,990
Retained income	3,254	2,973
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	44	47
Other unrealized net capital gains and losses	1,016	1,468
Unrealized adjustment to DAC, DSI and insurance reserves	(73)	(133)
Total unrealized net capital gains and losses	987	1,382
Unrealized foreign currency translation adjustments	(10)	(3)
Total accumulated other comprehensive income	977	1,379
Total shareholder’s equity	6,226	6,347
Total liabilities and shareholder’s equity	$45,347	$46,735

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

($ in millions)	Six months ended June 30,
	2015	2014
	(unaudited)
Common stock	$5	$5

Additional capital paid-in
Balance, beginning of period	1,990	2,690
Return of capital	—	(700)
Balance, end of period	1,990	1,990

Retained income
Balance, beginning of period	2,973	2,447
Net income	303	259
Loss on reinsurance with an affiliate	(20)	—
Loss on sale of subsidiary to an affiliate	(2)	—
Balance, end of period	3,254	2,706

Accumulated other comprehensive income
Balance, beginning of period	1,379	928
Change in unrealized net capital gains and losses	(395)	321
Change in unrealized foreign currency translation adjustments	(7)	1
Balance, end of period	977	1,250

Total shareholder’s equity	$6,226	$5,951

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Six months ended June 30,
	2015	2014
Cash flows from operating activities	(unaudited)
Net income	$303	$259
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(40)	(39)
Realized capital gains and losses	(170)	10
Loss on disposition of operations	—	44
Interest credited to contractholder funds	365	505
Changes in:
Policy benefits and other insurance reserves	(295)	(337)
Unearned premiums	—	(1)
Deferred policy acquisition costs	1	7
Reinsurance recoverables, net	22	(4)
Income taxes	(9)	(8)
Other operating assets and liabilities	(25)	(123)
Net cash provided by operating activities	152	313
Cash flows from investing activities
Proceeds from sales
Fixed income securities	3,452	1,850
Equity securities	418	150
Limited partnership interests	241	215
Mortgage loans	—	10
Other investments	13	19
Investment collections
Fixed income securities	1,047	980
Mortgage loans	312	659
Other investments	48	29
Investment purchases
Fixed income securities	(3,675)	(1,541)
Equity securities	(356)	(689)
Limited partnership interests	(270)	(344)
Mortgage loans	(469)	(100)
Other investments	(144)	(63)
Change in short-term investments, net	(125)	133
Change in policy loans and other investments, net	(11)	64
Disposition of operations	10	345
Net cash provided by investing activities	491	1,717
Cash flows from financing activities
Contractholder fund deposits	455	605
Contractholder fund withdrawals	(1,126)	(1,900)
Return of capital	—	(700)
Repayment of notes due to related parties	—	(7)
Net cash used in financing activities	(671)	(2,002)
Net (decrease) increase in cash	(28)	28
Cash at beginning of period	146	93
Cash at end of period	$118	$121

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
The condensed consolidated financial statements and notes as of June 30, 2015 and for the three-month and six-month periods ended June 30, 2015 and 2014 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.  All significant intercompany accounts and transactions have been eliminated.
Sale of subsidiary
On January 1, 2015, ALIC sold its subsidiary Allstate Assurance Company (“AAC”) to its unconsolidated affiliate Allstate Financial Insurance Holdings Corporation. ALIC received $11 million in cash. The $2 million loss on sale was recorded as a decrease to retained income since the sale was between affiliates under common control.
Reinsurance
Effective April 1, 2015, ALIC entered into a coinsurance reinsurance agreement with AAC to cede certain interest-sensitive life insurance policies to AAC. In connection with the agreement, the Company recorded reinsurance recoverables of $476 million and paid $494 million in investments. The $20 million loss on the transaction was recorded as a decrease to retained income since the transaction was between affiliates under common control.
Premiums and contract charges
The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Premiums
Traditional life insurance	$126	$122	$255	$245
Immediate annuities with life contingencies	—	—	—	5
Accident and health insurance	22	21	43	49
Total premiums	148	143	298	299

Contract charges
Interest-sensitive life insurance	179	189	371	450
Fixed annuities	3	4	6	10
Total contract charges	182	193	377	460
Total premiums and contract charges	$330	$336	$675	$759
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
2.  Supplemental Cash Flow Information
Non-cash modifications of certain mortgage loans, fixed income securities and other investments, as well as mergers completed with equity securities, totaled $42 million and $77 million for the six months ended June 30, 2015 and 2014, respectively.
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

($ in millions)	Six months ended June 30,
	2015	2014
Net change in proceeds managed
Net change in short-term investments	$45	$(282)
Operating cash flow provided (used)	$45	$(282)

Net change in liabilities
Liabilities for collateral, beginning of period	$(510)	$(328)
Liabilities for collateral, end of period	(465)	(610)
Operating cash flow (used) provided	$(45)	$282
3.  Investments
Fair values
The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
June 30, 2015
U.S. government and agencies	$690	$65	$—	$755
Municipal	3,090	419	(20)	3,489
Corporate	18,545	1,226	(201)	19,570
Foreign government	470	47	(1)	516
Asset-backed securities (“ABS”)	982	9	(20)	971
Residential mortgage-backed securities (“RMBS”)	477	58	(4)	531
Commercial mortgage-backed securities (“CMBS”)	500	38	(2)	536
Redeemable preferred stock	13	3	—	16
Total fixed income securities	$24,767	$1,865	$(248)	$26,384

December 31, 2014
U.S. government and agencies	$668	$102	$—	$770
Municipal	3,156	520	(14)	3,662
Corporate	19,465	1,670	(150)	20,985
Foreign government	654	81	—	735
ABS	773	13	(21)	765
RMBS	554	55	(4)	605
CMBS	538	43	(2)	579
Redeemable preferred stock	14	2	—	16
Total fixed income securities	$25,822	$2,486	$(191)	$28,117

Scheduled maturities
The scheduled maturities for fixed income securities are as follows as of June 30, 2015:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$1,129	$1,145
Due after one year through five years	5,566	5,937
Due after five years through ten years	9,426	9,782
Due after ten years	6,687	7,482
	22,808	24,346
ABS, RMBS and CMBS	1,959	2,038
Total	$24,767	$26,384
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers.  ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.
Net investment income
Net investment income is as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Fixed income securities	$326	$356	$660	$830
Mortgage loans	52	65	101	140
Equity securities	8	6	13	10
Limited partnership interests	73	91	145	158
Short-term investments	1	1	1	1
Policy loans	8	9	17	20
Other	18	13	36	28
Investment income, before expense	486	541	973	1,187
Investment expense	(13)	(16)	(29)	(36)
Net investment income	$473	$525	$944	$1,151
Realized capital gains and losses
Realized capital gains and losses by asset type are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Fixed income securities	$46	$5	$114	$—
Mortgage loans	1	(2)	1	1
Equity securities	16	14	48	16
Limited partnership interests	(2)	(28)	2	(33)
Derivatives	(1)	1	6	3
Other	(1)	—	(1)	3
Realized capital gains and losses	$59	$(10)	$170	$(10)
Realized capital gains and losses by transaction type are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Impairment write-downs	$(5)	$—	$(12)	$(4)
Change in intent write-downs	(4)	(14)	(7)	(19)
Net other-than-temporary impairment losses recognized in earnings	(9)	(14)	(19)	(23)
Sales	69	1	186	8
Valuation and settlements of derivative instruments	(1)	3	3	5
Realized capital gains and losses	$59	$(10)	$170	$(10)

Gross gains of $85 million and $36 million and gross losses of $15 million and $15 million were realized on sales of fixed income and equity securities during the three months ended June 30, 2015 and 2014, respectively.  Gross gains of $216 million and $53 million and gross losses of $38 million and $29 million were realized on sales of fixed income and equity securities during the six months ended June 30, 2015 and 2014, respectively.
Other-than-temporary impairment losses by asset type are as follows:

($ in millions)	Three months ended June 30, 2015			Three months ended June 30, 2014
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Corporate	$(4)	$3	$(1)	$—	$—	$—
ABS	(2)	—	(2)	(1)	—	(1)
RMBS	—	—	—	3	—	3
Total fixed income securities	(6)	3	(3)	2	—	2
Equity securities	(5)	—	(5)	(4)	—	(4)
Limited partnership interests	—	—	—	(12)	—	(12)
Other	(1)	—	(1)	—	—	—
Other-than-temporary impairment losses	$(12)	$3	$(9)	$(14)	$—	$(14)

	Six months ended June 30, 2015			Six months ended June 30, 2014
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$—	$—	$—	$(1)	$—	$(1)
Corporate	(7)	3	(4)	—	—	—
ABS	(2)	—	(2)	(1)	—	(1)
RMBS	—	—	—	3	(1)	2
Total fixed income securities	(9)	3	(6)	1	(1)	—
Mortgage loans	—	—	—	4	—	4
Equity securities	(10)	—	(10)	(8)	—	(8)
Limited partnership interests	(2)	—	(2)	(19)	—	(19)
Other	(1)	—	(1)	—	—	—
Other-than-temporary impairment losses	$(22)	$3	$(19)	$(22)	$(1)	$(23)
The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table.  The amounts exclude $136 million and $138 million as of June 30, 2015 and December 31, 2014, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	June 30, 2015	December 31, 2014
Municipal	$(5)	$(5)
Corporate	(3)	—
ABS	(2)	(1)
RMBS	(52)	(55)
CMBS	(6)	(5)
Total	$(68)	$(66)

Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Beginning balance	$(207)	$(293)	$(209)	$(299)
Additional credit loss for securities previously other-than-temporarily impaired	(1)	3	(2)	2
Additional credit loss for securities not previously other-than-temporarily impaired	(2)	(1)	(4)	(1)
Reduction in credit loss for securities disposed or collected	3	3	7	10
Reduction in credit loss for securities the Company has made the decision to sell or more likely than not will be required to sell	—	—	—	—
Change in credit loss due to accretion of increase in cash flows	1	—	2	—
Reduction in credit loss for securities sold in Lincoln Benefit Life Company (“LBL”) disposition	—	59	—	59
Ending balance	$(206)	$(229)	$(206)	$(229)
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

Unrealized net capital gains and losses
Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
June 30, 2015		Gains	Losses
Fixed income securities	$26,384	$1,865	$(248)	$1,617
Equity securities	923	46	(29)	17
Short-term investments	935	—	—	—
Derivative instruments (1)	7	7	—	7
Equity method (“EMA”) limited partnerships (2)				(3)
Unrealized net capital gains and losses, pre-tax				1,638
Amounts recognized for:
Insurance reserves (3)				—
DAC and DSI (4)				(112)
Amounts recognized				(112)
Deferred income taxes				(539)
Unrealized net capital gains and losses, after-tax				$987
_______________

(1)	Included in the fair value of derivative instruments are $3 million classified as assets and $(4) million classified as liabilities.

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

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
December 31, 2014		Gains	Losses
Fixed income securities	$28,117	$2,486	$(191)	$2,295
Equity securities	970	57	(14)	43
Short-term investments	857	—	—	—
Derivative instruments (1)	2	3	(1)	2
EMA limited partnerships				(2)
Unrealized net capital gains and losses, pre-tax				2,338
Amounts recognized for:
Insurance reserves				(28)
DAC and DSI				(176)
Amounts recognized				(204)
Deferred income taxes				(752)
Unrealized net capital gains and losses, after-tax				$1,382
_______________

(1)	Included in the fair value of derivative instruments are $3 million classified as assets and $1 million classified as liabilities.

Change in unrealized net capital gains and losses
The change in unrealized net capital gains and losses for the six months ended June 30, 2015 is as follows:

($ in millions)
Fixed income securities	$(678)
Equity securities	(26)
Derivative instruments	5
EMA limited partnerships	(1)
Total	(700)
Amounts recognized for:
Insurance reserves	28
DAC and DSI	64
Amounts recognized	92
Deferred income taxes	213
Decrease in unrealized net capital gains and losses, after-tax	$(395)
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

($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses

June 30, 2015
Fixed income securities
U.S. government and agencies	2	$175	$—	—	$—	$—	$—
Municipal	43	173	(8)	5	32	(12)	(20)
Corporate	610	3,877	(126)	48	466	(75)	(201)
Foreign government	3	16	(1)	—	—	—	(1)
ABS	29	390	(4)	20	175	(16)	(20)
RMBS	22	2	—	42	61	(4)	(4)
CMBS	7	30	—	1	3	(2)	(2)
Total fixed income securities	716	4,663	(139)	116	737	(109)	(248)
Equity securities	305	323	(29)	—	—	—	(29)
Total fixed income and equity securities	1,021	$4,986	$(168)	116	$737	$(109)	$(277)

Investment grade fixed income securities	447	$3,408	$(84)	76	$511	$(66)	$(150)
Below investment grade fixed income securities	269	1,255	(55)	40	226	(43)	(98)
Total fixed income securities	716	$4,663	$(139)	116	$737	$(109)	$(248)

December 31, 2014
Fixed income securities
U.S. government and agencies	1	$1	$—	—	$—	$—	$—
Municipal	17	90	(1)	10	47	(13)	(14)
Corporate	281	1,780	(69)	91	875	(81)	(150)
Foreign government	—	—	—	1	15	—	—
ABS	19	168	(2)	23	217	(19)	(21)
RMBS	19	3	—	45	73	(4)	(4)
CMBS	8	33	—	3	32	(2)	(2)
Total fixed income securities	345	2,075	(72)	173	1,259	(119)	(191)
Equity securities	294	327	(13)	1	6	(1)	(14)
Total fixed income and equity securities	639	$2,402	$(85)	174	$1,265	$(120)	$(205)

Investment grade fixed income securities	167	$1,275	$(28)	127	$989	$(79)	$(107)
Below investment grade fixed income securities	178	800	(44)	46	270	(40)	(84)
Total fixed income securities	345	$2,075	$(72)	173	$1,259	$(119)	$(191)
As of June 30, 2015, $212 million of unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $212 million, $118 million are related to unrealized losses on investment grade fixed income securities.  Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard and Poor’s (“S&P”), Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  Unrealized losses on investment grade securities are principally related to increasing risk-free interest rates or widening credit spreads since the time of initial purchase.
As of June 30, 2015, the remaining $65 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost.  Investment grade fixed income securities comprising $32 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.  Of the $65 million, $29 million are related to below investment grade fixed income securities and $4 million are related to equity securities.  Of these amounts, $6 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of June 30, 2015.

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
As of June 30, 2015, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.  As of June 30, 2015, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.
Limited partnerships
As of June 30, 2015 and December 31, 2014, the carrying value of equity method limited partnerships totaled $1.56 billion and $1.52 billion, respectively.  The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary.  Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.
As of June 30, 2015 and December 31, 2014, the carrying value for cost method limited partnerships was $510 million and $508 million, respectively.  To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital.  Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration.  If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value of the fund.
Mortgage loans
Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators.  Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest.  Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate.  Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value.  Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell.  Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery.  The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan.  It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of June 30, 2015.
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

($ in millions)	June 30, 2015			December 31, 2014
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$87	$—	$87	$110	$—	$110
1.0 - 1.25	408	—	408	387	—	387
1.26 - 1.50	1,091	1	1,092	1,118	1	1,119
Above 1.50	2,174	—	2,174	2,054	—	2,054
Total non-impaired mortgage loans	$3,760	$1	$3,761	$3,669	$1	$3,670
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
The net carrying value of impaired mortgage loans is as follows:

($ in millions)	June 30, 2015	December 31, 2014
Impaired mortgage loans with a valuation allowance	$9	$16
Impaired mortgage loans without a valuation allowance	—	—
Total impaired mortgage loans	$9	$16
Valuation allowance on impaired mortgage loans	$7	$8
The average balance of impaired loans was $13 million and $35 million for the six months ended June 30, 2015 and 2014, respectively.
The rollforward of the valuation allowance on impaired mortgage loans is as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Beginning balance	$8	$9	$8	$21
Net decrease in valuation allowance	—	—	—	(4)
Charge offs	(1)	—	(1)	(8)
Ending balance	$7	$9	$7	$9
Payments on all loans were current as of June 30, 2015 and December 31, 2014.

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
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2015.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of June 30, 2015
Assets
Fixed income securities:
U.S. government and agencies	$321	$434	$—		$755
Municipal	—	3,388	101		3,489
Corporate	—	19,001	569		19,570
Foreign government	—	516	—		516
ABS	—	866	105		971
RMBS	—	531	—		531
CMBS	—	536	—		536
Redeemable preferred stock	—	16	—		16
Total fixed income securities	321	25,288	775		26,384
Equity securities	870	7	46		923
Short-term investments	67	868	—		935
Other investments: Free-standing derivatives	—	66	2	$(9)	59
Separate account assets	4,120	—	—	—	4,120
Other assets	—	—	1	—	1
Total recurring basis assets	5,378	26,229	824	(9)	32,422
Non-recurring basis (1)	—	—	3	—	3
Total assets at fair value	$5,378	$26,229	$827	$(9)	$32,425
% of total assets at fair value	16.6%	80.9%	2.5%	—%	100%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(315)		$(315)
Other liabilities: Free-standing derivatives	—	(6)	(9)	$1	(14)
Total liabilities at fair value	$—	$(6)	$(324)	$1	$(329)
% of total liabilities at fair value	—%	1.8%	98.5%	(0.3)%	100%
 ____________

(1)	Includes $3 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2014.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2014
Assets
Fixed income securities:
U.S. government and agencies	$147	$623	$—		$770
Municipal	—	3,556	106		3,662
Corporate	—	20,193	792		20,985
Foreign government	—	735	—		735
ABS	—	636	129		765
RMBS	—	605	—		605
CMBS	—	578	1		579
Redeemable preferred stock	—	16	—		16
Total fixed income securities	147	26,942	1,028		28,117
Equity securities	927	6	37		970
Short-term investments	90	767	—		857
Other investments: Free-standing derivatives	—	90	2	$(2)	90
Separate account assets	4,396	—	—		4,396
Other assets	1	—	1		2
Total recurring basis assets	5,561	27,805	1,068	(2)	34,432
Non-recurring basis (1)	—	—	9		9
Total assets at fair value	$5,561	$27,805	$1,077	$(2)	$34,441
% of total assets at fair value	16.2%	80.7%	3.1%	—%	100.0%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(323)		$(323)
Other liabilities: Free-standing derivatives	—	(24)	(9)	$2	(31)
Total liabilities at fair value	$—	$(24)	$(332)	$2	$(354)
% of total liabilities at fair value	—%	6.8%	93.8%	(0.6)%	100.0%

____________

(1)	Includes $6 million of mortgage loans and $3 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.
The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
June 30, 2015
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(270)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.76%
December 31, 2014
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(278)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.76%
If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.
As of June 30, 2015 and December 31, 2014, Level 3 fair value measurements include $670 million and $914 million, respectively, of fixed income securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable.  The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above.  However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended June 30, 2015.

($ in millions)		Total gains (losses) included in:
	Balance as of March 31, 2015	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$106	$1	$(3)	$—	$—
Corporate	739	3	3	—	(127)
ABS	111	(1)	2	—	(6)
Total fixed income securities	956	3	2	—	(133)
Equity securities	39	—	1	—	—
Free-standing derivatives, net	(7)	1	—	—	—
Other assets	1	—	—	—	—
Total recurring Level 3 assets	$989	$4	$3	$—	$(133)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(326)	$9	$—	$—	$—
Total recurring Level 3 liabilities	$(326)	$9	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of June 30, 2015
Assets
Fixed income securities:
Municipal	$—	$(2)	$—	$(1)	$101
Corporate	—	—	—	(49)	569
ABS	—	—	—	(1)	105
Total fixed income securities	—	(2)	—	(51)	775
Equity securities	6	—	—	—	46
Free-standing derivatives, net	—	—	—	(1)	(7)	(2)
Other assets	—	—	—	—	1
Total recurring Level 3 assets	$6	$(2)	$—	$(52)	$815

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$—	$2	$(315)
Total recurring Level 3 liabilities	$—	$—	$—	$2	$(315)
 ____________

(1)
The effect to net income totals $13 million and is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows: $1 million in realized capital gains and losses, $3 million in net investment income and $9 million in interest credited to contractholder funds.

(2)	Comprises $2 million of assets and $9 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the six months ended June 30, 2015.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2014	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$106	$1	$(2)	$—	$—
Corporate	792	1	(6)	2	(127)
ABS	129	(1)	2	6	(27)
CMBS	1	—	(1)	—	—
Total fixed income securities	1,028	1	(7)	8	(154)
Equity securities	37	—	1	—	—
Free-standing derivatives, net	(7)	1	—	—	—
Other assets	1	—	—	—	—
Total recurring Level 3 assets	$1,059	$2	$(6)	$8	$(154)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(323)	$5	$—	$—	$—
Total recurring Level 3 liabilities	$(323)	$5	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of June 30, 2015
Assets
Fixed income securities:
Municipal	$—	$(3)	$—	$(1)	$101
Corporate	19	(47)	—	(65)	569
ABS	—	—	—	(4)	105
CMBS	—	—	—	—	—
Total fixed income securities	19	(50)	—	(70)	775
Equity securities	8	—	—	—	46
Free-standing derivatives, net	—	—	—	(1)	(7)	(2)
Other assets	—	—	—	—	1
Total recurring Level 3 assets	$27	$(50)	$—	$(71)	$815

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	(1)	4	$(315)
Total recurring Level 3 liabilities	$—	$—	$(1)	$4	$(315)
 ____________

(1)
The effect to net income totals $7 million and is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows: $(4) million in realized capital gains and losses, $6 million in net investment income and $5 million in interest credited to contractholder funds.

(2)	Comprises $2 million of assets and $9 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended June 30, 2014.

($ in millions)		Total gains (losses) included in:
	Balance as of March 31, 2014	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$119	$—	$1	$—	$(17)
Corporate	891	6	9	—	(1)
ABS	122	—	1	—	(12)
CMBS	5	—	—	—	—
Total fixed income securities	1,137	6	11	—	(30)
Equity securities	6	—	—	—	—
Free-standing derivatives, net	(7)	3	—	—	—
Other assets	—	1	—	—	—
Assets held for sale	347	—	—	—	—
Total recurring Level 3 assets	$1,483	$10	$11	$—	$(30)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(319)	$(12)	$—	$—	$—
Liabilities held for sale	(230)	—	—	—	—
Total recurring Level 3 liabilities	$(549)	$(12)	$—	$—	$—

	Sold in LBL disposition	Purchases/Issues (2)	Sales	Settlements	Balance as of June 30, 2014
Assets
Fixed income securities:
Municipal	$—	$—	$(1)	$—	$102
Corporate	—	10	(3)	(29)	883
ABS	—	—	—	(6)	105
CMBS	—	—	—	—	5
Total fixed income securities	—	10	(4)	(35)	1,095
Equity securities	—	1	—	—	7
Free-standing derivatives, net	—	—	—	(1)	(5)	(3)
Other assets	—	—	—	—	1
Assets held for sale	(347)	—	—	—	—
Total recurring Level 3 assets	$(347)	$11	$(4)	$(36)	$1,098

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$(2)	$—	$2	$(331)
Liabilities held for sale	230	—	—	—	—
Total recurring Level 3 liabilities	$230	$(2)	$—	$2	$(331)
__________

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

($ in millions)		Total gains (losses)included in:
	Balance as of December 31, 2013	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$119	$(1)	$3	$—	$(17)
Corporate	1,008	11	9	—	(26)
ABS	112	—	1	—	(12)
CMBS	1	—	—	—	—
Redeemable preferred stock	1	—	—	—	—
Total fixed income securities	1,241	10	13	—	(55)
Equity securities	6	—	—	—	—
Free-standing derivatives, net	(5)	1	—	—	—
Other assets	—	1	—	—	—
Assets held for sale	362	(1)	2	4	(2)
Total recurring Level 3 assets	$1,604	$11	$15	$4	$(57)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(307)	$(14)	$—	$—	$—
Liabilities held for sale	(246)	17	—	—	—
Total recurring Level 3 liabilities	$(553)	$3	$—	$—	$—

	Sold in LBL disposition (3)	Purchases/Issues	Sales	Settlements	Balance as of June 30, 2014
Assets
Fixed income securities:
Municipal	$—	$—	$(2)	$—	$102
Corporate	—	12	(89)	(42)	883
ABS	—	11	—	(7)	105
CMBS	4	—	—	—	5
Redeemable preferred stock	—	—	(1)	—	—
Total fixed income securities	4	23	(92)	(49)	1,095
Equity securities	—	1	—	—	7
Free-standing derivatives, net	—	2	—	(3)	(5)	(2)
Other assets	—	—	—	—	1
Assets held for sale	(351)	—	(8)	(6)	—
Total recurring Level 3 assets	$(347)	$26	$(100)	$(58)	$1,098

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$(13)	$—	$3	$(331)
Liabilities held for sale	230	(4)	—	3	—
Total recurring Level 3 liabilities	$230	$(17)	$—	$6	$(331)
__________

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
There were no transfers between Level 1 and Level 2 during the three months and six months ended June 30, 2015 or 2014.
Transfers into Level 3 during the three months and six months ended June 30, 2015 and 2014 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3.  Transfers out of Level 3 during the three months and six months ended June 30, 2015 and 2014 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period.  A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.
The following table provides the change in unrealized gains and losses included in net income for Level 3 assets and liabilities held as of June 30.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Assets
Fixed income securities:
Municipal	$—	$—	$—	$(1)
Corporate	3	4	5	7
ABS	—	—	—	—
CMBS	(1)	—	(1)	—
Total fixed income securities	2	4	4	6
Free-standing derivatives, net	1	6	1	6
Other assets	—	1	—	1
Assets held for sale	—	—	—	(1)
Total recurring Level 3 assets	$3	$11	$5	$12

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$9	$(12)	5	$(14)
Liabilities held for sale	—	—	—	17
Total recurring Level 3 liabilities	$9	$(12)	$5	$3
The amounts in the table above represent the change in unrealized gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $12 million for the three months ended June 30, 2015 and are reported as follows: $3 million in net investment income and $9 million in interest credited to contractholder funds.  These gains and losses total $(1) million for the three months ended June 30, 2014 and are reported as follows: $4 million in realized capital gains and losses, $4 million in net investment income, $(10) million in interest credited to contractholder funds, $(1) million in contract benefits and $2 million in loss on disposition of operations.  These gains and losses total $10 million for the six months ended June 30, 2015 and are reported as follows: $(1) million in realized capital gains and losses, $6 million in net investment income and $5 million in interest credited to contractholder funds.  These gains and losses total $15 million for the six months ended June 30, 2014 and are reported as follows: $5 million in realized capital gains and losses, $6 million in net investment income and $4 million in contract benefits.

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.
Financial assets

($ in millions)	June 30, 2015		December 31, 2014
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$3,770	$4,023	$3,686	$3,922
Cost method limited partnerships	510	675	508	686
Bank loans	478	476	431	427
Agent loans	404	393	368	361
Notes due from related party	275	275	275	275
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
Financial liabilities

($ in millions)	June 30, 2015		December 31, 2014
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$13,082	$13,644	$13,708	$14,364
Notes due to related parties	275	275	275	275
Liability for collateral	465	465	510	510
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
Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date.  The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Condensed Consolidated Statements of Financial Position.  For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts.  As of June 30, 2015, the Company pledged $30 million of cash and securities as margin deposits.
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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of June 30, 2015.

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$18	n/a	$3	$3	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	152	n/a	2	2	—
Financial futures contracts	Other assets	—	475	—	—	—
Equity and index contracts
Options	Other investments	—	3,110	55	55	—
Financial futures contracts	Other assets	—	20	—	—	—
Foreign currency contracts
Foreign currency forwards	Other investments	102	n/a	1	1	—
Credit default contracts
Credit default swaps – buying protection	Other investments	25	n/a	—	1	(1)
Credit default swaps – selling protection	Other investments	80	n/a	1	1	—
Other contracts
Other contracts	Other assets	3	n/a	1	1	—
Subtotal		362	3,605	60	61	(1)
Total asset derivatives		$380	3,605	$63	$64	$(1)

Liability derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$56	n/a	$4	$4	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	85	n/a	1	1	—
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	—	3,995	(5)	—	(5)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	558	n/a	(31)	—	(31)
Guaranteed withdrawal benefits	Contractholder funds	383	n/a	(13)	—	(13)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,786	n/a	(270)	—	(270)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	(1)	—	(1)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	15	n/a	(1)	—	(1)
Credit default swaps – selling protection	Other liabilities & accrued expenses	100	n/a	(8)	—	(8)
Subtotal		3,012	3,995	(328)	1	(329)
Total liability derivatives		3,068	3,995	(324)	$5	$(329)
Total derivatives		$3,448	7,600	$(261)
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

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$85	n/a	$3	$3	$—

Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	163	n/a	2	2	—
Equity and index contracts
Options	Other investments	—	3,225	83	83	—
Financial futures contracts	Other assets	—	704	1	1	—
Foreign currency contracts
Foreign currency forwards	Other investments	57	n/a	—	—	—
Credit default contracts
Credit default swaps – buying protection	Other investments	19	n/a	—	—	—
Credit default swaps – selling protection	Other investments	80	n/a	2	2	—
Other contracts
Other contracts	Other assets	3	n/a	1	1	—
Subtotal		322	3,929	89	89	—
Total asset derivatives		$407	3,929	$92	$92	$—

Liability derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$50	n/a	$(1)	$—	$(1)
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	85	n/a	1	1	—
Interest rate cap agreements	Other liabilities & accrued expenses	11	n/a	—	—	—
Financial futures contracts	Other liabilities & accrued expenses	—	200	—	—	—
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	—	3,131	(22)	—	(22)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	36	n/a	1	1	—
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	615	n/a	(32)	—	(32)
Guaranteed withdrawal benefits	Contractholder funds	425	n/a	(13)	—	(13)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,786	n/a	(278)	—	(278)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	—	—	—
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	49	n/a	(1)	—	(1)
Credit default swaps – selling protection	Other liabilities & accrued expenses	100	n/a	(9)	—	(9)
Subtotal		3,192	3,331	(353)	2	(355)
Total liability derivatives		3,242	3,331	(354)	$2	$(356)
Total derivatives		$3,649	7,260	$(262)
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

($ in millions)		Offsets
	Gross amount	Counter- party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
June 30, 2015
Asset derivatives	$11	$(6)	$(3)	$2	$—	$2
Liability derivatives	(9)	6	(5)	(8)	7	(1)

December 31, 2014
Asset derivatives	$7	$(2)	$—	$5	$(4)	$1
Liability derivatives	(11)	2	—	(9)	7	(2)
The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships.  Amortization of net gains from accumulated other comprehensive income related to cash flow hedges is expected to be a gain of $3 million during the next twelve months.  There was no hedge ineffectiveness reported in realized gains and losses for the three months and six months ended June 30, 2015 or 2014.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
(Loss) gain recognized in OCI on derivatives during the period	$(1)	$(2)	$7	$(4)
Gain (loss) recognized in OCI on derivatives during the term of the hedging relationship	7	(15)	7	(15)
Loss reclassified from AOCI into income (net investment income)	(1)	—	(1)	—
(Loss) gain reclassified from AOCI into income (realized capital gains and losses)	—	(2)	3	(2)

The following tables present gains and losses from valuation and settlements reported on derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations and Comprehensive Income.  For the three months and six months ended June 30, 2015 and 2014, the Company had no derivatives used in fair value hedging relationships.

($ in millions)	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Loss on disposition of operations	Total gain (loss) recognized in net income on derivatives
Three months ended June 30, 2015
Interest rate contracts	$1	$—	$—	$—	$1
Embedded derivative financial instruments	—	—	11	—	11
Foreign currency contracts	(3)	—	—	—	(3)
Credit default contracts	1	—	—	—	1
Other contracts	—	—	1	—	1
Total	$(1)	$—	$12	$—	$11

Six months ended June 30, 2015
Interest rate contracts	$1	$—	$—	$—	$1
Equity and index contracts	(1)	—	4	—	3
Embedded derivative financial instruments	—	—	8	—	8
Foreign currency contracts	2	—	—	—	2
Credit default contracts	1	—	—	—	1
Other contracts	—	—	1	—	1
Total	$3	$—	$13	$—	$16

Three months ended June 30, 2014
Interest rate contracts	$(1)	$—	$—	$—	$(1)
Equity and index contracts	—	—	12	—	12
Embedded derivative financial instruments	—	(1)	(10)	—	(11)
Credit default contracts	4	—	—	—	4
Other contracts	—	—	1	—	1
Total	$3	$(1)	$3	$—	$5

Six months ended June 30, 2014
Interest rate contracts	$(2)	$—	$—	$(4)	$(6)
Equity and index contracts	—	—	21	—	21
Embedded derivative financial instruments	—	4	(11)	—	(7)
Credit default contracts	7	—	—	—	7
Other contracts	—	—	1	—	1
Total	$5	$4	$11	$(4)	$16
The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate.  The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded.  As of June 30, 2015, counterparties pledged $8 million in cash and securities to the Company, and the Company pledged $7 million in securities to counterparties which includes $7 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position.  The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.  Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.
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

The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to the Company’s OTC derivatives.

($ in millions)	June 30, 2015				December 31, 2014
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	1	$98	$3	$1	1	$164	$2	$1
A	4	210	4	1	3	88	3	1
A-	2	49	2	—	1	8	—	—
BBB+	1	11	—	—	1	11	—	—
BBB	—	—	—	—	1	52	—	—
Total	8	$368	$9	$2	7	$323	$5	$2
__________

(1)	Rating is the lower of S&P or Moody’s ratings.

(2)	Only OTC derivatives with a net positive fair value are included for each counterparty.
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

($ in millions)	June 30, 2015	December 31, 2014
Gross liability fair value of contracts containing credit-risk-contingent features	$9	$11
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(1)	(2)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(7)	(7)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$1	$2
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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
June 30, 2015
First-to-default Basket
Municipal	$—	$100	$—	$—	$100	$(8)
Index
Corporate debt	1	20	52	7	80	1
Total	$1	$120	$52	$7	$180	$(7)

December 31, 2014
First-to-default Basket
Municipal	$—	$100	$—	$—	$100	$(9)
Index
Corporate debt	—	22	52	6	80	2
Total	$—	$122	$52	$6	$180	$(7)
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
6.  Reinsurance
The effects of reinsurance on premiums and contract charges are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Direct	$183	$187	$366	$708
Assumed
Affiliate	33	32	65	65
Non-affiliate	209	195	419	211
Ceded
Affiliate	(14)	—	(14)	—
Non-affiliate	(81)	(78)	(161)	(225)
Premiums and contract charges, net of reinsurance	$330	$336	$675	$759

The effects of reinsurance on contract benefits are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Direct	$247	$253	$521	$746
Assumed
Affiliate	20	23	39	46
Non-affiliate	135	129	270	142
Ceded
Affiliate	(11)	—	(11)	—
Non-affiliate	(45)	(71)	(115)	(189)
Contract benefits, net of reinsurance	$346	$334	$704	$745
The effects of reinsurance on interest credited to contractholder funds are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Direct	$158	$191	$316	$489
Assumed
Affiliate	2	2	5	4
Non-affiliate	25	20	61	27
Ceded
Affiliate	(5)	—	(5)	—
Non-affiliate	(6)	(8)	(12)	(15)
Interest credited to contractholder funds, net of reinsurance	$174	$205	$365	$505

7.  Guarantees and Contingent Liabilities
Guarantees
The Company owns certain investments that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the reference entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these investments, as measured by the amount of the aggregate initial investment, was $4 million as of June 30, 2015.  The obligations associated with these investments expire at various dates on or before March 11, 2018.
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

The aggregate liability balance related to all guarantees was not material as of June 30, 2015.
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
8.  Other Comprehensive Income
The components of other comprehensive (loss) income on a pre-tax and after-tax basis are as follows:

($ in millions)	Three months ended June 30,
	2015			2014
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(655)	$229	$(426)	$(16)	$6	$(10)
Less: reclassification adjustment of realized capital gains and losses	62	(22)	40	(10)	4	(6)
Unrealized net capital gains and losses	(717)	251	(466)	(6)	2	(4)
Unrealized foreign currency translation adjustments	(8)	3	(5)	—	—	—
Other comprehensive (loss) income	$(725)	$254	$(471)	$(6)	$2	$(4)

	Six months ended June 30,
	2015			2014
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(452)	$158	$(294)	$474	$(167)	$307
Less: reclassification adjustment of realized capital gains and losses	156	(55)	101	(21)	7	(14)
Unrealized net capital gains and losses	(608)	213	(395)	495	(174)	321
Unrealized foreign currency translation adjustments	(11)	4	(7)	2	(1)	1
Other comprehensive (loss) income	$(619)	$217	$(402)	$497	$(175)	$322

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Allstate Life Insurance Company
Northbrook, Illinois 60062

We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the “Company”), an affiliate of The Allstate Corporation, as of June 30, 2015, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2015 and 2014, and of shareholder’s equity and cash flows for the six-month periods ended June 30, 2015 and 2014.  These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois
August 6, 2015

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2015 AND 2014

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
HIGHLIGHTS

•
Net income was $150 million and $303 million in the second quarter of 2015 and first six months of 2015, respectively, compared to $132 million and $259 million in the second quarter and first six months of 2014, respectively.

•
Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $327 million in the second quarter of 2015, a decrease of 1.5% from $332 million in the second quarter of 2014, and $669 million in the first six months of 2015, a decrease of 10.1% from $744 million in the first six months of 2014.

•
Investments totaled $35.93 billion as of June 30, 2015, reflecting a decrease of $1.53 billion from $37.47 billion as of December 31, 2014.  Net investment income decreased 9.9% to $473 million in the second quarter of 2015 and 18.0% to $944 million in the first six months of 2015 from $525 million and $1.15 billion in the second quarter and first six months of 2014, respectively.

•
Net realized capital gains totaled $59 million and $170 million in the second quarter and first six months of 2015, respectively, compared to net realized capital losses of $10 million in both the second quarter and first six months of 2014.

•	Contractholder funds totaled $21.23 billion as of June 30, 2015, reflecting a decrease of $583 million from $21.82 billion as of December 31, 2014.

•
On April 1, 2014, we sold Lincoln Benefit Life Company’s (“LBL”) life insurance business generated through independent master brokerage agencies, and all of LBL’s deferred fixed annuity and long-term care insurance business to Resolution Life Holdings, Inc.

•
On January 1, 2015, ALIC sold its subsidiary Allstate Assurance Company (“AAC”) to an unconsolidated affiliate. Allstate agencies and exclusive financial specialists began selling certain new life insurance business through AAC in 2015. By the end of 2015, the majority of new sales of traditional and interest-sensitive life insurance products will be issued through AAC. As a result, ALIC’s business in force is expected to decline.

•
Effective April 1, 2015, ALIC entered into a coinsurance reinsurance agreement with AAC to cede certain interest-sensitive life insurance policies with contractholder funds totaling $476 million to AAC. This business generated approximately $14 million of contract charges and $9 million of contract benefits per quarter in 2014.

OPERATIONS
Summary analysis   Summarized financial data is presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues
Premiums	$148	$143	$298	$299
Contract charges	182	193	377	460
Net investment income	473	525	944	1,151
Realized capital gains and losses	59	(10)	170	(10)
Total revenues	862	851	1,789	1,900

Costs and expenses
Contract benefits	(346)	(334)	(704)	(745)
Interest credited to contractholder funds	(174)	(205)	(365)	(505)
Amortization of DAC	(38)	(43)	(78)	(88)
Operating costs and expenses	(75)	(76)	(155)	(157)
Restructuring and related charges	(2)	(1)	(2)	(3)
Interest expense	(4)	(4)	(8)	(8)
Total costs and expenses	(639)	(663)	(1,312)	(1,506)

Gain (loss) on disposition of operations	2	15	—	(44)
Income tax expense	(75)	(71)	(174)	(91)
Net income	$150	$132	$303	$259

Investments as of June 30			$35,932	$38,228
Net income was $150 million in the second quarter of 2015 compared to $132 million in the second quarter of 2014.  The increase was primarily due to net realized capital gains in second quarter 2015 compared to net realized capital losses in second quarter 2014 and lower interest credited to contractholder funds, partially offset by lower net investment income.
Net income was $303 million in the first six months of 2015 compared to $259 million in the first six months of 2014. The increase primarily relates to net realized capital gains in the first six months of 2015 compared to net realized capital losses in the first six months of 2014 and lower loss on disposition related to the LBL sale, partially offset by the reduction in business due to the sale of LBL on April 1, 2014. Net income in the first six months of 2014 included an after-tax loss on disposition of LBL totaling $9 million. Excluding the loss on disposition for the first six months of 2014 as well as the net income of the LBL business for first quarter 2014 of $28 million, net income increased $63 million in the first six months of 2015 compared to the first six months of 2014, primarily due to net realized capital gains in the first six months of 2015 compared to net realized capital losses in the first six months of 2014 and lower interest credited to contractholder funds, partially offset by lower net investment income and higher contract benefits.
Analysis of revenues  Total revenues increased 1.3% or $11 million in the second quarter of 2015 compared to the second quarter of 2014, primarily due to net realized capital gains in the second quarter of 2015 compared to net realized capital losses in the second quarter of 2014, partially offset by lower net investment income. Total revenues decreased 5.8% or $111 million in the first six months of 2015 compared to the first six months of 2014. Excluding results of the LBL business for first quarter 2014 of $211 million, total revenues increased 5.9% or $100 million in the first six months of 2015 compared to the first six months of 2014, primarily due to net realized capital gains in the first six months of 2015 compared to net realized capital losses in the first six months of 2014, partially offset by lower net investment income.
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

The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Underwritten products
Traditional life insurance premiums	$126	$122	$255	$245
Accident and health insurance premiums	22	21	43	49
Interest-sensitive life insurance contract charges	179	189	371	450
Subtotal	327	332	669	744

Annuities
Immediate annuities with life contingencies premiums	—	—	—	5
Other fixed annuity contract charges	3	4	6	10
Subtotal	3	4	6	15
Premiums and contract charges (1)	$330	$336	$675	$759
____________

(1)
Contract charges related to the cost of insurance totaled $123 million and $132 million for the second quarter of 2015 and 2014, respectively, and $258 million and $317 million in the first six months of 2015 and 2014, respectively.

Premiums and contract charges decreased 1.8% or $6 million in the second quarter of 2015 compared to the same period of 2014, primarily due to lower interest-sensitive life insurance contract charges, partially offset by increased traditional life insurance renewal premiums. Premiums and contract charges decreased 11.1% or $84 million in the first six months of 2015 compared to the same period of 2014. Excluding results of the LBL business for first quarter 2014 of $85 million, premiums and contract charges increased $1 million in the first six months of 2015 compared to the first six months of 2014, primarily due to increased traditional life insurance renewal premiums, partially offset by lower interest-sensitive life insurance contract charges. The lower interest-sensitive life insurance contract charges in both periods primarily relates to the reinsurance agreement with AAC effective April 1, 2015.
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

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Contractholder funds, beginning balance	$21,538	$23,286	$21,816	$23,604
Contractholder funds classified as held for sale, beginning balance	—	10,661	—	10,945
Total contractholder funds, including those classified as held for sale	21,538	33,947	21,816	34,549

Deposits
Interest-sensitive life insurance	211	218	433	509
Fixed annuities	53	56	104	183
Total deposits	264	274	537	692

Interest credited	173	205	365	506

Benefits, withdrawals, maturities and other adjustments
Benefits	(277)	(281)	(546)	(656)
Surrenders and partial withdrawals	(293)	(549)	(594)	(1,256)
Maturities of and interest payments on institutional products	(1)	—	(1)	—
Contract charges	(166)	(178)	(347)	(438)
Net transfers from separate accounts	2	1	3	4
Other adjustments (1)	(7)	7	—	25
Total benefits, withdrawals, maturities and other adjustments	(742)	(1,000)	(1,485)	(2,321)

Contractholder funds sold in LBL disposition	—	(10,662)	—	(10,662)

Contractholder funds, ending balance	$21,233	$22,764	$21,233	$22,764
____________

(1)
The table above illustrates the changes in contractholder funds, which are presented gross of reinsurance recoverables on the Condensed Consolidated Statements of Financial Position.  The table above is intended to supplement our discussion and analysis of revenues, which are presented net of reinsurance on the Condensed Consolidated Statements of Operations and Comprehensive Income. As a result, the net change in contractholder funds associated with products reinsured is reflected as a component of the other adjustments line.

Contractholder funds decreased 1.4% and 2.7% in the second quarter and first six months of 2015, respectively, primarily due to the continued runoff of our deferred fixed annuity business.
Contractholder deposits decreased 3.6% in the second quarter of 2015 compared to the second quarter of 2014, primarily due to lower deposits on interest-sensitive life insurance resulting from the absence of deposits on the business reinsured to AAC effective April 1, 2015. Contractholder deposits decreased 22.4% in the first six months of 2015 compared to the first six months of 2014, primarily due to lower additional deposits on fixed annuities and lower deposits on interest-sensitive life insurance due to the LBL sale.
Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 46.6% to $293 million in the second quarter of 2015 and 52.7% to $594 million in the first six months of 2015 from $549 million and $1.26 billion in the second quarter and first six months of 2014, respectively. The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 6.8% in the first six months of 2015 compared to 9.7% in the first six months of 2014.
Analysis of costs and expenses Total costs and expenses decreased 3.6% or $24 million in the second quarter of 2015 compared to the second quarter of 2014, primarily due to lower interest credited to contractholder funds, partially offset by higher contract benefits. Total costs and expenses decreased 12.9% or $194 million in the first six months of 2015 compared to the first six months of 2014. Excluding results of the LBL business for first quarter 2014 of $168 million, total costs and expenses decreased $26 million in the first six months of 2015 compared to the same period of 2014, primarily due to lower interest credited to contractholder funds, partially offset by higher contract benefits.
Contract benefits increased 3.6% or $12 million in the second quarter of 2015 compared to the second quarter of 2014,  primarily due to higher life insurance mortality experience, partially offset by a decline relating to the reinsurance agreement with AAC effective April 1, 2015. Contract benefits decreased 5.5% or $41 million in the first six months of 2015 compared to the first six months of 2014. Excluding results of the LBL business for first quarter 2014 of $65 million, contract benefits increased $24 million in the first six months of 2015 compared to the same period of 2014, primarily due to higher life insurance mortality experience, partially offset by a decline relating to the reinsurance agreement with AAC effective April 1, 2015.
We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $127 million and $256 million in the second quarter and first six months of 2015, respectively, compared to $130 million and $260 million in the second quarter and first six months of 2014, respectively.
The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Life insurance	$62	$83	$127	$155
Accident and health insurance	7	7	19	15
Annuities	(17)	(19)	(38)	(39)
Total benefit spread	$52	$71	$108	$131
Benefit spread decreased 26.8% or $19 million in the second quarter of 2015 compared to the second quarter of 2014, primarily due to higher life insurance mortality experience, partially offset by higher life insurance premiums. Benefit spread decreased 17.6% or $23 million in the first six months of 2015 compared to the first six months of 2014. Excluding results of the LBL business for first quarter 2014 of $(1) million, benefit spread decreased $24 million in the first six months of 2015 compared to the same period of 2014, primarily due to higher life insurance mortality experience, partially offset by higher life insurance premiums.
Interest credited to contractholder funds decreased 15.1% or $31 million in the second quarter of 2015 and 27.7% or $140 million in the first six months of 2015 compared to the same periods of 2014. Excluding results of the LBL business for first quarter 2014 of $90 million, interest credited to contractholder funds decreased $50 million in the first six months of 2015 compared to the first six months of 2014. The decreases in both periods were primarily due to lower average contractholder funds and lower interest crediting rates. Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged decreased interest credited to contractholder funds by $6 million in second quarter 2015 compared to an increase of $4 million in second quarter 2014, and increased interest credited to contractholder funds by $1 million in the first six months of 2015 compared to an increase of $21 million in the first six months of 2014.
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
The investment spread by product group is shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Annuities and institutional products	$75	$98	$144	$206
Life insurance	36	27	71	58
Accident and health insurance	2	2	3	6
Net investment income on investments supporting capital	53	67	106	137
Investment spread before valuation changes on embedded derivatives that are not hedged	166	194	324	407
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	6	(4)	(1)	(21)
Total investment spread	$172	$190	$323	$386
Investment spread before valuation changes on embedded derivatives that are not hedged decreased 14.4% or $28 million in the second quarter of 2015 and 20.4% or $83 million in the first six months of 2015 compared to the same periods of 2014. Excluding results of the LBL business for first quarter 2014 of $46 million, investment spread before valuation changes on embedded derivatives that are not hedged decreased $37 million in the first six months of 2015 compared to the first six months of 2014. The decreases in both periods were primarily due to lower net investment income, partially offset by lower credited interest.
To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads. For purposes of these calculations, investments, reserves and contractholder funds classified as held for sale were included for periods prior to April 1, 2014.

	Three months ended June 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2015	2014	2015	2014	2015	2014
Interest-sensitive life insurance	5.3%	5.5%	3.9%	4.0%	1.4%	1.5%
Deferred fixed annuities and institutional products	4.4	4.3	2.8	2.7	1.6	1.6
Immediate fixed annuities with and without life contingencies	7.5	8.0	5.9	5.9	1.6	2.1
Investments supporting capital, traditional life and other products	4.0	5.1	n/a	n/a	n/a	n/a

	Six months ended June 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2015	2014	2015	2014	2015	2014
Interest-sensitive life insurance	5.4%	5.4%	3.9%	3.9%	1.5%	1.5%
Deferred fixed annuities and institutional products	4.4	4.4	2.8	2.9	1.6	1.5
Immediate fixed annuities with and without life contingencies	7.4	7.8	5.9	6.0	1.5	1.8
Investments supporting capital, traditional life and other products	4.3	4.6	n/a	n/a	n/a	n/a

The following table summarizes our product liabilities and indicates the account value of those contracts and policies for which an investment spread is generated.

($ in millions)	June 30,
	2015	2014
Immediate fixed annuities with life contingencies	$8,747	$8,913
Other life contingent contracts and other	2,654	2,967
Reserve for life-contingent contract benefits	$11,401	$11,880

Interest-sensitive life insurance	$7,234	$7,131
Deferred fixed annuities	10,294	11,753
Immediate fixed annuities without life contingencies	3,344	3,557
Institutional products	85	85
Other	276	238
Contractholder funds	$21,233	$22,764
Amortization of DAC The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$35	$42	$74	$87
Amortization relating to realized capital gains and losses (1) and valuation changes on embedded derivatives that are not hedged	3	1	4	1
Amortization (deceleration) acceleration for changes in assumptions (“DAC unlocking”)	—	—	—	—
Total amortization of DAC	$38	$43	$78	$88
_____________

(1)
The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

Amortization of DAC decreased 11.6% or $5 million in the second quarter of 2015 and 11.4% or $10 million in the first six months of 2015 compared to the same periods of 2014.  Excluding results of the LBL business for first quarter 2014 of $5 million, amortization of DAC decreased $5 million in the first six months of 2015 compared to the same period of 2014. The decreases in both periods were primarily due to lower amortization on interest-sensitive insurance resulting from decreased gross profits.
Operating costs and expenses decreased 1.3% or $1 million in the second quarter of 2015 and 1.3% or $2 million in the first six months of 2015 compared to the same periods of 2014. Excluding results of the LBL business for first quarter 2014 of $8 million, operating costs and expenses increased $6 million in the first six months of 2015 compared to the same period of 2014. The following table summarizes operating costs and expenses.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Non-deferrable commissions	$3	$2	$7	$11
General and administrative expenses	64	66	132	127
Taxes and licenses	8	8	16	19
Total operating costs and expenses	$75	$76	$155	$157

Restructuring and related charges	$2	$1	$2	$3
General and administrative expenses decreased 3.0% or $2 million in the second quarter of 2015 compared to the second quarter of 2014. General and administrative expenses increased 3.9% or $5 million in the first six months of 2015 compared to the first six months of 2014, primarily due to reinsurance expense allowances paid to LBL for business reinsured to ALIC after the sale and a guaranty fund accrual release in the prior year period.
Income tax expense included $17 million related to our adoption of new accounting guidance for investments in qualified affordable housing projects in first quarter 2015.

INVESTMENTS
The composition of the investment portfolio as of June 30, 2015 is presented in the following table.

($ in millions)		Percent to total
Fixed income securities (1)	$26,384	73.4%
Mortgage loans	3,770	10.5
Equity securities (2)	923	2.6
Limited partnership interests (3)	2,066	5.7
Short-term investments (4)	935	2.6
Policy loans	570	1.6
Other	1,284	3.6
Total	$35,932	100.0%
__________

(1)	Fixed income securities are carried at fair value. Amortized cost basis for these securities was $24.77 billion.

(2)	Equity securities are carried at fair value. Cost basis for these securities was $906 million.

(3)	We have commitments to invest in additional limited partnership interests totaling $1.24 billion.

(4)	Short-term investments are carried at fair value. Amortized cost basis for these investments was $935 million.
Investments totaled $35.93 billion as of June 30, 2015, decreasing from $37.47 billion as of December 31, 2014 primarily due to net reductions in contractholder funds and a decline in fixed income valuations resulting from an increase in risk-free interest rates.
Fixed income securities by type are listed in the following table.

($ in millions)	Fair value as of June 30, 2015	Percent to total investments	Fair value as of December 31, 2014	Percent to total investments
U.S. government and agencies	$755	2.1%	$770	2.1%
Municipal	3,489	9.7	3,662	9.8
Corporate	19,570	54.5	20,985	56.0
Foreign government	516	1.4	735	2.0
Asset-backed securities (“ABS”)	971	2.7	765	2.0
Residential mortgage-backed securities (“RMBS”)	531	1.5	605	1.6
Commercial mortgage-backed securities (“CMBS”)	536	1.5	579	1.5
Redeemable preferred stock	16	—	16	—
Total fixed income securities	$26,384	73.4%	$28,117	75.0%
As of June 30, 2015, 86.3% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  All of our fixed income securities are rated by third party credit rating agencies, the National Association of Insurance Commissioners, and/or are internally rated.  Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit rating as of June 30, 2015.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$755	$65	$—	$—	$755	$65
Municipal	3,435	394	54	5	3,489	399
Corporate
Public	11,333	676	1,995	(4)	13,328	672
Privately placed	5,362	364	880	(11)	6,242	353
Foreign government	516	46	—	—	516	46
ABS
Collateralized debt obligations (“CDO”)	253	(3)	80	(10)	333	(13)
Consumer and other asset-backed securities (“Consumer and other ABS”)	633	2	5	—	638	2
RMBS
U.S. government sponsored entities (“U.S. Agency”)	114	8	—	—	114	8
Non-agency	60	1	357	45	417	46
CMBS	295	10	241	26	536	36
Redeemable preferred stock	16	3	—	—	16	3
Total fixed income securities	$22,772	$1,566	$3,612	$51	$26,384	$1,617
Municipal bonds totaled $3.49 billion as of June 30, 2015 with an unrealized net capital gain of $399 million.  The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).
Corporate bonds, including publicly traded and privately placed, totaled $19.57 billion as of June 30, 2015, with an unrealized net capital gain of $1.03 billion.  Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.
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
ABS, including CDO and Consumer and other ABS, totaled $971 million as of June 30, 2015, with 91.2% rated investment grade and an unrealized net capital loss of $11 million.  Credit risk is managed by monitoring the performance of the underlying collateral.  Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.
CDO totaled $333 million as of June 30, 2015, with 76.0% rated investment grade and an unrealized net capital loss of $13 million.  CDO consist of obligations collateralized by cash flow CDO, which are structures collateralized primarily by below investment grade senior secured corporate loans.
Consumer and other ABS totaled $638 million as of June 30, 2015, with 99.2% rated investment grade and an unrealized net capital gain of $2 million.
RMBS totaled $531 million as of June 30, 2015, with 32.8% rated investment grade and an unrealized net capital gain of $54 million.  The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to prepayment risk from the underlying residential mortgage loans.  RMBS consists of a U.S. Agency portfolio having collateral issued or guaranteed by U.S. government agencies and a non-agency portfolio consisting of securities collateralized by Prime, Alt-A and Subprime loans.  The non-agency portfolio totaled $417 million as of June 30, 2015, with 14.4% rated investment grade and an unrealized net capital gain of $46 million.
CMBS totaled $536 million as of June 30, 2015, with 55.0% rated investment grade and an unrealized net capital gain of $36 million.  The CMBS portfolio is subject to credit risk and has a sequential paydown structure.  All of the CMBS investments are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.
Mortgage loans totaled $3.77 billion as of June 30, 2015 and primarily comprise loans secured by first mortgages on developed commercial real estate.  Key considerations used to manage our exposure include property type and geographic diversification.  For further detail on our mortgage loan portfolio, see Note 3 of the condensed consolidated financial statements.
Limited partnership interests consist of investments in private equity/debt, real estate and other funds. The limited partnership interests portfolio is diversified across a number of characteristics including fund managers, vintage years, strategies, geography (including international), and company/property types. The following table presents information about our limited partnership interests as of June 30, 2015.

($ in millions)	Private equity/debt funds (1)	Real estate funds	Other funds	Total
Cost method of accounting (“Cost”)	$435	$75	$—	$510
Equity method of accounting (“EMA”)	1,125	314	117	1,556
Total	$1,560	$389	$117	$2,066

Number of managers	98	22	3	123
Number of individual funds	175	43	3	221
Largest exposure to single fund	$82	$39	$57	$82
____________

(1)	Includes $359 million of infrastructure and real asset funds.
The following tables show the earnings from our limited partnership interests by fund type and accounting classification.

($ in millions)	Three months ended June 30,
	2015				2014
	Cost	EMA	Total income	Impairment write-downs	Cost	EMA	Total income	Impairment write-downs
Private equity/debt funds	$29	$33	$62	$—	$29	$45	$74	$—
Real estate funds	8	4	12	—	5	8	13	(2)
Other funds	—	(1)	(1)	—	—	4	4	—
Total	$37	$36	$73	$—	$34	$57	$91	$(2)

	Six months ended June 30,
	2015				2014
	Cost	EMA	Total income	Impairment write-downs	Cost	EMA	Total income	Impairment write-downs
Private equity/debt funds	$42	$59	$101	$(2)	$47	$84	$131	$(6)
Real estate funds	14	32	46	—	11	14	25	(3)
Other funds	—	(2)	(2)	—	—	2	2	—
Total	$56	$89	$145	$(2)	$58	$100	$158	$(9)
Limited partnership interests produced income, excluding impairment write-downs, of $73 million and $145 million in the three months and six months ended June 30, 2015, respectively, compared to $91 million and $158 million in the three months and six months ended June 30, 2014, respectively, primarily due to lower EMA limited partnership valuations.  Economic conditions and equity market performance continue to be reflected in limited partnership results, and we continue to expect this income to vary significantly between periods. Income on EMA limited partnerships is generally recognized on a delay due to the availability of the related financial statements.  The recognition of income on private equity/debt funds and real estate funds are generally on a three month delay.  Income on cost method limited partnerships is recognized only upon receipt of amounts distributed by the partnerships.

Unrealized net capital gains totaled $1.64 billion as of June 30, 2015 compared to $2.34 billion as of December 31, 2014.  The decrease for fixed income securities was primarily due to an increase in risk-free interest rates and the realization of unrealized net capital gains through sales. The following table presents unrealized net capital gains and losses.

($ in millions)	June 30, 2015	December 31, 2014
U.S. government and agencies	$65	$102
Municipal	399	506
Corporate	1,025	1,520
Foreign government	46	81
ABS	(11)	(8)
RMBS	54	51
CMBS	36	41
Redeemable preferred stock	3	2
Fixed income securities	1,617	2,295
Equity securities	17	43
Derivatives	7	2
EMA limited partnerships	(3)	(2)
Unrealized net capital gains and losses, pre-tax	$1,638	$2,338
The unrealized net capital gain for the fixed income portfolio totaled $1.62 billion, comprised of $1.87 billion of gross unrealized gains and $248 million of gross unrealized losses as of June 30, 2015.  This is compared to an unrealized net capital gain for the fixed income portfolio totaling $2.30 billion, comprised of $2.49 billion of gross unrealized gains and $191 million of gross unrealized losses as of December 31, 2014.
Gross unrealized gains and losses on fixed income securities by type and sector as of June 30, 2015 are provided in the following table.

($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
Corporate:
Energy	$2,294	$122	$(36)	$2,380
Banking	928	30	(31)	927
Consumer goods (cyclical and non-cyclical)	3,904	206	(26)	4,084
Utilities	3,481	385	(22)	3,844
Basic industry	1,176	45	(21)	1,200
Capital goods	1,899	134	(19)	2,014
Communications	1,482	78	(16)	1,544
Transportation	1,000	91	(14)	1,077
Technology	1,023	32	(10)	1,045
Financial services	932	70	(4)	998
Other	426	33	(2)	457
Total corporate fixed income portfolio	18,545	1,226	(201)	19,570
U.S. government and agencies	690	65	—	755
Municipal	3,090	419	(20)	3,489
Foreign government	470	47	(1)	516
ABS	982	9	(20)	971
RMBS	477	58	(4)	531
CMBS	500	38	(2)	536
Redeemable preferred stock	13	3	—	16
Total fixed income securities	$24,767	$1,865	$(248)	$26,384
The energy, banking, consumer goods, utilities and basic industry sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of June 30, 2015.  In general, the gross unrealized losses are related to increasing risk-free interest rates or widening credit spreads since the time of initial purchase.
The unrealized net capital gain for the equity portfolio totaled $17 million, comprised of $46 million of gross unrealized gains and $29 million of gross unrealized losses as of June 30, 2015.  This is compared to an unrealized net capital gain for the equity portfolio totaling $43 million, comprised of $57 million of gross unrealized gains and $14 million of gross unrealized losses as of December 31, 2014.

Global oil prices have declined significantly since September 30, 2014. Within the energy sector, we continue to monitor the impact to our investment portfolio for those companies that may be adversely affected, both directly and indirectly. If oil prices remain at depressed levels for an extended period or decline further, certain issuers and investments may come under duress. Corporate fixed income and equity securities with gross unrealized losses that have direct exposure to the energy sector, have an aggregate carrying value of $760 million and gross unrealized losses of $41 million as of June 30, 2015. Approximately 80% of the $2.38 billion of corporate fixed income securities with direct exposure to the energy sector were investment grade as of June 30, 2015.
Net investment income  The following table presents net investment income.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Fixed income securities	$326	$356	$660	$830
Mortgage loans	52	65	101	140
Equity securities	8	6	13	10
Limited partnership interests	73	91	145	158
Short- term investments	1	1	1	1
Policy loans	8	9	17	20
Other	18	13	36	28
Investment income, before expense	486	541	973	1,187
Investment expense	(13)	(16)	(29)	(36)
Net investment income	$473	$525	$944	$1,151
Net investment income decreased 9.9% or $52 million in the second quarter of 2015 compared to the second quarter of 2014, primarily due to lower average investment balances, lower limited partnership income, and lower prepayment fee income and litigation proceeds. Net investment income decreased 18.0% or $207 million in the first six months of 2015 compared to the first six months of 2014. Excluding results of the LBL business for first quarter 2014 of $126 million, net investment income decreased $81 million in the first six months of 2015 compared to same period of 2014, primarily due to lower average investment balances and lower prepayment fee income and litigation proceeds. We are reducing the risk of rising interest rates by selling longer term fixed income securities and investing the proceeds in shorter duration fixed income securities and in equities. While the dispositions generate net realized capital gains, investment income will be reduced prospectively by the lower yield on the reinvested proceeds.
Realized capital gains and losses  The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Impairment write-downs	$(5)	$—	$(12)	$(4)
Change in intent write-downs	(4)	(14)	(7)	(19)
Net other-than-temporary impairment losses recognized in earnings	(9)	(14)	(19)	(23)
Sales	69	1	186	8
Valuation and settlements of derivative instruments	(1)	3	3	5
Realized capital gains and losses, pre-tax	59	(10)	170	(10)
Income tax (expense) benefit	(21)	3	(60)	3
Realized capital gains and losses, after-tax	$38	$(7)	$110	$(7)
Impairment write-downs, which include changes in the mortgage loan valuation allowance, are presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Fixed income securities	$(3)	$2	$(6)	$1
Mortgage loans	—	—	—	4
Equity securities	(1)	—	(3)	—
Limited partnership interests	—	(2)	(2)	(9)
Other investments	(1)	—	(1)	—
Impairment write-downs	$(5)	$—	$(12)	$(4)
Impairment write-downs on fixed income securities for the three and six months ended June 30, 2015 were primarily driven by corporate fixed income securities impacted by issuer specific circumstances. Equity securities were written down primarily due to the length of time and extent to which fair value was below cost, considering our assessment of the financial condition and near-term and long-term prospects of the issuer, including relevant industry conditions and trends. Limited partnership write-downs primarily related to cost method limited partnerships that experienced declines in portfolio valuations deemed to be other-than-temporary.
Change in intent write-downs totaling $4 million and $7 million in the three and six months ended June 30, 2015, respectively, were primarily related to the repositioning and ongoing portfolio management of our equity securities.
Sales generated $69 million and $186 million of net realized capital gains in the three and six months ended June 30, 2015, respectively. Sales primarily included fixed income securities with longer maturity dates to reduce the risk of rising interest rates and equity securities in connection with ongoing portfolio management.
Valuation and settlements of derivative instruments generated net realized capital losses of $1 million for the three months ended June 30, 2015 and net realized capital gains of $3 million for the six months ended June 30, 2015 primarily related to foreign currency contracts due to the weakening U.S. Dollar for the three months ended June 30, 2015 and the strengthening U.S. Dollar for the six months ended June 30, 2015, respectively.
CAPITAL RESOURCES AND LIQUIDITY
Capital resources consist of shareholder’s equity and notes due to related parties, representing funds deployed or available to be deployed to support business operations.  The following table summarizes our capital resources.

($ in millions)	June 30, 2015	December 31, 2014
Common stock, retained income and additional capital paid-in	$5,249	$4,968
Accumulated other comprehensive income	977	1,379
Total shareholder’s equity	6,226	6,347
Notes due to related parties	275	275
Total capital resources	$6,501	$6,622
Shareholder’s equity decreased in the first six months of 2015, primarily due to decreased unrealized net capital gains on investments, partially offset by net income.
Financial ratings and strength  Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, the current level of operating leverage and AIC’s ratings.  In February 2015, A.M. Best affirmed our insurance financial strength rating of A+ and the outlook for the rating remained stable. In June 2015, Moody’s affirmed our insurance financial strength rating of A1 and the outlook for the rating remained stable. In July 2015, S&P affirmed our insurance financial strength ratings of A+ and the outlook for the rating remained stable.
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
Allstate parent company capital capacity  The Corporation has at the parent holding company level deployable assets totaling $3.40 billion as of June 30, 2015 comprising cash and investments that are generally saleable within one quarter.  This provides funds for the parent company’s fixed charges and other corporate purposes.

The Company has access to additional borrowing to support liquidity through the Corporation as follows.  The amount available to the Company is at the discretion of the Corporation.

•
A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of June 30, 2015, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•
A $1.00 billion unsecured revolving credit facility is available for short-term liquidity requirements.  In April 2015, the Corporation extended the maturity date of this facility to April 2020.  The facility is fully subscribed among 11 lenders with the largest commitment being $115 million.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing.  This facility has a financial covenant requiring that the Corporation not exceed a 37.5% debt to capitalization ratio as defined in the agreement.  This ratio was 11.8% as of June 30, 2015.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Corporation’s senior unsecured, unguaranteed long-term debt.  There were no borrowings under the credit facility during the second quarter or the first six months of 2015.

•
A universal shelf registration statement that was filed by the Corporation with the Securities and Exchange Commission on April 30, 2015.  The Corporation can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 498 million shares of treasury stock as of June 30, 2015), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.  The specific terms of any securities the Corporation issues under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure  Contractholder funds were $21.23 billion as of June 30, 2015.  The following table summarizes contractholder funds by their contractual withdrawal provisions as of June 30, 2015.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$3,497	16.5%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	5,764	27.2
Market value adjustments (2)	2,175	10.2
Subject to discretionary withdrawal without adjustments (3)	9,797	46.1
Total contractholder funds (4)	$21,233	100.0%

____________

(1)	Includes $2.10 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)
$1.53 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5, 7 or 10 years) during which there is no surrender charge or market value adjustment.

(3)	86% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)	Includes $844 million of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.
Retail life and annuity products may be surrendered by customers for a variety of reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 6.8% and 9.7% in the first six months of 2015 and 2014, respectively.  We strive to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.
Our asset-liability management practices enable us to manage the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance and annuity product obligations.
Cash flows  As reflected in our Condensed Consolidated Statements of Cash Flows, lower cash provided by operating activities in the first six months of 2015 compared to the first six months of 2014 was primarily due to lower net investment income and higher income tax payments, partially offset by higher premiums on traditional life insurance products and lower contract benefits paid.
Lower cash provided by investing activities in the first six months of 2015 compared to the first six months of 2014 was primarily the result of lower cash used in financing activities due to lower contractholder fund disbursements.

Lower cash used in financing activities in the first six months of 2015 compared to the first six months of 2014 was primarily due to lower contractholder benefits and withdrawals on fixed annuities and interest-sensitive life insurance, partially offset by lower deposits.
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
Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended June 30, 2015, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits

(a)            Exhibits

The following is a list of exhibits filed as part of this Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated August 6, 2015, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company
(Registrant)

August 6, 2015
	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)