Form 10-Q
period 2015-09-30
ALLSTATE LIFE INSURANCE CO
filed 2015-11-05
CIK 352736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

The registrant meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

3075 Sanders Road, Northbrook, Illinois 60062
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
Yes ___           No   X

As of November 5, 2015, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2015

PART I	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three-Month and Nine-Month Periods Ended September 30, 2015 and 2014 (unaudited)	1

	Condensed Consolidated Statements of Financial Position as of September 30, 2015 (unaudited) and December 31, 2014	2

	Condensed Consolidated Statements of Shareholder’s Equity for the Nine-Month Periods Ended September 30, 2015 and 2014 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2015 and 2014 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

	Report of Independent Registered Public Accounting Firm	36

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Highlights	37
	Operations	38
	Investments	43
	Capital Resources and Liquidity	49
	Forward Looking Statements	50

Item 4.	Controls and Procedures	51

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	52

Item 1A.	Risk Factors	52

Item 6.	Exhibits	52

PART I. FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
	(unaudited)		(unaudited)
Revenues
Premiums	$150	$142	$448	$441
Contract charges	180	192	557	652
Net investment income	473	461	1,417	1,612
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(73)	(19)	(95)	(41)
OTTI losses reclassified to (from) other comprehensive income	6	—	9	(1)
Net OTTI losses recognized in earnings	(67)	(19)	(86)	(42)
Sales and other realized capital gains and losses	256	47	445	60
Total realized capital gains and losses	189	28	359	18
	992	823	2,781	2,723
Costs and expenses
Contract benefits	353	356	1,057	1,101
Interest credited to contractholder funds	181	191	546	696
Amortization of deferred policy acquisition costs	38	36	116	124
Operating costs and expenses	56	75	211	232
Restructuring and related charges	—	(1)	2	2
Interest expense	4	4	12	12
	632	661	1,944	2,167

Gain (loss) on disposition of operations	2	(27)	2	(71)

Income from operations before income tax expense	362	135	839	485

Income tax expense	123	51	297	142

Net income	239	84	542	343

Other comprehensive (loss) income, after-tax
Change in unrealized net capital gains and losses	(302)	24	(697)	345
Change in unrealized foreign currency translation adjustments	3	—	(4)	1
Other comprehensive (loss) income, after-tax	(299)	24	(701)	346

Comprehensive (loss) income	$(60)	$108	$(159)	$689

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	September 30, 2015	December 31, 2014
Assets	(unaudited)
Investments
Fixed income securities, at fair value (amortized cost $23,975 and $25,822)	$25,173	$28,117
Mortgage loans	3,827	3,686
Equity securities, at fair value (cost $1,423 and $927)	1,370	970
Limited partnership interests	2,261	2,024
Short-term, at fair value (amortized cost $937 and $857)	937	857
Policy loans	575	616
Other	1,302	1,196
Total investments	35,445	37,466
Cash	227	146
Deferred policy acquisition costs	1,292	1,271
Reinsurance recoverables	2,878	2,586
Accrued investment income	287	333
Other assets	489	537
Separate Accounts	3,677	4,396
Total assets	$44,295	$46,735
Liabilities
Contractholder funds	$20,816	$21,816
Reserve for life-contingent contract benefits	11,390	11,566
Unearned premiums	5	6
Payable to affiliates, net	52	96
Other liabilities and accrued expenses	939	826
Deferred income taxes	1,070	1,407
Notes due to related parties	275	275
Separate Accounts	3,677	4,396
Total liabilities	38,224	40,388
Commitments and Contingent Liabilities (Note 7)
Shareholder’s equity
Redeemable preferred stock - series A, $100 par value, 1,500,000 shares authorized, none issued	—	—
Redeemable preferred stock - series B, $100 par value, 1,500,000 shares authorized, none issued	—	—
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	1,990	1,990
Retained income	3,398	2,973
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	42	47
Other unrealized net capital gains and losses	703	1,468
Unrealized adjustment to DAC, DSI and insurance reserves	(60)	(133)
Total unrealized net capital gains and losses	685	1,382
Unrealized foreign currency translation adjustments	(7)	(3)
Total accumulated other comprehensive income	678	1,379
Total shareholder’s equity	6,071	6,347
Total liabilities and shareholder’s equity	$44,295	$46,735

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

($ in millions)	Nine months ended September 30,
	2015	2014
	(unaudited)
Common stock	$5	$5

Additional capital paid-in
Balance, beginning of period	1,990	2,690
Return of capital	—	(700)
	1,990	1,990

Retained income
Balance, beginning of period	2,973	2,447
Net income	542	343
Dividends	(103)	—
Loss on reinsurance with an affiliate	(12)	—
Loss on sale of subsidiary to an affiliate	(2)	—
Balance, end of period	3,398	2,790

Accumulated other comprehensive income
Balance, beginning of period	1,379	928
Change in unrealized net capital gains and losses	(697)	345
Change in unrealized foreign currency translation adjustments	(4)	1
Balance, end of period	678	1,274

Total shareholder’s equity	$6,071	$6,059

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Nine months ended September 30,
	2015	2014
Cash flows from operating activities	(unaudited)
Net income	$542	$343
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(58)	(63)
Realized capital gains and losses	(359)	(18)
(Gain) loss on disposition of operations	(2)	71
Interest credited to contractholder funds	546	696
Changes in:
Policy benefits and other insurance reserves	(422)	(452)
Unearned premiums	—	(1)
Deferred policy acquisition costs	20	4
Reinsurance recoverables, net	17	(6)
Income taxes	128	61
Other operating assets and liabilities	(31)	(179)
Net cash provided by operating activities	381	456
Cash flows from investing activities
Proceeds from sales
Fixed income securities	6,758	2,486
Equity securities	511	326
Limited partnership interests	349	358
Mortgage loans	6	9
Other investments	18	25
Investment collections
Fixed income securities	1,448	1,485
Mortgage loans	257	795
Other investments	59	37
Investment purchases
Fixed income securities	(6,308)	(2,026)
Equity securities	(1,045)	(846)
Limited partnership interests	(481)	(482)
Mortgage loans	(475)	(194)
Other investments	(204)	(195)
Change in short-term investments, net	(88)	140
Change in policy loans and other investments, net	(17)	54
Disposition of operations	10	345
Net cash provided by investing activities	798	2,317
Cash flows from financing activities
Contractholder fund deposits	674	832
Contractholder fund withdrawals	(1,755)	(2,800)
Dividends paid	(17)	—
Return of capital	—	(700)
Repayment of notes due to related parties	—	(7)
Net cash used in financing activities	(1,098)	(2,675)
Net increase in cash	81	98
Cash at beginning of period	146	93
Cash at end of period	$227	$191

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
The condensed consolidated financial statements and notes as of September 30, 2015 and for the three-month and nine-month periods ended September 30, 2015 and 2014 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.  All significant intercompany accounts and transactions have been eliminated.
Sale of subsidiary
On January 1, 2015, ALIC sold its subsidiary Allstate Assurance Company (“AAC”) to its unconsolidated affiliate Allstate Financial Insurance Holdings Corporation. ALIC received $11 million in cash. The $2 million loss on sale was recorded as a decrease to retained income since the sale was between affiliates under common control.
Reinsurance
Effective April 1, 2015, ALIC entered into a coinsurance reinsurance agreement with AAC to cede certain interest-sensitive life insurance policies to AAC. In connection with the agreement, the Company recorded reinsurance recoverables of $476 million and paid $494 million in investments. The $12 million loss on the transaction was recorded as a decrease to retained income since the transaction was between affiliates under common control.
Dividends
In September 2015, the Company paid dividends of $103 million to AIC in the form of cash and investments.
Premiums and contract charges
The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Premiums
Traditional life insurance	$129	$120	$384	$365
Immediate annuities with life contingencies	—	—	—	5
Accident and health insurance	21	22	64	71
Total premiums	150	142	448	441

Contract charges
Interest-sensitive life insurance	176	188	547	638
Fixed annuities	4	4	10	14
Total contract charges	180	192	557	652
Total premiums and contract charges	$330	$334	$1,005	$1,093

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
Pending accounting standard
Amendments to the Consolidation Analysis
In February 2015, the FASB issued guidance affecting the consolidation evaluation for limited partnerships and similar entities, fees paid to a decision maker or service provider, and variable interests in a variable interest entity held by related parties of the reporting enterprise. The guidance is effective for annual and interim reporting periods beginning after December 15, 2015.  The Company is in the process of assessing the impact of adoption which is not expected to be material to the Company’s results of operations or financial position.
2.  Supplemental Cash Flow Information
Non-cash investing activities include $63 million and $89 million related to modifications of certain mortgage loans, fixed income securities and other investments, as well as mergers completed with equity securities for the nine months ended September 30, 2015 and 2014, respectively, and a $45 million obligation to fund a limited partnership investment for the nine months ended September 30, 2015.
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

($ in millions)	Nine months ended September 30,
	2015	2014
Net change in proceeds managed
Net change in short-term investments	$6	$(151)
Operating cash flow provided (used)	6	(151)
Net change in cash	1	—
Net change in proceeds managed	$7	$(151)

Net change in liabilities
Liabilities for collateral, beginning of period	$(510)	$(328)
Liabilities for collateral, end of period	(503)	(479)
Operating cash flow (used) provided	$(7)	$151

3.  Investments
Fair values
The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
September 30, 2015
U.S. government and agencies	$508	$68	$—	$576
Municipal	2,212	323	(9)	2,526
Corporate	18,198	1,045	(340)	18,903
Foreign government	387	44	(1)	430
Asset-backed securities (“ABS”)	1,737	9	(25)	1,721
Residential mortgage-backed securities (“RMBS”)	439	54	(4)	489
Commercial mortgage-backed securities (“CMBS”)	481	34	(3)	512
Redeemable preferred stock	13	3	—	16
Total fixed income securities	$23,975	$1,580	$(382)	$25,173

December 31, 2014
U.S. government and agencies	$668	$102	$—	$770
Municipal	3,156	520	(14)	3,662
Corporate	19,465	1,670	(150)	20,985
Foreign government	654	81	—	735
ABS	773	13	(21)	765
RMBS	554	55	(4)	605
CMBS	538	43	(2)	579
Redeemable preferred stock	14	2	—	16
Total fixed income securities	$25,822	$2,486	$(191)	$28,117
Scheduled maturities
The scheduled maturities for fixed income securities are as follows as of September 30, 2015:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$1,054	$1,064
Due after one year through five years	6,438	6,794
Due after five years through ten years	8,882	9,108
Due after ten years	4,944	5,485
	21,318	22,451
ABS, RMBS and CMBS	2,657	2,722
Total	$23,975	$25,173
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers.  ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.

Net investment income
Net investment income is as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Fixed income securities	$300	$349	$960	$1,179
Mortgage loans	46	48	147	188
Equity securities	6	7	19	17
Limited partnership interests	105	51	250	209
Short-term investments	1	—	2	1
Policy loans	9	10	26	30
Other	19	15	55	43
Investment income, before expense	486	480	1,459	1,667
Investment expense	(13)	(19)	(42)	(55)
Net investment income	$473	$461	$1,417	$1,612
Realized capital gains and losses
Realized capital gains and losses by asset type are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Fixed income securities	$256	$(1)	$370	$(1)
Mortgage loans	1	2	2	3
Equity securities	(58)	(5)	(10)	11
Limited partnership interests	(20)	28	(18)	(5)
Derivatives	15	4	21	7
Other	(5)	—	(6)	3
Realized capital gains and losses	$189	$28	$359	$18
Realized capital gains and losses by transaction type are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Impairment write-downs	$(17)	$2	$(29)	$(2)
Change in intent write-downs	(50)	(21)	(57)	(40)
Net other-than-temporary impairment losses recognized in earnings	(67)	(19)	(86)	(42)
Sales and other	241	43	427	51
Valuation and settlements of derivative instruments	15	4	18	9
Realized capital gains and losses	$189	$28	$359	$18
Gross gains of $308 million and $23 million and gross losses of $46 million and $5 million were realized on sales of fixed income and equity securities during the three months ended September 30, 2015 and 2014, respectively.  Gross gains of $524 million and $76 million and gross losses of $84 million and $34 million were realized on sales of fixed income and equity securities during the nine months ended September 30, 2015 and 2014, respectively.

Other-than-temporary impairment losses by asset type are as follows:

($ in millions)	Three months ended September 30, 2015			Three months ended September 30, 2014
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Corporate	$(4)	$—	$(4)	$(3)	$—	$(3)
ABS	(8)	6	(2)	—	—	—
CMBS	(1)	—	(1)	—	—	—
Total fixed income securities	(13)	6	(7)	(3)	—	(3)
Mortgage loans	—	—	—	2	—	2
Equity securities	(58)	—	(58)	(21)	—	(21)
Limited partnership interests	—	—	—	3	—	3
Other	(2)	—	(2)	—	—	—
Other-than-temporary impairment losses	$(73)	$6	$(67)	$(19)	$—	$(19)

	Nine months ended September 30, 2015			Nine months ended September 30, 2014
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$—	$—	$—	$(1)	$—	$(1)
Corporate	(11)	3	(8)	(3)	—	(3)
ABS	(10)	6	(4)	(1)	—	(1)
RMBS	—	—	—	3	(1)	2
CMBS	(1)	—	(1)	—	—	—
Total fixed income securities	(22)	9	(13)	(2)	(1)	(3)
Mortgage loans	—	—	—	6	—	6
Equity securities	(68)	—	(68)	(29)	—	(29)
Limited partnership interests	(2)	—	(2)	(16)	—	(16)
Other	(3)	—	(3)	—	—	—
Other-than-temporary impairment losses	$(95)	$9	$(86)	$(41)	$(1)	$(42)
The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table.  The amounts exclude $134 million and $138 million as of September 30, 2015 and December 31, 2014, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	September 30, 2015	December 31, 2014
Municipal	$(5)	$(5)
ABS	(8)	(1)
RMBS	(50)	(55)
CMBS	(6)	(5)
Total	$(69)	$(66)

Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Beginning balance	$(206)	$(229)	$(209)	$(299)
Additional credit loss for securities previously other-than-temporarily impaired	(3)	—	(5)	2
Additional credit loss for securities not previously other-than-temporarily impaired	(4)	(3)	(8)	(4)
Reduction in credit loss for securities disposed or collected	13	9	20	19
Reduction in credit loss for securities the Company has made the decision to sell or more likely than not will be required to sell	—	—	—	—
Change in credit loss due to accretion of increase in cash flows	—	1	2	1
Reduction in credit loss for securities sold in Lincoln Benefit Life Company (“LBL”) disposition	—	—	—	59
Ending balance	$(200)	$(222)	$(200)	$(222)
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

Unrealized net capital gains and losses
Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
September 30, 2015		Gains	Losses
Fixed income securities	$25,173	$1,580	$(382)	$1,198
Equity securities	1,370	21	(74)	(53)
Short-term investments	937	—	—	—
Derivative instruments (1)	11	11	—	11
Equity method (“EMA”) limited partnerships (2)				(2)
Unrealized net capital gains and losses, pre-tax				1,154
Amounts recognized for:
Insurance reserves (3)				—
DAC and DSI (4)				(92)
Amounts recognized				(92)
Deferred income taxes				(377)
Unrealized net capital gains and losses, after-tax				$685
_______________

(1)	Included in the fair value of derivative instruments are $4 million classified as assets and $(7) million classified as liabilities.

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

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
December 31, 2014		Gains	Losses
Fixed income securities	$28,117	$2,486	$(191)	$2,295
Equity securities	970	57	(14)	43
Short-term investments	857	—	—	—
Derivative instruments (1)	2	3	(1)	2
EMA limited partnerships				(2)
Unrealized net capital gains and losses, pre-tax				2,338
Amounts recognized for:
Insurance reserves				(28)
DAC and DSI				(176)
Amounts recognized				(204)
Deferred income taxes				(752)
Unrealized net capital gains and losses, after-tax				$1,382
_______________

(1)	Included in the fair value of derivative instruments are $3 million classified as assets and $1 million classified as liabilities.

Change in unrealized net capital gains and losses
The change in unrealized net capital gains and losses for the nine months ended September 30, 2015 is as follows:

($ in millions)
Fixed income securities	$(1,097)
Equity securities	(96)
Derivative instruments	9
Total	(1,184)
Amounts recognized for:
Insurance reserves	28
DAC and DSI	84
Amounts recognized	112
Deferred income taxes	375
Decrease in unrealized net capital gains and losses, after-tax	$(697)
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

($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses

September 30, 2015
Fixed income securities
U.S. government and agencies	1	$5	$—	—	$—	$—	$—
Municipal	21	56	(1)	5	24	(8)	(9)
Corporate	686	3,948	(244)	60	551	(96)	(340)
Foreign government	2	32	(1)	—	—	—	(1)
ABS	37	387	(8)	19	186	(17)	(25)
RMBS	31	2	—	40	57	(4)	(4)
CMBS	6	32	—	2	4	(3)	(3)
Total fixed income securities	784	4,462	(254)	126	822	(128)	(382)
Equity securities	419	742	(74)	—	—	—	(74)
Total fixed income and equity securities	1,203	$5,204	$(328)	126	$822	$(128)	$(456)

Investment grade fixed income securities	422	$2,931	$(114)	77	$550	$(73)	$(187)
Below investment grade fixed income securities	362	1,531	(140)	49	272	(55)	(195)
Total fixed income securities	784	$4,462	$(254)	126	$822	$(128)	$(382)

December 31, 2014
Fixed income securities
U.S. government and agencies	1	$1	$—	—	$—	$—	$—
Municipal	17	90	(1)	10	47	(13)	(14)
Corporate	281	1,780	(69)	91	875	(81)	(150)
Foreign government	—	—	—	1	15	—	—
ABS	19	168	(2)	23	217	(19)	(21)
RMBS	19	3	—	45	73	(4)	(4)
CMBS	8	33	—	3	32	(2)	(2)
Total fixed income securities	345	2,075	(72)	173	1,259	(119)	(191)
Equity securities	294	327	(13)	1	6	(1)	(14)
Total fixed income and equity securities	639	$2,402	$(85)	174	$1,265	$(120)	$(205)

Investment grade fixed income securities	167	$1,275	$(28)	127	$989	$(79)	$(107)
Below investment grade fixed income securities	178	800	(44)	46	270	(40)	(84)
Total fixed income securities	345	$2,075	$(72)	173	$1,259	$(119)	$(191)
As of September 30, 2015, $296 million of the $456 million unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $296 million, $126 million are related to unrealized losses on investment grade fixed income securities and $52 million are related to equity securities.  Of the remaining $118 million, $90 million have been in an unrealized loss position for less than 12 months. Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard and Poor’s (“S&P”), Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  Unrealized losses on investment grade securities are principally related to increasing risk-free interest rates or widening credit spreads since the time of initial purchase.
As of September 30, 2015, the remaining $160 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost.  Investment grade fixed income securities comprising $61 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.  Of the $160 million, $77 million are related to below investment grade fixed income securities and $22 million are related to equity securities.  Of these amounts, $6 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of September 30, 2015.
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
As of September 30, 2015, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.  As of September 30, 2015, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.
Limited partnerships
As of September 30, 2015 and December 31, 2014, the carrying value of equity method limited partnerships totaled $1.74 billion and $1.52 billion, respectively.  The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary.  Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.
As of September 30, 2015 and December 31, 2014, the carrying value for cost method limited partnerships was $526 million and $508 million, respectively.  To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment.  Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital.  Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration.  If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value of the fund.
Mortgage loans
Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators.  Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest.  Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate.  Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value.  Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell.  Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery.  The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan.  It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of September 30, 2015.
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

($ in millions)	September 30, 2015			December 31, 2014
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$97	$—	$97	$110	$—	$110
1.0 - 1.25	381	—	381	387	—	387
1.26 - 1.50	1,173	—	1,173	1,118	1	1,119
Above 1.50	2,166	1	2,167	2,054	—	2,054
Total non-impaired mortgage loans	$3,817	$1	$3,818	$3,669	$1	$3,670
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
The net carrying value of impaired mortgage loans is as follows:

($ in millions)	September 30, 2015	December 31, 2014
Impaired mortgage loans with a valuation allowance	$9	$16
Impaired mortgage loans without a valuation allowance	—	—
Total impaired mortgage loans	$9	$16
Valuation allowance on impaired mortgage loans	$7	$8
The average balance of impaired loans was $12 million and $29 million for the nine months ended September 30, 2015 and 2014, respectively.
The rollforward of the valuation allowance on impaired mortgage loans is as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Beginning balance	$7	$9	$8	$21
Net decrease in valuation allowance	—	(2)	—	(6)
Charge offs	—	—	(1)	(8)
Ending balance	$7	$7	$7	$7
Payments on all loans were current as of September 30, 2015 and December 31, 2014.

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
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2015.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of September 30, 2015
Assets
Fixed income securities:
U.S. government and agencies	$136	$440	$—		$576
Municipal	—	2,437	89		2,526
Corporate	—	18,368	535		18,903
Foreign government	—	430	—		430
ABS	—	1,590	131		1,721
RMBS	—	489	—		489
CMBS	—	512	—		512
Redeemable preferred stock	—	16	—		16
Total fixed income securities	136	24,282	755		25,173
Equity securities	1,300	6	64		1,370
Short-term investments	51	886	—		937
Other investments: Free-standing derivatives	—	35	1	$(11)	25
Separate account assets	3,677	—	—		3,677
Other assets	—	—	1		1
Total recurring basis assets	5,164	25,209	821	(11)	31,183
Non-recurring basis (1)	—	—	7	—	7
Total assets at fair value	$5,164	$25,209	$828	$(11)	$31,190
% of total assets at fair value	16.5%	80.8%	2.7%	—%	100%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(295)		$(295)
Other liabilities: Free-standing derivatives	(2)	(1)	(9)	$(1)	(13)
Total liabilities at fair value	$(2)	$(1)	$(304)	$(1)	$(308)
% of total liabilities at fair value	0.7%	0.3%	98.7%	0.3%	100%
 ____________

(1)	Includes $7 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2014.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2014
Assets
Fixed income securities:
U.S. government and agencies	$147	$623	$—		$770
Municipal	—	3,556	106		3,662
Corporate	—	20,193	792		20,985
Foreign government	—	735	—		735
ABS	—	636	129		765
RMBS	—	605	—		605
CMBS	—	578	1		579
Redeemable preferred stock	—	16	—		16
Total fixed income securities	147	26,942	1,028		28,117
Equity securities	927	6	37		970
Short-term investments	90	767	—		857
Other investments: Free-standing derivatives	—	90	2	$(2)	90
Separate account assets	4,396	—	—		4,396
Other assets	1	—	1		2
Total recurring basis assets	5,561	27,805	1,068	(2)	34,432
Non-recurring basis (1)	—	—	9		9
Total assets at fair value	$5,561	$27,805	$1,077	$(2)	$34,441
% of total assets at fair value	16.2%	80.7%	3.1%	—%	100.0%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(323)		$(323)
Other liabilities: Free-standing derivatives	—	(24)	(9)	$2	(31)
Total liabilities at fair value	$—	$(24)	$(332)	$2	$(354)
% of total liabilities at fair value	—%	6.8%	93.8%	(0.6)%	100.0%

____________

(1)	Includes $6 million of mortgage loans and $3 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.
The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
September 30, 2015
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(242)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.76%
December 31, 2014
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(278)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.76%
The embedded derivatives are equity-indexed and forward starting options in certain life and annuity products that provide customers with interest crediting rates based on the performance of the S&P 500. If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.
As of September 30, 2015 and December 31, 2014, Level 3 fair value measurements of fixed income securities total $755 million and $1.03 billion, respectively, and include $635 million and $914 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable.  The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above.  However, an increase

(decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value.
The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended September 30, 2015.

($ in millions)		Total gains (losses) included in:
	Balance as of June 30, 2015	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$101	$2	$—	$—	$—
Corporate	569	10	(9)	—	(23)
ABS	105	—	(1)	15	—
Total fixed income securities	775	12	(10)	15	(23)
Equity securities	46	—	(1)	—	—
Free-standing derivatives, net	(7)	(1)	—	—	—
Other assets	1	—	—	—	—
Total recurring Level 3 assets	$815	$11	$(11)	$15	$(23)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(315)	$19	$—	$—	$—
Total recurring Level 3 liabilities	$(315)	$19	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of September 30, 2015
Assets
Fixed income securities:
Municipal	$—	$(14)	$—	$—	$89
Corporate	1	(11)	—	(2)	535
ABS	27	—	—	(15)	131
Total fixed income securities	28	(25)	—	(17)	755
Equity securities	19	—	—	—	64
Free-standing derivatives, net	—	—	—	—	(8)	(2)
Other assets	—	—	—	—	1
Total recurring Level 3 assets	$47	$(25)	$—	$(17)	$812

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$—	$1	$(295)
Total recurring Level 3 liabilities	$—	$—	$—	$1	$(295)
 ____________

(1)
The effect to net income totals $30 million and is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows: $8 million in realized capital gains and losses, $3 million in net investment income, $27 million in interest credited to contractholder funds and $(8) million in contract benefits.

(2)	Comprises $1 million of assets and $9 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the nine months ended September 30, 2015.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2014	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$106	$3	$(2)	$—	$—
Corporate	792	11	(15)	2	(150)
ABS	129	(1)	1	21	(27)
CMBS	1	—	(1)	—	—
Total fixed income securities	1,028	13	(17)	23	(177)
Equity securities	37	—	—	—	—
Free-standing derivatives, net	(7)	—	—	—	—
Other assets	1	—	—	—	—
Total recurring Level 3 assets	$1,059	$13	$(17)	$23	$(177)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(323)	$24	$—	$—	$—
Total recurring Level 3 liabilities	$(323)	$24	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of September 30, 2015
Assets
Fixed income securities:
Municipal	$—	$(17)	$—	$(1)	$89
Corporate	20	(58)	—	(67)	535
ABS	27	—	—	(19)	131
CMBS	—	—	—	—	—
Total fixed income securities	47	(75)	—	(87)	755
Equity securities	27	—	—	—	64
Free-standing derivatives, net	—	—	—	(1)	(8)	(2)
Other assets	—	—	—	—	1
Total recurring Level 3 assets	$74	$(75)	$—	$(88)	$812

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	(1)	5	$(295)
Total recurring Level 3 liabilities	$—	$—	$(1)	$5	$(295)
 ____________

(1)
The effect to net income totals $37 million and is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows: $4 million in realized capital gains and losses, $9 million in net investment income, $32 million in interest credited to contractholder funds and $(8) million in contract benefits.

(2)	Comprises $1 million of assets and $9 million of liabilities.

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
__________

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

($ in millions)		Total gains (losses)included in:
	Balance as of December 31, 2013	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$119	$(1)	$3	$—	$(17)
Corporate	1,008	14	(4)	18	(26)
ABS	112	—	2	—	(12)
CMBS	1	—	—	—	—
Redeemable preferred stock	1	—	—	—	—
Total fixed income securities	1,241	13	1	18	(55)
Equity securities	6	—	—	—	—
Free-standing derivatives, net	(5)	1	—	—	—
Other assets	—	1	—	—	—
Assets held for sale	362	(1)	2	4	(2)
Total recurring Level 3 assets	$1,604	$14	$3	$22	$(57)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(307)	$(5)	$—	$—	$—
Liabilities held for sale	(246)	17	—	—	—
Total recurring Level 3 liabilities	$(553)	$12	$—	$—	$—

	Sold in LBL disposition (3)	Purchases/Issues (4)	Sales	Settlements	Balance as of September 30, 2014
Assets
Fixed income securities:
Municipal	$—	$—	$(3)	$—	$101
Corporate	—	16	(92)	(95)	839
ABS	—	21	—	(9)	114
CMBS	4	—	—	—	5
Redeemable preferred stock	—	—	(1)	—	—
Total fixed income securities	4	37	(96)	(104)	1,059
Equity securities	—	31	—	—	37
Free-standing derivatives, net	—	2	—	(4)	(6)	(2)
Other assets	—	—	—	—	1
Assets held for sale	(351)	—	(8)	(6)	—
Total recurring Level 3 assets	$(347)	$70	$(104)	$(114)	$1,091

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$(13)	$—	$4	$(321)
Liabilities held for sale	230	(4)	—	3	—
Total recurring Level 3 liabilities	$230	$(17)	$—	$7	$(321)
__________

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
There were no transfers between Level 1 and Level 2 during the three months and nine months ended September 30, 2015 or 2014.
Transfers into Level 3 during the three months and nine months ended September 30, 2015 and 2014 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3.  Transfers out of Level 3 during the three months and nine months ended September 30, 2015 and 2014 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period.  A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.
The following table provides the change in unrealized gains and losses included in net income for Level 3 assets and liabilities held as of September 30.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Assets
Fixed income securities:
Municipal	$—	$—	$—	$(1)
Corporate	3	3	8	8
ABS	—	—	1	—
CMBS	—	—	—	(1)
Total fixed income securities	3	3	9	6
Equity securities	(1)	—	—	—
Free-standing derivatives, net	(1)	—	—	6
Other assets	—	—	—	1
Assets held for sale	—	—	—	(1)
Total recurring Level 3 assets	$1	$3	$9	$12

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$19	$9	$24	$(5)
Liabilities held for sale	—	—	—	17
Total recurring Level 3 liabilities	$19	$9	$24	$12
The amounts in the table above represent the change in unrealized gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3.  These gains and losses total $20 million for the three months ended September 30, 2015 and are reported as follows: $(2) million in realized capital gains and losses, $3 million in net investment income, $27 million in interest credited to contractholder funds and $(8) million in contract benefits.  These gains and losses total $12 million for the three months ended September 30, 2014 and are reported as follows: $3 million in net investment income, $5 million in interest credited to contractholder funds and $4 million in contract benefits. These gains and losses total $33 million for the nine months ended September 30, 2015 and are reported as follows: $(2) million in realized capital gains and losses, $11 million in net investment income, $32 million in interest credited to contractholder funds and $(8) million in contract benefits.  These gains and losses total $24 million for the nine months ended September 30, 2014 and are reported as follows: $5 million in realized capital gains and losses, $6 million in net investment income, $5 million in interest credited to contractholder funds and $8 million in contract benefits.

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.
Financial assets

($ in millions)	September 30, 2015		December 31, 2014
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$3,827	$4,020	$3,686	$3,922
Cost method limited partnerships	526	692	508	686
Bank loans	510	507	431	427
Agent loans	416	406	368	361
Notes due from related party	275	275	275	275
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
Financial liabilities

($ in millions)	September 30, 2015		December 31, 2014
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$12,682	$13,189	$13,708	$14,364
Notes due to related parties	275	275	275	275
Liability for collateral	503	503	510	510
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
Asset replication refers to the “synthetic” creation of assets through the use of derivatives and primarily investment grade host bonds to replicate securities that are either unavailable in the cash markets or more economical to acquire in synthetic form.  The Company replicates fixed income securities using a combination of a credit default swap or a foreign currency forward contract and one or more highly rated fixed income securities to synthetically replicate the economic characteristics of one or more cash market securities.
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
Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date.  The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Condensed Consolidated Statements of Financial Position.  For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts.  As of September 30, 2015, the Company pledged $11 million of cash as margin deposits.
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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of September 30, 2015.

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$18	n/a	$4	$4	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	135	n/a	1	1	—
Financial futures contracts	Other assets	—	330	—	—	—
Equity and index contracts
Options	Other investments	—	3,820	21	21	—
Financial futures contracts	Other assets	—	59	—	—	—
Foreign currency contracts
Foreign currency forwards	Other investments	60	n/a	—	—	—
Credit default contracts
Credit default swaps – buying protection	Other investments	29	n/a	2	2	—
Credit default swaps – selling protection	Other investments	80	n/a	1	1	—
Other contracts
Other contracts	Other assets	3	n/a	1	1	—
Subtotal		307	4,209	26	26	—
Total asset derivatives		$325	4,209	$30	$30	$—

Liability derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$56	n/a	$7	$7	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	85	n/a	—	—	—
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	—	5,239	(3)	—	(3)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	10	n/a	—	—	—
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	496	n/a	(39)	—	(39)
Guaranteed withdrawal benefits	Contractholder funds	342	n/a	(14)	—	(14)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,773	n/a	(242)	—	(242)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	—	—	—
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	15	n/a	—	—	—
Credit default swaps – selling protection	Other liabilities & accrued expenses	100	n/a	(9)	—	(9)
Subtotal		2,906	5,239	(307)	—	(307)
Total liability derivatives		2,962	5,239	(300)	$7	$(307)
Total derivatives		$3,287	9,448	$(270)
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

($ in millions)		Offsets
	Gross amount	Counter- party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
September 30, 2015
Asset derivatives	$15	$(7)	$(4)	$4	$(1)	$3
Liability derivatives	(9)	7	(8)	(10)	7	(3)

December 31, 2014
Asset derivatives	$7	$(2)	$—	$5	$(4)	$1
Liability derivatives	(11)	2	—	(9)	7	(2)
The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships.  Amortization of net gains from accumulated other comprehensive income related to cash flow hedges is expected to be a gain of $3 million during the next twelve months.  There was no hedge ineffectiveness reported in realized gains and losses for the three months and nine months ended September 30, 2015 or 2014.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Gain recognized in OCI on derivatives during the period	$4	$10	$11	$6
Gain (loss) recognized in OCI on derivatives during the term of the hedging relationship	11	(4)	11	(4)
Loss reclassified from AOCI into income (net investment income)	—	(1)	(1)	(1)
Gain (loss) reclassified from AOCI into income (realized capital gains and losses)	—	—	3	(2)

The following tables present gains and losses from valuation and settlements reported on derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations and Comprehensive Income.  For the three months and nine months ended September 30, 2015 and 2014, the Company had no derivatives used in fair value hedging relationships.

($ in millions)	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Loss on disposition of operations	Total gain (loss) recognized in net income on derivatives
Three months ended September 30, 2015
Interest rate contracts	$(1)	$—	$—	$—	$(1)
Equity and index contracts	11	—	(27)	—	(16)
Embedded derivative financial instruments	—	(8)	28	—	20
Foreign currency contracts	3	—	—	—	3
Credit default contracts	2	—	—	—	2
Other contracts	—	—	(1)	—	(1)
Total	$15	$(8)	$—	$—	$7

Nine months ended September 30, 2015
Equity and index contracts	$10	$—	$(23)	$—	$(13)
Embedded derivative financial instruments	—	(8)	36	—	28
Foreign currency contracts	5	—	—	—	5
Credit default contracts	3	—	—	—	3
Total	$18	$(8)	$13	$—	$23

Three months ended September 30, 2014
Equity and index contracts	$—	$—	$4	$—	$4
Embedded derivative financial instruments	—	4	6	—	10
Foreign currency contracts	4	—	—	—	4
Other contracts	—	—	(1)	—	(1)
Total	$4	$4	$9	$—	$17

Nine months ended September 30, 2014
Interest rate contracts	$(2)	$—	$—	$(4)	$(6)
Equity and index contracts	—	—	25	—	25
Embedded derivative financial instruments	—	8	(5)	—	3
Foreign currency contracts	4	—	—	—	4
Credit default contracts	7	—	—	—	7
Total	$9	$8	$20	$(4)	$33
The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate.  The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded.  As of September 30, 2015, counterparties pledged $13 million in cash and securities to the Company, and the Company pledged $7 million in securities to counterparties which includes $7 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position. The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.  Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.
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

The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to the Company’s OTC derivatives.

($ in millions)	September 30, 2015				December 31, 2014
Rating (1)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	1	$95	$5	$1	1	$164	$2	$1
A	5	177	8	2	3	88	3	1
A-	2	41	2	—	1	8	—	—
BBB+	—	—	—	—	1	11	—	—
BBB	—	—	—	—	1	52	—	—
Total	8	$313	$15	$3	7	$323	$5	$2
__________

(1)	Rating is the lower of S&P or Moody’s ratings.

(2)	Only OTC derivatives with a net positive fair value are included for each counterparty.
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

($ in millions)	September 30, 2015	December 31, 2014
Gross liability fair value of contracts containing credit-risk-contingent features	$9	$11
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	—	(2)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(7)	(7)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$2	$2
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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
September 30, 2015
First-to-default Basket
Municipal	$—	$100	$—	$—	$100	$(9)
Index
Corporate debt	1	20	53	6	80	1
Total	$1	$120	$53	$6	$180	$(8)

December 31, 2014
First-to-default Basket
Municipal	$—	$100	$—	$—	$100	$(9)
Index
Corporate debt	—	22	52	6	80	2
Total	$—	$122	$52	$6	$180	$(7)
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

6.  Reinsurance
The effects of reinsurance on premiums and contract charges are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Direct	$180	$185	$546	$893
Assumed
Affiliate	33	32	98	97
Non-affiliate	208	199	627	410
Ceded
Affiliate	(13)	—	(27)	—
Non-affiliate	(78)	(82)	(239)	(307)
Premiums and contract charges, net of reinsurance	$330	$334	$1,005	$1,093
The effects of reinsurance on contract benefits are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Direct	$228	$277	$749	$1,023
Assumed
Affiliate	20	20	59	66
Non-affiliate	141	135	411	277
Ceded
Affiliate	(12)	—	(23)	—
Non-affiliate	(24)	(76)	(139)	(265)
Contract benefits, net of reinsurance	$353	$356	$1,057	$1,101
The effects of reinsurance on interest credited to contractholder funds are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Direct	$170	$167	$486	$656
Assumed
Affiliate	2	2	7	6
Non-affiliate	20	27	81	54
Ceded
Affiliate	(5)	—	(10)	—
Non-affiliate	(6)	(5)	(18)	(20)
Interest credited to contractholder funds, net of reinsurance	$181	$191	$546	$696

7.  Guarantees and Contingent Liabilities
Guarantees
The Company owns certain investments that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the reference entities.  In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these investments, as measured by the amount of the aggregate initial investment, was $4 million as of September 30, 2015.  The obligations associated with these investments expire at various dates on or before March 11, 2018.
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
The aggregate liability balance related to all guarantees was not material as of September 30, 2015.
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

8.  Other Comprehensive Income
The components of other comprehensive (loss) income on a pre-tax and after-tax basis are as follows:

($ in millions)	Three months ended September 30,
	2015			2014
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(286)	$224	$(62)	$58	$(20)	$38
Less: reclassification adjustment of realized capital gains and losses	178	62	240	21	(7)	14
Unrealized net capital gains and losses	(464)	162	(302)	37	(13)	24
Unrealized foreign currency translation adjustments	5	(2)	3	—	—	—
Other comprehensive (loss) income	$(459)	$160	$(299)	$37	$(13)	$24

	Nine months ended September 30,
	2015			2014
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(726)	$496	$(230)	$525	$(185)	$340
Less: reclassification adjustment of realized capital gains and losses	346	121	467	(7)	2	(5)
Unrealized net capital gains and losses	(1,072)	375	(697)	532	(187)	345
Unrealized foreign currency translation adjustments	(6)	2	(4)	2	(1)	1
Other comprehensive (loss) income	$(1,078)	$377	$(701)	$534	$(188)	$346

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Allstate Life Insurance Company
Northbrook, Illinois 60062

We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the “Company”), an affiliate of The Allstate Corporation, as of September 30, 2015, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2015 and 2014, and of shareholder’s equity and cash flows for the nine-month periods ended September 30, 2015 and 2014.  These interim financial statements are the responsibility of the Company’s management.

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

/s/ Deloitte & Touche LLP

Chicago, Illinois
November 5, 2015

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2015 AND 2014

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
HIGHLIGHTS

•
Net income was $239 million and $542 million in the third quarter of 2015 and first nine months of 2015, respectively, compared to $84 million and $343 million in the third quarter and first nine months of 2014, respectively.

•
Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $326 million in the third quarter of 2015, a decrease of 1.2% from $330 million in the third quarter of 2014, and $995 million in the first nine months of 2015, a decrease of 7.4% from $1.07 billion in the first nine months of 2014.

•
Investments totaled $35.45 billion as of September 30, 2015, reflecting a decrease of $2.02 billion from $37.47 billion as of December 31, 2014.  Net investment income increased 2.6% to $473 million in the third quarter of 2015 and decreased 12.1% to $1.42 billion in the first nine months of 2015 from $461 million and $1.61 billion in the third quarter and first nine months of 2014, respectively.

•
Net realized capital gains totaled $189 million and $359 million in the third quarter and first nine months of 2015, respectively, compared to $28 million and $18 million in the third quarter and first nine months of 2014, respectively.

•
During third quarter 2015, a $5 million pre-tax charge to income was recorded related to our annual comprehensive review of the deferred policy acquisition costs (“DAC”), deferred sales inducement costs and secondary guarantee liability balances. This compares to a $5 million pre-tax charge to income in the third quarter of 2014.

•	Contractholder funds totaled $20.82 billion as of September 30, 2015, reflecting a decrease of $1.00 billion from $21.82 billion as of December 31, 2014.

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

OPERATIONS
Summary analysis   Summarized financial data is presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues
Premiums	$150	$142	$448	$441
Contract charges	180	192	557	652
Net investment income	473	461	1,417	1,612
Realized capital gains and losses	189	28	359	18
Total revenues	992	823	2,781	2,723

Costs and expenses
Contract benefits	(353)	(356)	(1,057)	(1,101)
Interest credited to contractholder funds	(181)	(191)	(546)	(696)
Amortization of DAC	(38)	(36)	(116)	(124)
Operating costs and expenses	(56)	(75)	(211)	(232)
Restructuring and related charges	—	1	(2)	(2)
Interest expense	(4)	(4)	(12)	(12)
Total costs and expenses	(632)	(661)	(1,944)	(2,167)

Gain (loss) on disposition of operations	2	(27)	2	(71)
Income tax expense	(123)	(51)	(297)	(142)
Net income	$239	$84	$542	$343

Investments as of September 30			$35,445	$37,359
Net income was $239 million in the third quarter of 2015 compared to $84 million in the third quarter of 2014.  The increase was primarily due to higher net realized capital gains.
Net income was $542 million in the first nine months of 2015 compared to $343 million in the first nine months of 2014. The increase primarily relates to higher net realized capital gains and lower loss on disposition related to the LBL sale, partially offset by the reduction in business due to the sale of LBL on April 1, 2014. Net income in the first nine months of 2014 included an after-tax loss on disposition of LBL totaling $38 million. Excluding the loss on disposition for the first nine months of 2014 as well as the net income of the LBL business for first quarter 2014 of $28 million, net income increased $189 million in the first nine months of 2015 compared to the first nine months of 2014, primarily due to higher net realized capital gains and lower interest credited to contractholder funds, partially offset by lower net investment income and higher contract benefits.
Analysis of revenues  Total revenues increased 20.5% or $169 million in the third quarter of 2015 compared to the third quarter of 2014, primarily due to higher net realized capital gains and net investment income. Total revenues increased 2.1% or $58 million in the first nine months of 2015 compared to the first nine months of 2014. Excluding results of the LBL business for first quarter 2014 of $211 million, total revenues increased 10.7% or $269 million in the first nine months of 2015 compared to the first nine months of 2014, primarily due to higher net realized capital gains, partially offset by lower net investment income.
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

The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Underwritten products
Traditional life insurance premiums	$129	$120	$384	$365
Accident and health insurance premiums	21	22	64	71
Interest-sensitive life insurance contract charges	176	188	547	638
Subtotal	326	330	995	1,074

Annuities
Immediate annuities with life contingencies premiums	—	—	—	5
Other fixed annuity contract charges	4	4	10	14
Subtotal	4	4	10	19
Premiums and contract charges (1)	$330	$334	$1,005	$1,093
____________

(1)
Contract charges related to the cost of insurance totaled $122 million and $132 million for the third quarter of 2015 and 2014, respectively, and $380 million and $449 million in the first nine months of 2015 and 2014, respectively.

Premiums and contract charges decreased 1.2% or $4 million and 8.1% or $88 million in the third quarter and first nine months of 2015, respectively, compared to the same periods of 2014. Excluding results of the LBL business for first quarter 2014 of $85 million, premiums and contract charges decreased $3 million in the first nine months of 2015 compared to the first nine months of 2014. The decreases in both periods were primarily due to lower interest-sensitive life insurance contract charges, partially offset by increased traditional life insurance renewal premiums. The lower interest-sensitive life insurance contract charges in both periods primarily relates to the reinsurance agreement with AAC effective April 1, 2015.
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

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Contractholder funds, beginning balance	$21,233	$22,764	$21,816	$23,604
Contractholder funds classified as held for sale, beginning balance	—	—	—	10,945
Total contractholder funds, including those classified as held for sale	21,233	22,764	21,816	34,549

Deposits
Interest-sensitive life insurance	211	221	644	730
Fixed annuities	55	48	159	231
Total deposits	266	269	803	961

Interest credited	180	191	545	697

Benefits, withdrawals, maturities and other adjustments
Benefits	(271)	(282)	(817)	(938)
Surrenders and partial withdrawals	(365)	(625)	(959)	(1,881)
Maturities of and interest payments on institutional products	—	(1)	(1)	(1)
Contract charges	(167)	(178)	(514)	(616)
Net transfers from separate accounts	2	2	5	6
Other adjustments (1)	(62)	(1)	(62)	24
Total benefits, withdrawals, maturities and other adjustments	(863)	(1,085)	(2,348)	(3,406)

Contractholder funds sold in LBL disposition	—	—	—	(10,662)

Contractholder funds, ending balance	$20,816	$22,139	$20,816	$22,139
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

Contractholder funds decreased 2.0% and 4.6% in the third quarter and first nine months of 2015, respectively, primarily due to the continued runoff of our deferred fixed annuity business.
Contractholder deposits decreased 1.1% in the third quarter of 2015 compared to the third quarter of 2014, primarily due to lower deposits on interest-sensitive life insurance resulting from the absence of deposits on the business reinsured to AAC effective April 1, 2015. Contractholder deposits decreased 16.4% in the first nine months of 2015 compared to the first nine months of 2014, primarily due to lower deposits on interest-sensitive life insurance due to the LBL sale and lower additional deposits on fixed annuities.
Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 41.6% to $365 million in the third quarter of 2015 and 49.0% to $959 million in the first nine months of 2015 from $625 million and $1.88 billion in the third quarter and first nine months of 2014, respectively. The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 7.4% in the first nine months of 2015 compared to 10.9% in the first nine months of 2014.
Analysis of costs and expenses Total costs and expenses decreased 4.4% or $29 million in the third quarter of 2015 compared to the third quarter of 2014, primarily due to lower operating costs and expenses and lower interest credited to contractholder funds. Total costs and expenses decreased 10.3% or $223 million in the first nine months of 2015 compared to the first nine months of 2014. Excluding results of the LBL business for first quarter 2014 of $168 million, total costs and expenses decreased $55 million in the first nine months of 2015 compared to the same period of 2014, primarily due to lower interest credited to contractholder funds, partially offset by higher contract benefits.
Contract benefits decreased 0.8% or $3 million in the third quarter of 2015 and 4.0% or $44 million in the first nine months of 2015 compared to the same periods of 2014. Excluding results of the LBL business for first quarter 2014 of $65 million, contract benefits increased $21 million in the first nine months of 2015 compared to the same period of 2014, primarily due to higher life insurance mortality experience, partially offset by a decline related to the reinsurance agreement with AAC effective April 1, 2015.
Our annual review of assumptions in third quarter 2015 resulted in a $4 million increase in reserves primarily for secondary guarantees on interest-sensitive life insurance due to higher than anticipated retention on guaranteed interest-sensitive life business. In the third quarter of 2014, the review resulted in an $11 million increase in reserves primarily for secondary guarantees on interest-sensitive life insurance due to increased projected exposure to secondary guarantees.
We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $127 million and $383 million in the third quarter and first nine months of 2015, respectively, compared to $131 million and $391 million in the third quarter and first nine months of 2014, respectively.
The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Life insurance	$62	$70	$189	$225
Accident and health insurance	7	9	26	24
Annuities	(23)	(30)	(61)	(69)
Total benefit spread	$46	$49	$154	$180
Benefit spread decreased 6.1% or $3 million in the third quarter of 2015 and 14.4% or $26 million in the first nine months of 2015 compared to the same periods of 2014. Excluding results of the LBL business for first quarter 2014 of $(1) million, benefit spread decreased $27 million in the first nine months of 2015 compared to the same period of 2014. The decreases in both periods were primarily due to higher life insurance mortality experience, partially offset by higher life insurance premiums and favorable mortality experience on immediate annuities.
Interest credited to contractholder funds decreased 5.2% or $10 million in the third quarter of 2015 and 21.6% or $150 million in the first nine months of 2015 compared to the same periods of 2014. Excluding results of the LBL business for first quarter 2014 of $90 million, interest credited to contractholder funds decreased $60 million in the first nine months of 2015 compared to the first nine months of 2014. The decreases in both periods were primarily due to lower average contractholder funds and lower interest crediting rates. Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged increased interest credited to contractholder funds by $3 million in third quarter 2015 compared to a decrease of $2 million in third quarter 2014, and increased interest credited to contractholder funds by $4 million in the first nine months of 2015 compared to an increase of $19 million in the first nine months of 2014.

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
The investment spread by product group is shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Annuities and institutional products	$85	$54	$229	$260
Life insurance	33	24	104	82
Accident and health insurance	1	1	4	7
Net investment income on investments supporting capital	49	58	155	195
Investment spread before valuation changes on embedded derivatives that are not hedged	168	137	492	544
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	(3)	2	(4)	(19)
Total investment spread	$165	$139	$488	$525
Investment spread before valuation changes on embedded derivatives that are not hedged increased 22.6% or $31 million in the third quarter of 2015, primarily due to higher net investment income and lower credited interest. Investment spread before valuation changes on embedded derivatives that are not hedged decreased 9.6% or $52 million in the first nine months of 2015 compared to the same period of 2014. Excluding results of the LBL business for first quarter 2014 of $46 million, investment spread before valuation changes on embedded derivatives that are not hedged decreased $6 million in the first nine months of 2015 compared to the first nine months of 2014, primarily due to lower net investment income, partially offset by lower credited interest.
To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads. For purposes of these calculations, investments, reserves and contractholder funds classified as held for sale were included for periods prior to April 1, 2014. Investment spreads may vary significantly between periods due to the variability in investment income, particularly for immediate fixed annuities where the investment portfolio includes limited partnerships.

	Three months ended September 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2015	2014	2015	2014	2015	2014
Interest-sensitive life insurance	5.3%	5.3%	3.9%	4.0%	1.4%	1.3%
Deferred fixed annuities and institutional products	4.2	4.5	2.8	2.8	1.4	1.7
Immediate fixed annuities with and without life contingencies	8.0	6.7	5.9	6.0	2.1	0.7
Investments supporting capital, traditional life and other products	3.7	4.5	n/a	n/a	n/a	n/a

	Nine months ended September 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2015	2014	2015	2014	2015	2014
Interest-sensitive life insurance	5.3%	5.4%	3.9%	3.9%	1.4%	1.5%
Deferred fixed annuities and institutional products	4.3	4.5	2.8	2.9	1.5	1.6
Immediate fixed annuities with and without life contingencies	7.6	7.4	5.9	6.0	1.7	1.4
Investments supporting capital, traditional life and other products	4.1	4.6	n/a	n/a	n/a	n/a

The following table summarizes our product liabilities and indicates the account value of those contracts and policies for which an investment spread is generated.

($ in millions)	September 30,
	2015	2014
Immediate fixed annuities with life contingencies	$8,723	$8,911
Other life contingent contracts and other	2,667	2,761
Reserve for life-contingent contract benefits	$11,390	$11,672

Interest-sensitive life insurance	$7,243	$7,154
Deferred fixed annuities	9,956	11,152
Immediate fixed annuities without life contingencies	3,279	3,490
Institutional products	85	85
Other	253	258
Contractholder funds	$20,816	$22,139
Amortization of DAC The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$36	$41	$110	$128
Amortization relating to realized capital gains and losses (1) and valuation changes on embedded derivatives that are not hedged	2	2	6	3
Amortization deceleration for changes in assumptions (“DAC unlocking”)	—	(7)	—	(7)
Total amortization of DAC	$38	$36	$116	$124
_____________

(1)
The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

Amortization of DAC increased 5.6% or $2 million in the third quarter of 2015 compared to the same period of 2014, primarily related to amortization deceleration for changes in assumptions in 2014. Amortization of DAC in the first nine months of 2015 decreased 6.5% or $8 million compared to the same period of 2014.  Excluding results of the LBL business for first quarter 2014 of $5 million, amortization of DAC in the first nine months of 2015 decreased $3 million compared to the same period of 2014, primarily due to lower amortization on interest-sensitive insurance resulting from decreased gross profits, partially offset by amortization deceleration for changes in assumptions in 2014.
Our annual comprehensive review of assumptions underlying estimated future gross profits for our interest-sensitive life and fixed annuity contracts covers assumptions for persistency, mortality, expenses, investment returns, including capital gains and losses, interest crediting rates to policyholders, and the effect of any hedges in all product lines. In the third quarter of 2015, the review resulted in no net acceleration of DAC amortization.
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

($ in millions)	2015	2014
Investment margin	$1	$5
Benefit margin	1	29
Expense margin	(2)	(41)
Net deceleration	$—	$(7)

Operating costs and expenses decreased 25.3% or $19 million in the third quarter of 2015 and 9.1% or $21 million in the first nine months of 2015 compared to the same periods of 2014. Excluding results of the LBL business for first quarter 2014 of $8 million, operating costs and expenses decreased $13 million in the first nine months of 2015 compared to the same period of 2014.
The following table summarizes operating costs and expenses.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Non-deferrable commissions	$3	$4	$10	$15
General and administrative expenses	45	63	177	190
Taxes and licenses	8	8	24	27
Total operating costs and expenses	$56	$75	$211	$232

Restructuring and related charges	$—	$(1)	$2	$2
General and administrative expenses decreased 28.6% or $18 million in the third quarter of 2015 and 6.8% or $13 million in the first nine months of 2015 compared to the same periods of 2014, primarily due to lower employee related and other operating costs as a result of the decline in new and inforce business.
Income tax expense included $17 million related to our adoption of new accounting guidance for investments in qualified affordable housing projects in first quarter 2015.
INVESTMENTS
The composition of the investment portfolio as of September 30, 2015 is presented in the following table.

($ in millions)		Percent to total
Fixed income securities (1)	$25,173	71.0%
Mortgage loans	3,827	10.8
Equity securities (2)	1,370	3.9
Limited partnership interests (3)	2,261	6.4
Short-term investments (4)	937	2.6
Policy loans	575	1.6
Other	1,302	3.7
Total	$35,445	100.0%
__________

(1)	Fixed income securities are carried at fair value. Amortized cost basis for these securities was $23.98 billion.

(2)	Equity securities are carried at fair value. Cost basis for these securities was $1.42 billion.

(3)	We have commitments to invest in additional limited partnership interests totaling $1.25 billion.

(4)	Short-term investments are carried at fair value. Amortized cost basis for these investments was $937 million.
Investments totaled $35.45 billion as of September 30, 2015, decreasing from $37.47 billion as of December 31, 2014 primarily due to a decline in fixed income valuations resulting from widening credit spreads and net reductions in contractholder funds.
Fixed income securities by type are listed in the following table.

($ in millions)	Fair value as of September 30, 2015	Percent to total investments	Fair value as of December 31, 2014	Percent to total investments
U.S. government and agencies	$576	1.6%	$770	2.1%
Municipal	2,526	7.1	3,662	9.8
Corporate	18,903	53.3	20,985	56.0
Foreign government	430	1.2	735	2.0
Asset-backed securities (“ABS”)	1,721	4.9	765	2.0
Residential mortgage-backed securities (“RMBS”)	489	1.4	605	1.6
Commercial mortgage-backed securities (“CMBS”)	512	1.4	579	1.5
Redeemable preferred stock	16	0.1	16	—
Total fixed income securities	$25,173	71.0%	$28,117	75.0%
As of September 30, 2015, 86.6% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available.  Fixed income securities are rated by third party credit rating agencies, the National Association of Insurance Commissioners, and/or are internally rated.  Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.
The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit rating as of September 30, 2015.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$576	$68	$—	$—	$576	$68
Municipal	2,472	306	54	8	2,526	314
Corporate
Public	10,873	507	1,908	(95)	12,781	412
Privately placed	5,347	324	775	(31)	6,122	293
Foreign government	430	43	—	—	430	43
ABS
Collateralized debt obligations (“CDO”)	211	(7)	60	(13)	271	(20)
Consumer and other asset-backed securities (“Consumer and other ABS”)	1,445	4	5	—	1,450	4
RMBS
U.S. government sponsored entities (“U.S. Agency”)	102	7	—	—	102	7
Non-agency	53	(1)	334	44	387	43
CMBS	274	8	238	23	512	31
Redeemable preferred stock	16	3	—	—	16	3
Total fixed income securities	$21,799	$1,262	$3,374	$(64)	$25,173	$1,198
Municipal bonds totaled $2.53 billion as of September 30, 2015 with an unrealized net capital gain of $314 million.  The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).
Corporate bonds, including publicly traded and privately placed, totaled $18.90 billion as of September 30, 2015, with an unrealized net capital gain of $705 million.  Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.
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
ABS, including CDO and Consumer and other ABS, totaled $1.72 billion as of September 30, 2015, with 96.2% rated investment grade and an unrealized net capital loss of $16 million.  Credit risk is managed by monitoring the performance of the underlying collateral.  Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.
CDO totaled $271 million as of September 30, 2015, with 77.9% rated investment grade and an unrealized net capital loss of $20 million.  CDO consist of obligations collateralized by cash flow CDO, which are structures collateralized primarily by below investment grade senior secured corporate loans.
Consumer and other ABS totaled $1.45 billion as of September 30, 2015, with 99.7% rated investment grade and an unrealized net capital gain of $4 million.

RMBS totaled $489 million as of September 30, 2015, with 31.7% rated investment grade and an unrealized net capital gain of $50 million.  The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to prepayment risk from the underlying residential mortgage loans.  RMBS consists of a U.S. Agency portfolio having collateral issued or guaranteed by U.S. government agencies and a non-agency portfolio consisting of securities collateralized by Prime, Alt-A and Subprime loans.  The non-agency portfolio totaled $387 million as of September 30, 2015, with 13.7% rated investment grade and an unrealized net capital gain of $43 million.
CMBS totaled $512 million as of September 30, 2015, with 53.5% rated investment grade and an unrealized net capital gain of $31 million.  The CMBS portfolio is subject to credit risk and has a sequential paydown structure.  All of the CMBS investments are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.
Mortgage loans totaled $3.83 billion as of September 30, 2015 and primarily comprise loans secured by first mortgages on developed commercial real estate.  Key considerations used to manage our exposure include property type and geographic diversification.  For further detail on our mortgage loan portfolio, see Note 3 of the condensed consolidated financial statements.
Performance-based long-term is an investing strategy whose objective is to deliver attractive risk-adjusted returns over a longer horizon. The portfolio primarily includes private equity, real estate, infrastructure, timber and agriculture-related investments. We believe these assets offer attractive returns relative to risk due to, among other factors, the largely illiquid nature of the underlying investments, specialized skills required to underwrite and acquire them, and the ability to add value through operational improvements. Accordingly, a greater proportion of return is derived from the specific asset or business rather than the market as a whole. The portfolio is diversified across many investments, as well as, across a number of characteristics including fund managers or partners, vintage years, strategies, geography (including international), and industry sector or property types. These investments are reflected in $2.11 billion of limited partnership interests and $125 million of other investments.
The following table presents information about our limited partnership interests as of September 30, 2015.

($ in millions)	Private equity/debt funds (1)	Real estate funds	Other funds	Total
Cost method of accounting (“Cost”)	$452	$74	$—	$526
Equity method of accounting (“EMA”)	1,251	333	151	1,735
Total	$1,703	$407	$151	$2,261

Number of managers	100	22	3	125
Number of individual funds	180	44	3	227
Largest exposure to single fund	$103	$45	$62	$103
____________

(1)	Includes $471 million of infrastructure and real asset funds.
The following tables show the earnings from our limited partnership interests by fund type and accounting classification.

($ in millions)	Three months ended September 30,
	2015				2014
	Cost	EMA	Total income	Impairment write-downs	Cost	EMA	Total income	Impairment write-downs
Private equity/debt funds	$29	$69	$98	$—	$8	$27	$35	$(5)
Real estate funds	3	4	7	—	5	10	15	8
Other funds	—	—	—	—	—	1	1	—
Total	$32	$73	$105	$—	$13	$38	$51	$3

	Nine months ended September 30,
	2015				2014
	Cost	EMA	Total income	Impairment write-downs	Cost	EMA	Total income	Impairment write-downs
Private equity/debt funds	$71	$128	$199	$(2)	$55	$111	$166	$(11)
Real estate funds	17	36	53	—	16	24	40	5
Other funds	—	(2)	(2)	—	—	3	3	—
Total	$88	$162	$250	$(2)	$71	$138	$209	$(6)
Limited partnership interests produced investment income of $105 million and $250 million in the three months and nine months ended September 30, 2015, respectively, compared to $51 million and $209 million in the three months and nine months ended September 30, 2014, respectively. Investment income from private equity/debt funds increased for the three and nine month periods of 2015 reflecting strong distributions from our cost method limited partnerships as acquirer access to financing and an active global merger and acquisition market facilitated the sales of underlying investments. We also experienced appreciation across the diversified private equity/debt funds EMA portfolio, reduced by funds with exposure to the energy sector. Realized capital gains and losses included impairment write-downs and other losses from valuation changes in public securities held in certain limited partnerships. Economic conditions and equity market performance are reflected in limited partnership results, and we continue to expect this income to vary significantly between periods. Investment income on EMA limited partnerships is generally recognized on a three month delay due to the availability of the related financial statements.  Investment income on cost method limited partnerships is recognized only upon receipt of amounts distributed by the partnerships.
Unrealized net capital gains totaled $1.15 billion as of September 30, 2015 compared to $2.34 billion as of December 31, 2014.  The decrease for fixed income securities was primarily due to wider credit spreads and the realization of unrealized net capital gains through sales. The following table presents unrealized net capital gains and losses.

($ in millions)	September 30, 2015	December 31, 2014
U.S. government and agencies	$68	$102
Municipal	314	506
Corporate	705	1,520
Foreign government	43	81
ABS	(16)	(8)
RMBS	50	51
CMBS	31	41
Redeemable preferred stock	3	2
Fixed income securities	1,198	2,295
Equity securities	(53)	43
Derivatives	11	2
EMA limited partnerships	(2)	(2)
Unrealized net capital gains and losses, pre-tax	$1,154	$2,338
The unrealized net capital gain for the fixed income portfolio totaled $1.20 billion, comprised of $1.58 billion of gross unrealized gains and $382 million of gross unrealized losses as of September 30, 2015.  This is compared to an unrealized net capital gain for the fixed income portfolio totaling $2.30 billion, comprised of $2.49 billion of gross unrealized gains and $191 million of gross unrealized losses as of December 31, 2014.
Gross unrealized gains and losses on fixed income securities by type and sector as of September 30, 2015 are provided in the following table.

($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
Corporate:
Energy	$2,083	$77	$(102)	$2,058
Basic industry	1,104	35	(57)	1,082
Banking	1,013	30	(32)	1,011
Communications	1,404	58	(31)	1,431
Consumer goods (cyclical and non-cyclical)	4,092	184	(30)	4,246
Utilities	3,183	354	(25)	3,512
Capital goods	1,850	107	(23)	1,934
Technology	1,136	31	(17)	1,150
Transportation	960	72	(14)	1,018
Financial services	961	63	(6)	1,018
Other	412	34	(3)	443
Total corporate fixed income portfolio	18,198	1,045	(340)	18,903
U.S. government and agencies	508	68	—	576
Municipal	2,212	323	(9)	2,526
Foreign government	387	44	(1)	430
ABS	1,737	9	(25)	1,721
RMBS	439	54	(4)	489
CMBS	481	34	(3)	512
Redeemable preferred stock	13	3	—	16
Total fixed income securities	$23,975	$1,580	$(382)	$25,173

The energy, basic industry, banking, communications and consumer goods sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of September 30, 2015.  In general, the gross unrealized losses are related to increasing risk-free interest rates or widening credit spreads since the time of initial purchase.
The unrealized net capital loss for the equity portfolio totaled $53 million, comprised of $21 million of gross unrealized gains and $74 million of gross unrealized losses as of September 30, 2015.  This is compared to an unrealized net capital gain for the equity portfolio totaling $43 million, comprised of $57 million of gross unrealized gains and $14 million of gross unrealized losses as of December 31, 2014.
Global oil prices have declined significantly since September 30, 2014 and commodity values have also declined significantly in 2015. Among commodities exposed companies, those in the metal and mining sectors have experienced the largest decline in values of their debt. In the above table, oil exposure is reflected within the energy sector and metals and mining exposure is reflected within the basic industry sector. Within these sectors, we continue to monitor the impact to our investment portfolio for those companies that may be adversely affected, both directly and indirectly. If oil and commodity prices remain at depressed levels for an extended period or decline further, certain issuers and investments may come under duress.
Corporate fixed income and equity securities with gross unrealized losses that have direct exposure to the energy sector, have an aggregate carrying value of $980 million and gross unrealized losses of $115 million as of September 30, 2015. Approximately 80% of the $2.06 billion of corporate fixed income securities with direct exposure to the energy sector were investment grade as of September 30, 2015.
Corporate fixed income and equity securities with gross unrealized losses that have direct exposure to the metals and mining sectors, have an aggregate carrying value of $373 million and gross unrealized losses of $45 million as of September 30, 2015.  Approximately 80% of the $362 million of corporate fixed income securities with direct exposure to the metals and mining sectors were investment grade as of September 30, 2015.
Net investment income  The following table presents net investment income.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Fixed income securities	$300	$349	$960	$1,179
Mortgage loans	46	48	147	188
Equity securities	6	7	19	17
Limited partnership interests	105	51	250	209
Short-term investments	1	—	2	1
Policy loans	9	10	26	30
Other	19	15	55	43
Investment income, before expense	486	480	1,459	1,667
Investment expense	(13)	(19)	(42)	(55)
Net investment income	$473	$461	$1,417	$1,612
Net investment income increased 2.6% or $12 million in the third quarter of 2015 compared to the third quarter of 2014, primarily due to higher limited partnership income, partially offset by lower portfolio yields and average investment balances. Net investment income decreased 12.1% or $195 million in the first nine months of 2015 compared to the first nine months of 2014. Excluding $126 million related to the LBL business for first quarter 2014, net investment income decreased $69 million in the first nine months of 2015 compared to the same period of 2014, primarily due to lower average investment balances, prepayment fee income and litigation proceeds, and portfolio yields, partially offset by higher limited partnership income. We are reducing the risk that rising interest rates will negatively impact the value of fixed income securities by reducing the portfolio’s duration. The proceeds from these sales are initially being invested in shorter duration fixed income securities and public equity securities. Over time, we will shift to investments in which a greater proportion of return is derived from idiosyncratic asset or operating performance, to more appropriately match the long-term nature of our immediate annuity liabilities and improve long-term economic results. While the dispositions generate net realized capital gains, investment income will be impacted by lower yields on the reinvested proceeds until repositioned to performance-based investments.

Realized capital gains and losses  The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Impairment write-downs	$(17)	$2	$(29)	$(2)
Change in intent write-downs	(50)	(21)	(57)	(40)
Net other-than-temporary impairment losses recognized in earnings	(67)	(19)	(86)	(42)
Sales and other	241	43	427	51
Valuation and settlements of derivative instruments	15	4	18	9
Realized capital gains and losses, pre-tax	189	28	359	18
Income tax expense	(67)	(9)	(127)	(6)
Realized capital gains and losses, after-tax	$122	$19	$232	$12
Impairment write-downs, which include changes in the mortgage loan valuation allowance, are presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Fixed income securities	$(7)	$(3)	$(13)	$(2)
Mortgage loans	—	2	—	6
Equity securities	(7)	—	(10)	—
Limited partnership interests	—	3	(2)	(6)
Other investments	(3)	—	(4)	—
Impairment write-downs	$(17)	$2	$(29)	$(2)
Impairment write-downs on fixed income securities for the three and nine months ended September 30, 2015 were primarily driven by corporate fixed income securities impacted by issuer specific circumstances and collateralized loan obligations that experienced deterioration in expected cash flows. Equity securities were written down primarily due to the length of time and extent to which fair value was below cost, considering our assessment of the financial condition and near-term and long-term prospects of the issuer, including relevant industry conditions and trends. Limited partnership write-downs primarily related to cost method limited partnerships that experienced declines in portfolio valuations deemed to be other-than-temporary.
Change in intent write-downs totaling $50 million and $57 million in the three and nine months ended September 30, 2015, respectively, were primarily related to the ongoing portfolio management of our equity securities. For certain equity securities managed by third parties where we do not retain decision making authority as it pertains to selling securities that are in an unrealized loss position and therefore we recognize any unrealized loss at the end of the period through a charge to earnings.
Sales and other generated $241 million and $427 million of net realized capital gains in the three and nine months ended September 30, 2015, respectively. Sales and other primarily included sales of fixed income securities with longer maturity dates to reduce the risk of rising interest rates and equity securities in connection with ongoing portfolio management, as well as losses from valuation changes in public securities held in certain limited partnerships. Sales in third quarter 2015 primarily related to the repositioning of $1.96 billion of longer term fixed income securities into shorter duration fixed income securities and public equity securities.
Valuation and settlements of derivative instruments generated net realized capital gains of $15 million and $18 million for the three and nine months ended September 30, 2015, respectively, and primarily comprised gains on equity index futures used to offset valuation losses in the equity portfolio during periods of declining equity market values.

CAPITAL RESOURCES AND LIQUIDITY
Capital resources consist of shareholder’s equity and notes due to related parties, representing funds deployed or available to be deployed to support business operations.  The following table summarizes our capital resources.

($ in millions)	September 30, 2015	December 31, 2014
Common stock, retained income and additional capital paid-in	$5,393	$4,968
Accumulated other comprehensive income	678	1,379
Total shareholder’s equity	6,071	6,347
Notes due to related parties	275	275
Total capital resources	$6,346	$6,622
Shareholder’s equity decreased in the first nine months of 2015, primarily due to decreased unrealized net capital gains on investments and dividends paid to AIC, partially offset by net income.
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
Allstate parent company capital capacity  The Corporation has at the parent holding company level deployable assets totaling $3.06 billion as of September 30, 2015 comprising cash and investments that are generally saleable within one quarter.  This provides funds for the parent company’s fixed charges and other corporate purposes.
The Company has access to additional borrowing to support liquidity through the Corporation as follows.  The amount available to the Company is at the discretion of the Corporation.

•
A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of September 30, 2015, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•
A $1.00 billion unsecured revolving credit facility is available for short-term liquidity requirements.  In April 2015, the Corporation extended the maturity date of this facility to April 2020.  The facility is fully subscribed among 11 lenders with the largest commitment being $115 million.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing.  This facility has a financial covenant requiring that the Corporation not exceed a 37.5% debt to capitalization ratio as defined in the agreement.  This ratio was 12.0% as of September 30, 2015.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Corporation’s senior unsecured, unguaranteed long-term debt.  There were no borrowings under the credit facility during the third quarter or the first nine months of 2015.

•
A universal shelf registration statement that was filed by the Corporation with the Securities and Exchange Commission on April 30, 2015.  The Corporation can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 510 million shares of treasury stock as of September 30, 2015), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.  The specific terms of any securities the Corporation issues under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure  Contractholder funds were $20.82 billion as of September 30, 2015.  The following table summarizes contractholder funds by their contractual withdrawal provisions as of September 30, 2015.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$3,432	16.5%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	5,630	27.0
Market value adjustments (2)	1,994	9.6
Subject to discretionary withdrawal without adjustments (3)	9,760	46.9
Total contractholder funds (4)	$20,816	100.0%

____________

(1)	Includes $1.99 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)
$1.36 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5, 7 or 10 years) during which there is no surrender charge or market value adjustment.

(3)	87% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)	Includes $810 million of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.
Retail life and annuity products may be surrendered by customers for a variety of reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 7.4% and 10.9% in the first nine months of 2015 and 2014, respectively.  We strive to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.
Our asset-liability management practices enable us to manage the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance and annuity product obligations.
Cash flows  As reflected in our Condensed Consolidated Statements of Cash Flows, lower cash provided by operating activities in the first nine months of 2015 compared to the first nine months of 2014 was primarily due to lower net investment income and higher income tax payments, partially offset by higher premiums on traditional life insurance products.
Lower cash provided by investing activities in the first nine months of 2015 compared to the first nine months of 2014 was primarily the result of lower cash used in financing activities due to lower contractholder fund disbursements. Investing activities included the repositioning of $1.96 billion of longer term fixed income securities into shorter duration fixed income securities and public equity securities.
Lower cash used in financing activities in the first nine months of 2015 compared to the first nine months of 2014 was primarily due to lower contractholder benefits and withdrawals on fixed annuities and interest-sensitive life insurance, partially offset by lower deposits.
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
Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended September 30, 2015, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits

(a)            Exhibits

The following is a list of exhibits filed as part of this Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated November 5, 2015, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company
(Registrant)

November 5, 2015
	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)