Form 10-K
period 2015-12-31
ALLSTATE LIFE INSURANCE CO
filed 2016-03-02
CIK 352736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

The registrant meets the conditions set forth in General Instructions I (1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

As of March 2, 2016, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

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
Allstate Life is a wholly owned subsidiary of Allstate Insurance Company, a stock property-liability insurance company organized under the laws of the State of Illinois. All of the outstanding stock of Allstate Insurance Company is owned by Allstate Insurance Holdings, LLC, which is wholly owned by The Allstate Corporation, a publicly owned holding company incorporated under the laws of the State of Delaware. In this document, we refer to Allstate Insurance Company as “AIC” and to The Allstate Corporation and its consolidated subsidiaries as “Allstate”, the “Parent Group” or the “Corporation”. The Allstate Corporation is the largest publicly held personal lines insurer in the United States. Widely known through the “You’re In Good Hands With Allstate®” slogan, Allstate is the 2nd largest personal property and casualty insurer in the United States on the basis of 2014 statutory direct premiums written according to A.M. Best. In addition, according to A.M. Best, it is the nation’s 19th largest issuer of life insurance business on the basis of 2014 ordinary life insurance in force and 31st largest on the basis of 2014 statutory admitted assets.
The Parent Group has four reporting segments, one of which is Allstate Financial. Allstate Financial, which is not a separate legal entity, is comprised of the Allstate Life Group together with the majority of American Heritage Life Insurance Company, Allstate Assurance Company and Intramerica Life Insurance Company. This document describes the Allstate Life Group. It does not describe the entire group of companies that form the Allstate Financial reporting segment of the Parent Group.
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
Products and Distribution
The Allstate Life Group sells traditional, interest-sensitive and variable life insurance throughout the United States through Allstate exclusive agencies and exclusive financial specialists. The majority of life insurance business written involves exclusive financial specialists, including referrals from exclusive agencies and licensed sales professionals. We also sell voluntary accident and health insurance through workplace enrolling independent agents in New York. We previously offered and continue to have in force fixed annuities such as deferred and immediate annuities, and institutional products consisting of funding agreements sold to unaffiliated trusts that use them to back medium-term notes.
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
Competition
We compete on a wide variety of factors, including product offerings, brand recognition, financial strength and ratings, price, distribution and the level of customer service. The market for life insurance continues to be highly fragmented and competitive. As of December 31, 2014, there were approximately 400 groups of life insurance companies in the United States, most of which offered one or more similar products. According to A.M. Best, as of December 31, 2014, the Allstate Life Group is the nation’s 19th largest issuer of life insurance and related business on the basis of 2014 ordinary life insurance in force and 31st largest on the basis of 2014 statutory admitted assets.

Geographic Markets
We sell life insurance throughout the United States. We also sell voluntary accident and health insurance in New York. The Allstate Life Group is authorized to sell various types of these products in all 50 states, the District of Columbia and Puerto Rico.
The following table reflects, in percentages, the principal geographic distribution of direct statutory premiums and annuity considerations for the Allstate Life Group for 2015, based on information contained in statements filed with state insurance departments. Direct statutory premiums and annuity considerations exclude reinsurance assumed. No other jurisdiction accounted for more than 5 percent of the direct statutory premiums and annuity considerations.

New York	24.3%
California	9.3
Texas	7.7
Illinois	6.0
Florida	5.8
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
In recent years, the state insurance regulatory framework has come under increased federal scrutiny. As part of an effort to strengthen the regulation of the financial services market, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) was enacted in 2010. Some regulations required pursuant to this law must still be finalized and, until such time, we are unable to determine the impact on the Allstate Life Group’s operations. Dodd-Frank also created the Federal Insurance Office (“FIO”) within the U.S. Department of the Treasury (“Treasury”). The FIO monitors the insurance industry, provides advice to the Financial Stability Oversight Council (“FSOC”), represents the U.S. on international insurance matters, and studies the current regulatory system. FIO submitted reports to Congress in 2013 and 2014 addressing how to improve and modernize the system of insurance regulation. In addition, state legislators and insurance regulators continue to examine the appropriate nature and scope of state insurance regulation. We cannot predict whether any specific state or federal measures will be adopted to change the nature or scope of the regulation of insurance or what effect any such measures would have on the Allstate Life Group.
Additional regulations or new requirements may emerge from activities of various regulatory entities, including the Federal Reserve Board, FIO, FSOC, the National Association of Insurance Commissioners (“NAIC”), and the International Association of Insurance Supervisors (“IAIS”), that are evaluating solvency and capital standards for insurance company groups. In addition, the NAIC has adopted amendments to its model holding company law, which have been adopted by some jurisdictions. The outcome of these actions is uncertain; however, these actions may result in an increase in the level of capital and liquidity required by insurance holding companies.
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
Guaranty Funds. Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, in order to cover certain obligations of insolvent insurance companies. We do not anticipate any material adverse financial impact from these assessments.
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
Broker-Dealers, Investment Advisors, and Investment Companies. The Allstate Life Group entities that operate as broker-dealers, registered investment advisors, and investment companies are subject to regulation and supervision by the SEC, FINRA and/or, in some cases, state securities administrators. In April 2015, the U.S. Department of Labor issued a proposed regulation that would, if finalized in its current form, expand the range of activities that would be considered to be “investment advice” and establish a new framework for determining whether a person is a fiduciary when mutual funds or variable annuities are sold in connection with an Individual Retirement Account or an employee benefit plan covered under the Employee Retirement Income Security Act of 1974, as amended. If enacted in its current form, the proposed regulation could have an adverse impact on the products that The Allstate Corporation’s broker-dealer, Allstate Financial Services, LLC (“AFS”), will be able to provide. Because we cannot predict the exact nature and extent of changes that may be made to the proposed regulation when finalized, the potential effect on the Company’s business is undeterminable at this time.
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
Item 1A. Risk Factors
In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below, which apply to us as an insurer, investor and a provider of other products and financial services. These cautionary statements should be considered carefully together with other factors discussed elsewhere in this document, in our filings with the Securities and Exchange Commission (“SEC”) or in materials incorporated therein by reference.
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
Changes in reserve estimates may adversely affect our operating results
The reserve for life-contingent contract benefits payable under insurance policies, including traditional life insurance, life-contingent immediate annuities and voluntary accident and health insurance products, is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, persistency and expenses. Mortality and morbidity may continue to improve in the future from current levels, due to medical advancements that have resulted in policyholders living longer than anticipated. We periodically review the adequacy of these reserves on an aggregate basis and if future experience differs significantly from assumptions, adjustments to reserves and amortization of deferred policy acquisition costs (“DAC”) may be required that could have a material effect on our operating results.
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
Reducing our concentration in spread-based business and exiting certain distribution channels may adversely affect reported results
We have been reducing our concentration in spread-based business since 2008 and discontinued offering fixed annuities effective January 1, 2014. We also exited the independent master brokerage agencies and structured settlement annuity brokers distribution channels in 2013 and sold Lincoln Benefit Life Company (“LBL”) on April 1, 2014. The reduction in sales of these products has and will continue to reduce investment portfolio levels. It may also affect the settlement of contract benefits including forced sales of assets with unrealized capital losses, and affect insurance reserves deficiency testing. We continue to assess additional utilization of outsourcing arrangements, and if we are unsuccessful, our cost structure may be less competitive.
Changes in tax laws may decrease sales and profitability of products and adversely affect our financial condition
Under current federal and state income tax law, certain products we provide, primarily life insurance, receive beneficial tax treatment. This favorable treatment may give certain of our products a competitive advantage over noninsurance products. Congress and various state legislatures from time to time consider legislation that would reduce or eliminate the beneficial policyholder tax treatment currently applicable to life insurance. Congress and various state legislatures also consider proposals to reduce the taxation of certain products or investments that may compete with life insurance. Legislation that increases the taxation on insurance products or reduces the taxation on competing products could lessen the advantage or create a disadvantage for certain of our products making them less competitive. Such proposals, if adopted, could have a material effect on our profitability and financial condition or ability to sell such products and could result in the surrender of some existing contracts and policies. In addition, changes in the federal estate tax laws could negatively affect the demand for the types of life insurance used in estate planning.
We may not be able to mitigate the capital impact associated with life insurance statutory reserving requirements, potentially resulting in a need to increase prices, reduce sales of certain life products, and/or accept a return on equity below original levels assumed in pricing
To support statutory reserves for certain life insurance products, we currently utilize reinsurance and captive reserve financing solutions for financing a portion of our statutory reserve requirements deemed to be non-economic. As we continue to underwrite certain life business, we expect to have additional financing needs to mitigate the impact of these reserve requirements. If we do not obtain additional financing as a result of market conditions or otherwise, this could require us to increase prices, reduce our sales of certain life products, and/or result in a return on equity below original levels assumed in pricing.
A decline in Lincoln Benefit Life Company’s financial strength ratings may adversely affect our results of operations
We reinsure life insurance and payout annuity business from LBL. A decline in LBL’s financial strength ratings could lead to an increase in policy lapses. This could adversely affect our results of operations by decreasing future premiums.
Risks Relating to Investments
We are subject to market risk and declines in credit quality which may adversely affect investment income and cause realized and unrealized losses
We continually reevaluate our investment management strategies since we are subject to the risk of loss due to adverse changes in interest rates, credit spreads, equity prices or currency exchange rates. Adverse changes in these rates, spreads and prices may occur due to changes in monetary policy and the economic climate, the liquidity of a market or market segment, investor return expectations and/or risk tolerance, insolvency or financial distress of key market makers or participants, or changes in market perceptions of credit worthiness. We are also subject to market risk related to investments in real estate, loans and securities collateralized by real estate. Some of our investment strategies target individual investments with unique risks that are not highly correlated with broad market risks. Although we expect these investments to increase total portfolio returns over time, their performance may vary from and under-perform relative to the market in some periods.
We are subject to risks associated with potential declines in credit quality related to specific issuers or specific industries and a general weakening in the economy, which are typically reflected through credit spreads. Credit spread is the additional yield on fixed income securities and loans above the risk-free rate (typically referenced as the yield on U.S. Treasury securities) that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks. Credit spreads vary (i.e. increase or decrease) in response to the market’s perception of risk and liquidity in a specific issuer or specific sector and are influenced by the credit ratings, and the reliability of those ratings, published by external rating agencies. Although we have the ability to use derivative financial instruments to manage these risks, the effectiveness of such instruments varies with liquidity and other conditions that may impact derivative and bond markets. Adverse economic conditions or other factors could cause declines in the quality and valuation of our investment portfolio that would result in realized and unrealized losses. The concentration of our investment portfolios in any particular issuer, industry, collateral type, group of related industries, geographic sector or risk type could have an adverse effect on our investment portfolios and consequently on our results of operations and financial condition.
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
The amount and timing of net investment income from our performance-based long-term investments, including private equity, real estate, infrastructure, timber and agriculture related assets, tends to be uneven as a result of the performance of the underlying investments. The timing of distributions depends on particular events, schedules for making distributions, and cash needs related to the investments. As a result, the amount of net investment income from these investments can vary substantially from quarter to quarter. Significant volatility could adversely impact net investment income and returns on these investments. In addition, the valuation of such investments may be impacted by market downturns or volatility.
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
The determination of the fair value of our fixed income and equity securities is subjective and could materially impact our operating results and financial condition
In determining fair values we principally use the market approach which utilizes market transaction data for the same or similar instruments. The degree of judgment involved in determining fair values is inversely related to the availability of market observable information. The fair value of assets may differ from the actual amount received upon sale of an asset in an orderly transaction between market participants at the measurement date. Moreover, the use of different valuation assumptions may have a material effect on the assets’ fair values. The difference between amortized cost or cost and fair value, net of deferred income taxes and related DAC, deferred sales inducement costs, and reserves for life-contingent contract benefits, is reflected as a component of accumulated other comprehensive income in shareholder’s equity. Changing market conditions could materially affect the determination of the fair value of securities and unrealized net capital gains and losses could vary significantly.
Risks Relating to the Insurance Industry
Our future growth and profitability are dependent in part on our ability to successfully operate in an insurance industry that is highly competitive
The insurance industry is highly competitive. Many of our primary insurance competitors have well-established national reputations and market similar products.
Because of the competitive nature of the insurance industry, there can be no assurance that we will continue to effectively compete with our industry rivals, or that competitive pressures will not have a material effect on our business, operating results or financial condition. This includes competition for producers such as exclusive agents and their licensed sales professionals. In the event we are unable to attract and retain these producers, they are unable to attract and retain their licensed sales professionals, or they are unable to attract and retain customers for our products, growth and retention could be materially affected. Furthermore, certain competitors operate using a mutual insurance company structure and therefore may have dissimilar profitability and return targets.
Our ability to successfully operate may also be impaired if we are not effective in developing the talent and skills of our human resources, attracting and assimilating new executive talent into our organization, or deploying human resource talent consistently with our business goals.
Difficult conditions in the global economy and capital markets could adversely affect our business and operating results and these conditions may not improve in the near future
As with most businesses, we believe difficult conditions in the global economy and capital markets, such as significant negative macroeconomic trends, including relatively high and sustained unemployment, reduced consumer spending, low economic growth, lower residential and commercial real estate prices, substantial increases in delinquencies on consumer debt, including defaults on home mortgages, the relatively low availability of credit and ineffective central bank monetary policies could have an adverse effect on our business and operating results.
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
In the years since the financial crisis, the central banks of most developed countries have pursued fairly similar, and highly accommodative, monetary policies. As the U.S. Federal Reserve, through the Federal Open Market Committee, raises interest rates and as global monetary policies diverge, it may result in higher volatility and less certainty in capital markets.
General economic conditions could adversely affect us by impacting consumer behavior and pressuring investment results. Consumer behavior changes could include decreased demand for our products. In addition, holders of interest-sensitive life insurance and annuity products may engage in an elevated level of discretionary withdrawals of contractholder funds. Investment results could be adversely affected as deteriorating financial and business conditions affect the issuers of the securities in the investment portfolio.

Losses from legal and regulatory actions may be material to our operating results, cash flows and financial condition
From time to time we are involved in various legal actions, including class action litigation challenging a range of company practices and coverage provided by our insurance products, some of which involve claims for substantial or indeterminate amounts. We are also involved in various regulatory actions and inquiries, including market conduct exams by state insurance regulatory agencies. In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to our operating results or cash flows for a particular quarter or annual period and to our financial condition.
We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth
As insurance companies, broker-dealers, investment advisers and investment companies, many of our subsidiaries are subject to extensive laws and regulations. These laws and regulations are complex and subject to change. Changes may sometimes lead to additional expenses, increased legal exposure, and additional limits on our ability to grow or to achieve targeted profitability. Moreover, laws and regulations are administered and enforced by a number of different governmental authorities, each of which exercises a degree of interpretive latitude, including state insurance regulators; state securities administrators; state attorneys general and federal agencies including the SEC, the Financial Industry Regulatory Authority, and the U.S. Department of Justice. Consequently, we are subject to the risk that compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another’s interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator’s or enforcement authority’s interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow or to improve the profitability of our business. Furthermore, in some cases, these laws and regulations are designed to protect or benefit the interests of a specific constituency rather than a range of constituencies. For example, state insurance laws and regulations are generally intended to protect or benefit purchasers or users of insurance products. In many respects, these laws and regulations may limit our ability to grow or to improve the profitability of our business.
Regulatory reforms, and the more stringent application of existing regulations, may make it more expensive for us to conduct our business
The federal government has enacted comprehensive regulatory reforms for financial services entities. As part of a larger effort to strengthen the regulation of the financial services market, certain reforms are applicable to the insurance industry, including the Federal Insurance Office (“FIO”) established within the U.S. Department of the Treasury.
In recent years, the state insurance regulatory framework has come under public scrutiny, members of Congress have discussed proposals to provide for federal chartering of insurance companies, and the FIO and Financial Stability Oversight Council (“FSOC”) were established. We can make no assurances regarding the potential impact of state or federal measures that may change the nature or scope of insurance and financial regulation. In addition, the U.S. Department of Labor recently proposed fiduciary standards for financial advisors.
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
The failure in cyber or other information security, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could result in a loss or disclosure of confidential information, damage to our reputation, additional costs and impairment of our ability to conduct business effectively
We depend heavily upon computer systems and mathematical algorithms and data to perform necessary business functions. Despite our implementation of a variety of security measures, we are increasingly exposed to the risk that our computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. Like other global companies, we have experienced threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. Events such as these could jeopardize the confidential, proprietary and other information (including personal information of our customers or employees) processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss. These risks may increase in the future as we continue to expand our internet and mobile strategies and develop additional remote connectivity solutions to serve our customers.
We are continually enhancing our cyber and other information security in order to remain secure against emerging threats, together with increasing our ability to detect system compromise and recover should a cyber-attack or unauthorized access occur. However, there can be no assurance that such events will not take place with adverse consequences to our business, operating results and financial condition.
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
A large scale pandemic, the continued threat or incurrence of terrorism or military actions may have an adverse effect on the level of claim losses we incur, the value of our investment portfolio, our competitive position, marketability of product offerings, liquidity and operating results
A large scale pandemic, the continued threat or incurrence of terrorism, within the U.S. and abroad, or military and other actions, and heightened security measures in response to these types of threats, may cause significant volatility and losses in our investment portfolio from declines in the equity markets and from interest rate changes in the U.S., Europe and elsewhere, and result in loss of life, property damage, disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by a large scale pandemic or the continued threat of terrorism. Additionally, a large scale pandemic or terrorist act could have a material effect on the sales, profitability, competitiveness, marketability of product offerings, liquidity, and operating results.
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
Loss of key vendor relationships or failure of a vendor to protect our data, confidential and proprietary information, or personal information of our customers or employees could affect our operations
We rely on services and products provided by many vendors in the U.S. and abroad. These include, for example, vendors of computer hardware and software and vendors of investment management services. In the event that one or more of our vendors suffers a bankruptcy or otherwise becomes unable to continue to provide products or services, or fails to protect our data, confidential and proprietary information, or personal information of our customers or employees, we may suffer operational impairments and financial losses.
We may not be able to protect our intellectual property and may be subject to infringement claims
We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Although we use a broad range of measures to protect intellectual property rights, third parties may infringe or misappropriate intellectual property. We may have to litigate to enforce and protect intellectual property and to determine its scope, validity or enforceability, which could divert significant resources and prove unsuccessful. An inability to protect intellectual property could have a material effect on our business.
We may be subject to claims by third parties for patent, trademark or copyright infringement or breach of usage rights. Any such claims and any resulting litigation could result in significant expense and liability. If third party providers or we are found to have infringed a third-party intellectual property right, either of us could be enjoined from providing certain products or services or from utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses. Alternatively, we could be required to enter into costly licensing arrangements with third parties or implement a costly work around. Any of these scenarios could have a material effect on our business and results of operations.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our home office is part of the Parent Group’s home office complex in Northbrook, Illinois. As of December 31, 2015, the home office complex consists of several buildings totaling 1.9 million square feet of office space on a 186-acre site. In addition, the Parent Group operates various administrative, data processing, claims handling and other support facilities around the world.
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
The Company paid AIC dividends of $103 million in 2015 and a return of capital of $700 million in 2014. For additional information on dividends, including restrictions on the payment of dividends by Allstate Life and its subsidiaries, see the Limitations on Dividends by Insurance Subsidiaries subsection of the “Regulation” section of Item 1. Business of this Form 10-K and the discussion under the heading “Dividend Limitations” in Note 15 of our consolidated financial statements, which are incorporated herein by reference.
Item 6. Selected Financial Data

5-YEAR SUMMARY OF SELECTED FINANCIAL DATA
($ in millions)	2015	2014	2013	2012	2011
Consolidated Operating Results
Premiums	$600	$589	$613	$593	$624
Contract charges	738	847	1,054	1,029	1,008
Net investment income	1,819	2,081	2,485	2,597	2,637
Realized capital gains and losses	265	143	76	(16)	390
Total revenues	3,422	3,660	4,228	4,203	4,659
Net income (loss)	561	526	(38)	426	469

Consolidated Financial Position
Investments (1)	$34,962	$37,466	$37,944	$55,866	$56,277
Total assets	43,678	46,735	63,368	70,111	71,119
Reserve for life-contingent contract benefits and contractholder funds (1)	31,936	33,382	35,193	52,751	55,335
Notes due to related parties	275	275	282	496	700
Shareholder’s equity	5,933	6,347	6,070	7,313	6,067
____________

(1)
As of December 31, 2013, $11.98 billion of investments and $12.84 billion of reserves for life-contingent contract benefits and contractholder funds were classified as held for sale relating to the sale of Lincoln Benefit Life Company.

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

•
For investments: exposure to market risk, asset allocation, credit quality/experience, total return, net investment income, cash flows, realized capital gains and losses, unrealized capital gains and losses, stability of long-term returns, and asset and liability duration.

•	For financial condition: liquidity, financial strength ratings, operating leverage, capital position, and return on equity.
Summary of Results:

•
Net income was $561 million in 2015 compared to $526 million in 2014 and a net loss of $38 million in 2013. The increase in 2015 primarily relates to higher net realized capital gains and lower loss on disposition related to the Lincoln Benefit Life Company (“LBL”) sale, partially offset by lower net investment income and the reduction in business due to the sale of LBL. The favorable change in 2014 compared to 2013 primarily relates to lower loss on disposition related to the LBL sale, partially offset by the associated reduction in business.

•
Consolidated shareholder’s equity decreased to $5.93 billion as of December 31, 2015 from $6.35 billion as of December 31, 2014, primarily due to a decrease in unrealized net capital gains and the payment of $103 million in dividends to Allstate Insurance Company (“AIC”), partially offset by net income.

2015 HIGHLIGHTS

•	Net income was $561 million in 2015 compared to $526 million in 2014.

•
Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $1.32 billion in 2015, a decrease of 6.3% from $1.41 billion in 2014.

•
Investments totaled $34.96 billion as of December 31, 2015, reflecting a decrease of $2.50 billion from $37.47 billion as of December 31, 2014. Net investment income decreased 12.6% to $1.82 billion in 2015 from $2.08 billion in 2014.

•	Net realized capital gains totaled $265 million in 2015 compared to $143 million in 2014.

•	Contractholder funds totaled $20.54 billion as of December 31, 2015, reflecting a decrease of $1.27 billion from $21.82 billion as of December 31, 2014.

•
On April 1, 2014, we sold LBL’s life insurance business generated through independent master brokerage agencies, and all of LBL’s deferred fixed annuity and long-term care insurance business to Resolution Life Holdings, Inc. Therefore, 2014 includes LBL’s results for one quarter.

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

IMPACT OF LOW INTEREST RATE ENVIRONMENT
In December 2015, the Federal Open Market Committee (“FOMC”) began to tighten monetary policy by raising interest rates and setting the new target range for the federal funds rate at 1/4 percent to 1/2 percent and maintained their inflation target of 2 percent. This was the first change in the target federal funds rate since December 2008. The FOMC indicated that monetary policy remains accommodative after the increase, thereby supporting further improvements in labor market conditions and a return to 2 percent inflation. The path of the federal funds rate increase will depend on economic conditions and outlook. We anticipate that interest rates will continue to increase but remain below historic averages for an extended period of time and that financial markets will continue to have periods of high volatility and less liquidity.
Deferred annuity contracts and interest sensitive life insurance policies with fixed and guaranteed crediting rates, or floors that limit crediting rate reductions, are adversely impacted by a prolonged low interest rate environment since we may not be able to reduce crediting rates sufficiently to maintain investment spreads. Financial results of long duration products that do not have stated crediting rate guarantees but for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates, such as structured settlements and term life insurance, may also be adversely impacted. Our investment strategy for structured settlements includes increasing investments in which we have ownership interests and a greater proportion of return is derived from idiosyncratic asset or operating performance. We stopped selling new fixed annuity products January 1, 2014 and structured settlement annuities March 22, 2013.
The following table summarizes the weighted average guaranteed crediting rates and weighted average current crediting rates as of December 31, 2015 for certain fixed annuities and interest-sensitive life contracts where management has the ability to change the crediting rate, subject to a contractual minimum. Other products, including equity-indexed, variable and immediate annuities, equity-indexed and variable life, and institutional products totaling $5.95 billion of contractholder funds, have been excluded from the analysis because management does not have the ability to change the crediting rate or the minimum crediting rate is not considered meaningful in this context.

($ in millions)	Weighted average guaranteed crediting rates	Weighted average current crediting rates	Contractholder funds
Annuities with annual crediting rate resets	3.04%	3.05%	$5,736
Annuities with multi-year rate guarantees (1):
Resettable in next 12 months	1.53	2.89	392
Resettable after 12 months	1.35	3.27	1,536
Interest-sensitive life insurance	4.00	4.06	6,933
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
As of December 31, 2015, we have fixed income securities not subject to prepayment with an amortized cost of $21.51 billion and $3.78 billion of commercial mortgage loans, of which approximately 4.6% and 4.6%, respectively, are expected to mature in 2016. Additionally, for asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”) that have the potential for prepayment and are therefore not categorized by contractual maturity, we received periodic principal payments of $595 million in 2015. To the extent portfolio cash flows are reinvested into fixed income securities, the average pre-tax investment yield of 5.4% is expected to decline due to lower market yields. We shortened the maturity profile of the fixed income securities to make the portfolio less sensitive to rising interest rates. Proceeds from the sale of longer duration fixed income securities that were invested in shorter duration fixed income securities and public equity securities are expected to lower net investment income and portfolio yields. Over time, we will shift to performance-based investments in which a greater proportion of return is derived from idiosyncratic asset or operating performance, to more appropriately match the long-term nature of our immediate annuity liabilities and improve long-term economic results. We anticipate higher long-term returns on these investments.
In order to mitigate the unfavorable impact that the current and changing interest rate environment could have on investment results, we are:

•	Reducing the risk that rising interest rates will negatively impact the value of fixed income securities by reducing the portfolio maturity profile.

•
Shifting the portfolio mix over time to have less reliance on investments whose returns come primarily from interest payments to investments in which we have ownership interests and a greater proportion of return is derived from idiosyncratic asset or operating performance.

•	Investing for the specific needs and characteristics of our business.
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
We bring value to our ultimate parent, The Allstate Corporation (the “Corporation”) in three principal ways: through improving the economics of the Corporation through increased customer loyalty and deepened customer relationships based on cross selling our products to existing customers, bringing new customers to Allstate, and profitable growth. Our strategy is focused on expanding Allstate customer relationships, growing the number of products delivered to customers through Allstate exclusive agencies, managing the run-off of our in-force annuity products while taking actions to improve returns, and emphasizing capital efficiency and shareholder returns.
The strategy for our life insurance business centers on the continuation of efforts to fully integrate the business into the Allstate brand customer value proposition and modernizing our operating model. The life insurance product portfolio and sales process are being redesigned with a focus on clear and distinct positioning to meet the varied needs of Allstate customers. Our product positioning will provide solutions to help meet customer needs during various life stages ranging from basic mortality protection to more complex mortality and financial planning solutions. Basic mortality protection solutions will be provided through less complex products, such as term and whole life insurance, sold through exclusive agents and licensed sales professionals to deepen customer relationships. More advanced mortality and financial planning solutions will be provided primarily through exclusive financial specialists with an emphasis on our more complex offerings, such as universal life insurance products. Sales producer education and technology improvements are being made to ensure agencies have the tools and information needed to help customers meet their needs and build personal relationships as trusted advisors. Additionally, tools will be made available to consumers to help them understand their needs and encourage interaction with their local agencies.
Our in force deferred and immediate annuity business has been adversely impacted by the historically low interest rate environment. Our immediate annuity business has also been impacted by medical advancements that have resulted in annuitants living longer than anticipated when many of these contracts were originated. We have initiated a mortality study for our structured settlement annuities with life contingencies, which is expected to be completed in 2016, to update our mortality assumptions concerning these trends. We focus on the distinct risk and return profiles of the specific products outstanding when developing investment and liability management strategies. The level of legacy deferred annuities in force has been significantly reduced and the investment portfolio and annuity crediting rates are proactively managed to improve the profitability of the business while providing appropriate levels of liquidity. The investment portfolio supporting our immediate annuities is managed to ensure the assets match the characteristics of the liabilities and provide the long-term returns needed to support this business. We continue to increase investments in which we have ownership interests and a greater proportion of return is derived from idiosyncratic asset or operating performance to more appropriately match the long-term nature of our immediate annuities. To transition our annuity business to a more efficient variable cost structure, we continue to assess additional utilization of outsourcing arrangements for the administration of the business.
Outlook

•	Our growth initiatives continue to focus on increasing the number of customers served through the Allstate agency channel.

•	We expect lower investment spread on annuities due to the continuing managed reduction in contractholder funds, the low interest rate environment and investment maturity profile shortening actions.

•
We will continue to focus on improving long term returns on our in-force annuity products and managing the impacts of historically low interest rates. We anticipate a continuation of our asset allocation strategy for long-term immediate annuities to have less reliance on investments whose returns come primarily from interest payments to investments in which we have ownership interests and a greater proportion of return is derived from idiosyncratic asset or operating performance, including performance-based investments. While we anticipate higher returns on these investments over time, the investment income can vary significantly between periods.

•	We have limitations on the amount of dividends we can pay without prior insurance department approval.

•
We continue to review strategic options to reduce exposure and improve returns of the spread-based businesses. As a result, we may take additional operational and financial actions that offer return improvement and risk reduction opportunities.

Summary analysis Summarized financial data for the years ended December 31 is presented in the following table.

($ in millions)	2015	2014	2013
Revenues
Premiums	$600	$589	$613
Contract charges	738	847	1,054
Net investment income	1,819	2,081	2,485
Realized capital gains and losses	265	143	76
Total revenues	3,422	3,660	4,228

Costs and expenses
Contract benefits	(1,406)	(1,452)	(1,606)
Interest credited to contractholder funds	(717)	(891)	(1,251)
Amortization of DAC	(151)	(162)	(240)
Operating costs and expenses	(273)	(310)	(434)
Restructuring and related charges	—	(2)	(6)
Interest expense	(16)	(16)	(23)
Total costs and expenses	(2,563)	(2,833)	(3,560)

Gain (loss) on disposition of operations	3	(68)	(687)
Income tax expense	(301)	(233)	(19)
Net income (loss)	$561	$526	$(38)
Net income was $561 million in 2015 compared to $526 million in 2014. The increase primarily relates to higher net realized capital gains and the loss on disposition related to the LBL sale in 2014, partially offset by lower net investment income and the reduction in business due to the sale of LBL on April 1, 2014. Net income in 2014 included an after-tax loss on disposition of LBL totaling $38 million. Excluding the loss on disposition as well as the net income of the LBL business for first quarter 2014 of $28 million, net income increased $25 million in 2015 compared to 2014, primarily due to higher net realized capital gains and lower interest credited to contractholder funds, partially offset by lower net investment income.
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
Analysis of revenues Total revenues decreased 6.5% or $238 million in 2015 compared to 2014. Excluding results of the LBL business for first quarter 2014 of $211 million, total revenues decreased 0.8% or $27 million in 2015 compared to 2014, primarily due to lower net investment income, partially offset by higher net realized capital gains. Total revenues decreased 13.4% or $568 million in 2014 compared to 2013. Excluding results of the LBL business for second through fourth quarter 2013 of $651 million, total revenues increased 2.3% or $83 million in 2014 compared to 2013, due to higher net realized capital gains and higher premiums and contract charges, partially offset by lower net investment income.
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

The following table summarizes premiums and contract charges by product for the years ended December 31.

($ in millions)	2015	2014	2013
Underwritten products
Traditional life insurance premiums	$515	$492	$471
Accident and health insurance premiums	85	93	105
Interest-sensitive life insurance contract charges	724	828	1,036
Subtotal	1,324	1,413	1,612

Annuities
Immediate annuities with life contingencies premiums	—	4	37
Other fixed annuity contract charges	14	19	18
Subtotal	14	23	55
Premiums and contract charges (1)	$1,338	$1,436	$1,667
____________

(1)	Contract charges related to the cost of insurance totaled $503 million, $582 million and $714 million in 2015, 2014 and 2013, respectively.
Total premiums and contract charges decreased 6.8% or $98 million in 2015 compared to 2014. Excluding results of the LBL business for first quarter 2014 of $85 million, premiums and contract charges decreased $13 million in 2015 compared to 2014, primarily due to lower interest-sensitive life insurance contract charges, partially offset by increased traditional life insurance renewal premiums. The lower interest-sensitive life insurance contract charges primarily relates to the reinsurance agreement with AAC effective April 1, 2015.
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
The following table shows the changes in contractholder funds for the years ended December 31.

($ in millions)	2015	2014	2013
Contractholder funds, beginning balance	$21,816	$23,604	$38,634
Contractholder funds classified as held for sale, beginning balance	—	10,945	—
Total contractholder funds, including those classified as held for sale	21,816	34,549	38,634

Deposits
Interest-sensitive life insurance	854	953	1,276
Fixed annuities	198	274	1,062
Total deposits	1,052	1,227	2,338

Interest credited	716	892	1,268

Benefits, withdrawals, maturities and other adjustments
Benefits	(1,060)	(1,178)	(1,521)
Surrenders and partial withdrawals	(1,246)	(2,253)	(3,279)
Maturities of and interest payments on institutional products	(1)	(2)	(1,799)
Contract charges	(684)	(798)	(1,032)
Net transfers from separate accounts	7	7	12
Other adjustments (1)	(58)	34	(72)
Total benefits, withdrawals, maturities and other adjustments	(3,042)	(4,190)	(7,691)

Contractholder funds sold in LBL disposition	—	(10,662)	—
Contractholder funds classified as held for sale, ending balance	—	—	(10,945)
Contractholder funds, ending balance	$20,542	$21,816	$23,604
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

Contractholder funds decreased 5.8% and 7.6% in 2015 and 2014, respectively, primarily due to the continued runoff of our deferred fixed annuity business that we stopped offering beginning January 1, 2014.
Contractholder deposits decreased 14.3% in 2015 compared to 2014, primarily due to lower deposits on interest-sensitive life insurance due to the LBL sale and the absence of deposits on the business reinsured to AAC effective April 1, 2015, and lower additional deposits on fixed annuities. Contractholder deposits decreased 47.5% in 2014 compared to 2013, primarily due to no longer offering fixed annuity products beginning January 1, 2014, as well as lower deposits on interest-sensitive life insurance due to the LBL sale.
Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 44.7% to $1.25 billion in 2015 from $2.25 billion in 2014, primarily due to the continued runoff of our deferred annuity business and the LBL sale. Additionally, 2014 had elevated surrenders on fixed annuities resulting from a large number of contracts reaching the 30-45 day period (typically at their 5 or 6 year anniversary) during which there is no surrender charge. Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 31.3% to $2.25 billion in 2014 from $3.28 billion in 2013, primarily due to the LBL sale. The surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 7.2% in 2015 compared to 10.2% in 2014 and 10.4% in 2013.
Maturities of and interest payments on institutional products included a $1.75 billion maturity in 2013. There are $85 million of institutional products outstanding as of December 31, 2015.
Analysis of costs and expenses Total costs and expenses decreased 9.5% or $270 million in 2015 compared to 2014. Excluding results of the LBL business for first quarter 2014 of $168 million, total costs and expenses decreased $102 million in 2015 compared to 2014, primarily due to lower interest credited to contractholder funds and lower operating costs and expenses, partially offset by higher contract benefits. Total costs and expenses decreased 20.4% or $727 million in 2014 compared to 2013. Excluding results of the LBL business for second through fourth quarter 2013 of $475 million, total costs and expenses decreased $252 million in 2014 compared to 2013, primarily due to lower operating costs and expenses, lower interest credited to contractholder funds and lower amortization of DAC, partially offset by higher contract benefits.
Contract benefits decreased 3.2% or $46 million in 2015 compared to 2014. Excluding results of the LBL business for first quarter 2014 of $65 million, contract benefits increased $19 million in 2015 compared to 2014, primarily due to unfavorable life insurance mortality experience, partially offset by a decline related to the reinsurance agreement with AAC effective April 1, 2015. Our 2015 annual review of assumptions resulted in a $4 million increase in reserves primarily for secondary guarantees on interest-sensitive life insurance due to higher than anticipated retention on guaranteed interest-sensitive life business.
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
We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”). This implied interest totaled $511 million, $521 million and $527 million in 2015, 2014 and 2013, respectively.
The benefit spread by product group for the years ended December 31 is disclosed in the following table.

($ in millions)	2015	2014	2013
Life insurance	$256	$293	$310
Accident and health insurance	32	32	15
Annuities	(80)	(85)	(77)
Total benefit spread	$208	$240	$248
Benefit spread decreased 13.3% or $32 million in 2015 compared to 2014. Excluding results of the LBL business for first quarter 2014 of $(1) million, benefit spread decreased $33 million in 2015 compared to 2014, primarily due to unfavorable life insurance mortality experience and a decline related to the reinsurance agreement with AAC effective April 1, 2015, partially offset by higher life insurance premiums.
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

Interest credited to contractholder funds decreased 19.5% or $174 million in 2015 compared to 2014. Excluding results of the LBL business for first quarter 2014 of $90 million, interest credited to contractholder funds decreased $84 million in 2015 compared to 2014, primarily due to lower average contractholder funds, a decline related to the reinsurance agreement with AAC effective April 1, 2015, and lower interest crediting rates. Interest credited to contractholder funds decreased 28.8% or $360 million in 2014 compared to 2013. Excluding results of the LBL business for second through fourth quarter 2013 of $270 million, interest credited to contractholder funds decreased $90 million in 2014 compared to 2013, primarily due to lower average contractholder funds and lower interest crediting rates. Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged increased interest credited to contractholder funds by $2 million in 2015 compared to $22 million in 2014 and $24 million in 2013.
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
The investment spread by product group for the years ended December 31 is shown in the following table.

($ in millions)	2015	2014	2013
Annuities and institutional products	$236	$319	$338
Life insurance	146	108	107
Accident and health insurance	6	8	14
Net investment income on investments supporting capital	205	256	272
Investment spread before valuation changes on embedded derivatives that are not hedged	593	691	731
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	(2)	(22)	(24)
Total investment spread	$591	$669	$707
Investment spread before valuation changes on embedded derivatives that are not hedged decreased 14.2% or $98 million in 2015 compared to 2014. Excluding results of the LBL business for first quarter 2014 of $46 million, investment spread before valuation changes on embedded derivatives that are not hedged decreased $52 million in 2015 compared to 2014, due to lower net investment income, partially offset by lower credited interest. Investment spread before valuation changes on embedded derivatives that are not hedged decreased 5.5% or $40 million in 2014 compared to 2013. Excluding results of the LBL business for the second through fourth quarter of 2013 of $149 million, investment spread before valuation changes on embedded derivatives that are not hedged increased $109 million in 2014 compared to 2013, primarily due to higher limited partnership income, higher fixed income yields and lower crediting rates, partially offset by the continued managed reduction in our spread-based business in force.
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

	Weighted average investment yield			Weighted average interest crediting rate			Weighted average investment spreads
	2015	2014	2013	2015	2014	2013	2015	2014	2013
Interest-sensitive life insurance	5.4%	5.3%	5.3%	3.8%	3.9%	3.9%	1.6%	1.4%	1.4%
Deferred fixed annuities and institutional products	4.3	4.5	4.5	2.8	2.9	2.9	1.5	1.6	1.6
Immediate fixed annuities with and without life contingencies	7.0	7.3	6.9	5.9	6.0	6.0	1.1	1.3	0.9
Investments supporting capital, traditional life and other products	4.0	4.6	4.1	n/a	n/a	n/a	n/a	n/a	n/a

The following table summarizes our product liabilities as of December 31 and indicates the account value of those contracts and policies for which an investment spread is generated.

($ in millions)	2015	2014	2013
Immediate fixed annuities with life contingencies	$8,708	$8,900	$8,924
Other life contingent contracts and other	2,686	2,666	2,665
Reserve for life-contingent contract benefits	$11,394	$11,566	$11,589

Interest-sensitive life insurance	$7,262	$7,193	$7,104
Deferred fixed annuities	9,710	10,836	12,499
Immediate fixed annuities without life contingencies	3,224	3,448	3,673
Institutional products	85	85	85
Other	261	254	243
Contractholder funds	$20,542	$21,816	$23,604

Liabilities held for sale	$—	$—	$12,839
Amortization of DAC The components of amortization of DAC for the years ended December 31 are summarized in the following table.

($ in millions)	2015	2014	2013
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$147	$164	$215
Amortization relating to realized capital gains and losses (1) and valuation changes on embedded derivatives that are not hedged	4	5	7
Amortization (deceleration) acceleration for changes in assumptions (“DAC unlocking”)	—	(7)	18
Total amortization of DAC	$151	$162	$240
____________

(1)
The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

Amortization of DAC decreased 6.8% or $11 million in 2015 compared to 2014. Excluding results of the LBL business for first quarter 2014 of $5 million, amortization of DAC decreased $6 million in 2015 compared to 2014, primarily due to lower amortization on interest-sensitive insurance resulting from decreased gross profits, partially offset by amortization deceleration for changes in assumptions in 2014.
Amortization of DAC decreased 32.5% or $78 million in 2014 compared to 2013. Excluding results of the LBL business for second through fourth quarter 2013 of $1 million, amortization of DAC decreased $77 million in 2014 compared to 2013, primarily due to amortization deceleration for changes in assumptions in 2014 compared to amortization acceleration in 2013.
Our annual comprehensive review of assumptions underlying estimated future gross profits for our interest-sensitive life, fixed annuities and other investment contracts covers assumptions for persistency, mortality, expenses, investment returns, including capital gains and losses, interest crediting rates to policyholders, and the effect of any hedges in all product lines. In 2015, the review resulted in no net acceleration of DAC amortization.
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

The changes in DAC for the years ended December 31 are detailed in the following table.

($ in millions)	Traditional life and accident and health		Interest-sensitive life insurance		Fixed annuities		Total
	2015	2014	2015	2014	2015	2014	2015	2014
Beginning balance	$455	$429	$769	$857	$47	$45	$1,271	$1,331
Classified as held for sale, beginning balance	—	13	—	700	—	30	—	743
Total, including those classified as held for sale	455	442	769	1,557	47	75	1,271	2,074
Acquisition costs deferred (1)	47	71	77	92	—	—	124	163
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions (2)	(50)	(45)	(91)	(111)	(6)	(8)	(147)	(164)
Amortization relating to realized capital gains and losses and valuation changes on embedded derivatives that are not hedged (2)	—	—	(5)	(8)	1	3	(4)	(5)
Amortization (acceleration) deceleration for changes in assumptions (“DAC unlocking”) (2)	—	—	—	9	—	(2)	—	7
Effect of unrealized capital gains and losses (3)	—	—	94	(96)	5	(1)	99	(97)
Reinsurance ceded (4)	—	—	(29)	—	—	—	(29)	—
Sold in LBL disposition	—	(13)	—	(674)	—	(20)	—	(707)
Ending balance	$452	$455	$815	$769	$47	$47	$1,314	$1,271
____________

(1)	The amount of acquisition costs deferred decreased in 2015 primarily due to Allstate agencies selling certain new life insurance business through other Allstate entities.

(2)	Included as a component of amortization of DAC on the Consolidated Statements of Operations and Comprehensive Income.

(3)
Represents the change in the DAC adjustment for unrealized capital gains and losses. The DAC adjustment represents the amount by which the amortization of DAC would increase or decrease if the unrealized gains and losses in the respective product portfolios were realized.

(4)	In 2015, DAC decreased as a result of a reinsurance agreement with AAC.
Operating costs and expenses decreased 11.9% or $37 million in 2015 compared to 2014. Excluding results of the LBL business for first quarter 2014 of $8 million, operating costs and expenses decreased $29 million in 2015 compared to 2014. Operating costs and expenses decreased 28.6% or $124 million in 2014 compared to 2013. Excluding results of the LBL business for second through fourth quarter 2013 of $31 million, operating costs and expenses decreased $93 million in 2014 compared to 2013.
The following table summarizes operating costs and expenses for the years ended December 31.

($ in millions)	2015	2014	2013
Non-deferrable commissions	$16	$15	$27
General and administrative expenses	225	261	363
Taxes and licenses	32	34	44
Total operating costs and expenses	$273	$310	$434

Restructuring and related charges	$—	$2	$6

General and administrative expenses decreased 13.8% or $36 million in 2015 compared to 2014, primarily due to lower employee related and other operating costs as a result of the decline in new and inforce business.
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

Reinsurance ceded In the normal course of business, we seek to limit aggregate and single exposure to losses on large risks by purchasing reinsurance. In addition, we have used reinsurance to effect the disposition of certain blocks of business. We retain primary liability as a direct insurer for all risks ceded to reinsurers. As of December 31, 2015 and 2014, 23% and 23%, respectively, of our face amount of life insurance in force was reinsured. Additionally, we ceded substantially all of the risk associated with our variable annuity business.
Our reinsurance recoverables, summarized by reinsurer as of December 31, are shown in the following table.

($ in millions)	Standard & Poor’s financial strength rating (1)	Reinsurance recoverable on paid and unpaid benefits
		2015	2014
Prudential Insurance Company of America	AA-	$1,438	$1,461
Allstate Assurance Company (2)	N/A	464	—
RGA Reinsurance Company	AA-	266	258
Swiss Re Life and Health America, Inc.	AA-	152	154
Munich American Reassurance	AA-	102	96
Scottish Re Group	N/A	94	94
Transamerica Life Group	AA-	82	84
John Hancock Life & Health Insurance Company	AA-	56	57
Triton Insurance Company	N/A	51	53
American Health & Life Insurance Company	N/A	43	50
Lincoln National Life Insurance	AA-	34	37
Security Life of Denver	A	31	53
SCOR Global Life	AA-	18	17
American United Life Insurance Company	AA-	16	15
Paul Revere Life Insurance Company	A	—	116
Other (3)		24	41
Total		$2,871	$2,586
____________

(1)	N/A reflects no Standard & Poor’s (“S&P”) rating available.

(2)	Affiliate company.

(3)	As of December 31, 2015 and 2014, the other category includes $23 million and $31 million, respectively, of recoverables due from reinsurers with an investment grade credit rating from S&P.
We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis, and a provision for uncollectible reinsurance is recorded if needed. No amounts have been deemed unrecoverable in the three-years ended December 31, 2015.
INVESTMENTS 2015 HIGHLIGHTS

•	Investments totaled $34.96 billion as of December 31, 2015, decreasing from $37.47 billion as of December 31, 2014.

•	Unrealized net capital gains totaled $883 million as of December 31, 2015, decreasing from $2.34 billion as of December 31, 2014.

•	Net investment income was $1.82 billion in 2015, a decrease of 12.6% from $2.08 billion in 2014.

•	Net realized capital gains were $265 million in 2015 compared to $143 million in 2014.
INVESTMENTS
Overview and strategy The return on our investment portfolio is an important component of our financial results. We identify a strategic asset allocation which considers both the nature of the liabilities and the risk and return characteristics of the various asset classes in which we invest. This allocation is informed by our long-term and market expectations, as well as other considerations such as risk appetite, portfolio diversification, duration, desired liquidity and capital. Within appropriate ranges relative to strategic allocations, tactical allocations are made in consideration of prevailing and potential future market conditions. We manage risks that involve uncertainty related to interest rates, credit spreads, equity returns and currency exchange rates.
Our portfolio is comprised of assets chosen to generate returns to support corresponding liabilities, within an asset-liability framework that targets an appropriate return on capital. For longer-term immediate annuity liabilities, we invest primarily in performance-based and other equity investments. For shorter-term annuity and life insurance liabilities, we invest primarily in interest-bearing investments, such as fixed income securities and commercial mortgage loans.

We utilize four high level strategies to manage risks and returns and to position our portfolio to take advantage of market opportunities while attempting to mitigate adverse effects. As strategies and market conditions evolve, the asset allocation may change or assets may move between strategies.
Market-Based Core strategy seeks to deliver predictive earnings aligned to business needs through investments primarily in public fixed income and equity. Private fixed income assets, such as commercial mortgages, bank loans and privately placed debt are also included in this category. As of December 31, 2015, 90% of the portfolio follows this strategy with 87% in fixed income securities and mortgage loans and 4% in equity securities, including $381 million of equity securities that we may not hold for a period of time sufficient to recover unrealized losses.
Market-Based Active strategy seeks to outperform within the public markets through tactical positioning and by taking advantage of short-term opportunities. This strategy may generate results that meaningfully deviate from those achieved by market indices, both favorably and unfavorably. The portfolio primarily includes public fixed income and equity. As of December 31, 2015, 3% of the portfolio follows this strategy with 78% in fixed income securities and 12% in equity securities, including $101 million of equity securities that we may not hold for a period of time sufficient to recover unrealized losses.
Performance-Based Long-Term (“PBLT”) strategy seeks to deliver attractive risk-adjusted returns over a longer horizon.  The achieved return is a function of both general market conditions and the performance of the underlying assets or businesses. The portfolio, which primarily includes private equity, real estate, infrastructure, timber and agriculture-related assets, is diversified across a number of characteristics, including managers or partners, vintage years, strategies, geographies (including international) and industry sectors or property types. These investments are generally illiquid in nature, often require specialized expertise, typically involve a third party manager, and may offer the potential to add value through transformation at the company or property level. As of December 31, 2015, 7% of the portfolio follows this strategy with 95% in limited partnership interests.
Performance-Based Opportunistic strategy seeks to earn attractive returns by making investments that involve asset dislocations or special situations, often in private markets. The portfolio primarily includes distressed and event driven assets primarily in fixed income and equity.
Investments outlook
The FOMC raised the federal funds target rate in December 2015 for the first time since December 2008, and in January 2016, the FOMC left the rate unchanged. We anticipate that interest rates will continue to increase but remain below historic averages for an extended period of time and that financial markets will continue to have periods of high volatility and less liquidity. Invested assets and income are expected to decline in line with reductions in contractholder funds. Additionally, investment income will decline as a result of maturity profile shortening in 2015 to reduce the risk of rising interest rates and as we continue to invest and reinvest investment proceeds at market yields that are below the current portfolio yield. We plan to focus on the following priorities:

•
Expanding our capabilities in performance-based investing to increase portfolio returns and capital creation and taking advantage of increased market volatility through higher allocation to market-based active strategies.

•
Continue to shift the portfolio mix to include more performance-based investments, primarily private equity, real estate, infrastructure, timber and agriculture-related assets. A greater proportion of the return on these investments is derived from idiosyncratic asset or operating performance. While we anticipate higher returns on these investments over time, the investment income can vary significantly between periods.

•	Investing for the specific needs and characteristics of our business, including our liability profile.
Portfolio composition The composition of the investment portfolio as of December 31, 2015 is presented in the following table.

($ in millions)		Percent to total
Fixed income securities (1)	$24,629	70.5%
Mortgage loans	3,781	10.8
Equity securities (2)	1,542	4.4
Limited partnership interests (3)	2,295	6.6
Short-term investments (4)	816	2.3
Policy loans	572	1.6
Other	1,327	3.8
Total	$34,962	100.0%
____________

(1)	Fixed income securities are carried at fair value. Amortized cost basis for these securities was $23.77 billion.

(2)	Equity securities are carried at fair value. Cost basis for these securities was $1.53 billion.

(3)	We have commitments to invest in additional limited partnership interests totaling $1.27 billion.

(4)	Short-term investments are carried at fair value. Amortized cost basis for these investments was $816 million.

Investments totaled $34.96 billion as of December 31, 2015, decreasing from $37.47 billion as of December 31, 2014, primarily due to a decline in fixed income valuations resulting from widening credit spreads and an increase in risk-free interest rates, net reductions in contractholder funds and dividends paid to AIC.
Portfolio composition by investment strategy The following table presents the investment portfolio by strategy as of December 31, 2015.

($ in millions)	Total	Market-Based Core	Market-Based Active	Performance-Based Long-Term	Performance-Based Opportunistic
Fixed income securities	$24,629	$23,843	$773	$1	$12
Mortgage loans	3,781	3,781	—	—	—
Equity securities	1,542	1,376	119	37	10
Limited partnership interests	2,295	127	—	2,168	—
Short-term investments	816	720	96	—	—
Policy loans	572	572	—	—	—
Other	1,327	1,241	4	78	4
Total	$34,962	$31,660	$992	$2,284	$26
% of total		90%	3%	7%	—%
During 2015, strategic actions focused on optimizing portfolio yield, return and risk in the low interest rate environment. We reduced our portfolio’s maturity profile and invested proceeds from the sale of longer duration fixed incomes securities in shorter duration fixed income securities and public equity securities. These actions have reduced our exposure to rising interest rates. We continue increasing our performance-based investments, consistent with our ongoing strategy to have a greater proportion of ownership of assets and equity investments. Performance-based and other equity investments will continue to be allocated primarily to the longer-term immediate annuity liabilities to improve returns on those products. Shorter-term annuity and life insurance liabilities will continue to be invested primarily in interest-bearing investments, such as fixed income securities and commercial mortgage loans.
Fixed income securities by type are listed in the following table.

($ in millions)	Fair value as of December 31, 2015	Percent to total investments	Fair value as of December 31, 2014	Percent to total investments
U.S. government and agencies	$977	2.8%	$770	2.1%
Municipal	2,442	7.0	3,662	9.8
Corporate	18,504	52.9	20,985	56.0
Foreign government	384	1.1	735	2.0
ABS	1,420	4.1	765	2.0
RMBS	451	1.3	605	1.6
CMBS	436	1.3	579	1.5
Redeemable preferred stock	15	—	16	—
Total fixed income securities	$24,629	70.5%	$28,117	75.0%
As of December 31, 2015, 87.0% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P, Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available. Credit ratings below these designations are considered low credit quality or below investment grade, which includes high yield bonds. Fixed income securities are rated by third party credit rating agencies, the National Association of Insurance Commissioners (“NAIC”), and/or are internally rated. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by investment grade and below investment grade classifications as of December 31, 2015.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$977	$57	$—	$—	$977	$57
Municipal	2,388	272	54	8	2,442	280
Corporate
Public	10,755	307	1,779	(87)	12,534	220
Privately placed	5,203	261	767	(46)	5,970	215
Foreign government	378	36	6	—	384	36
ABS
Collateralized debt obligations (“CDO”)	188	(9)	43	(13)	231	(22)
Consumer and other asset-backed securities (“Consumer and other ABS”)	1,183	(1)	6	—	1,189	(1)
RMBS
U.S. government sponsored entities (“U.S. Agency”)	90	6	—	—	90	6
Non-agency	48	—	313	39	361	39
CMBS	207	5	229	22	436	27
Redeemable preferred stock	15	2	—	—	15	2
Total fixed income securities	$21,432	$936	$3,197	$(77)	$24,629	$859
Municipal bonds totaled $2.44 billion as of December 31, 2015 with an unrealized net capital gain of $280 million. The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).
The following table summarizes by state the fair value, amortized cost and credit rating of our municipal bonds, excluding $43 million of pre-refunded bonds, as of December 31, 2015.

($ in millions) State	State general obligation	Local general obligation	Revenue (1)	Fair value	Amortized cost	Average credit rating
Texas	$—	$262	$119	$381	$333	Aa
California	43	170	147	360	317	Aa
Oregon	—	179	22	201	168	Aa
New Jersey	100	16	46	162	148	A
Michigan	51	—	65	116	110	A
New York	7	—	109	116	105	Aa
Florida	27	29	52	108	98	Aa
Washington	—	—	94	94	85	Aa
Illinois	—	14	78	92	80	Aa
District of Columbia	—	—	63	63	55	A
All others	115	171	420	706	624	A
Total	$343	$841	$1,215	$2,399	$2,123	Aa
____________

(1)
The nature of the activities supporting revenue bonds is diversified and includes transportation, health care, industrial development, housing, higher education, utilities, recreation/convention centers and other activities.

Our practice for acquiring and monitoring municipal bonds is predominantly based on the underlying credit quality of the primary obligor. We currently rely on the primary obligor to pay all contractual cash flows and are not relying on bond insurers for payments. As a result of downgrades in the insurers’ credit ratings, the ratings of the insured municipal bonds generally reflect the underlying ratings of the primary obligor. As of December 31, 2015, 99.4% of our insured municipal bond portfolio is rated investment grade.
Corporate bonds, including publicly traded and privately placed, totaled $18.50 billion as of December 31, 2015, with an unrealized net capital gain of $435 million. Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.
Our $5.97 billion portfolio of privately placed securities is diversified by issuer, industry sector and country. The portfolio is made up of 403 issuers. Privately placed corporate obligations may contain structural security features such as financial covenants and call protections that provide investors greater protection against credit deterioration, reinvestment risk or fluctuations in interest rates than those typically found in publicly registered debt securities. Additionally, investments in these securities are made after due diligence of the issuer, typically including discussions with senior management and on-site visits to company facilities. Ongoing monitoring includes direct periodic dialog with senior management of the issuer and continuous monitoring of operating performance and financial position. Every issue not rated by an independent rating agency is internally rated with a formal rating affirmation at least once a year.
Our corporate bonds portfolio includes $2.55 billion of below investment grade bonds, $767 million of which are privately placed. These securities are diversified by issuer and industry sector. The below investment grade corporate bonds portfolio is made up of 264 issuers. We employ fundamental analyses of issuers and sectors along with macro and asset class views to identify investment opportunities. This results in a portfolio with broad exposure to the high yield market, yet with an emphasis on idiosyncratic positions reflective of our views of market conditions and opportunities.
Foreign government securities totaled $384 million as of December 31, 2015, with 98.4% rated investment grade and an unrealized net capital gain of $36 million. Of these securities, 55.7% are backed by the U.S. government, 13.6% are in Canadian governmental and provincial securities, and the remaining 30.7% are highly diversified in other foreign governments.
ABS, RMBS and CMBS are structured securities that are primarily collateralized by consumer or corporate borrowings and residential and commercial real estate loans. The cash flows from the underlying collateral paid to the securitization trust are generally applied in a pre-determined order and are designed so that each security issued by the trust, typically referred to as a “class”, qualifies for a specific original rating. For example, the “senior” portion or “top” of the capital structure, or rating class, which would originally qualify for a rating of Aaa typically has priority in receiving principal repayments on the underlying collateral and retains this priority until the class is paid in full. In a sequential structure, underlying collateral principal repayments are directed to the most senior rated Aaa class in the structure until paid in full, after which principal repayments are directed to the next most senior Aaa class in the structure until it is paid in full. Senior Aaa classes generally share any losses from the underlying collateral on a pro-rata basis after losses are absorbed by classes with lower original ratings. The payment priority and class subordination included in these securities serves as credit enhancement for holders of the senior or top portions of the structures. These securities continue to retain the payment priority features that existed at the origination of the securitization trust. Other forms of credit enhancement may include structural features embedded in the securitization trust, such as overcollateralization, excess spread and bond insurance. The underlying collateral may contain fixed interest rates, variable interest rates (such as adjustable rate mortgages), or both fixed and variable rate features.
ABS, including CDO and Consumer and other ABS, totaled $1.42 billion as of December 31, 2015, with 96.5% rated investment grade and an unrealized net capital loss of $23 million. Credit risk is managed by monitoring the performance of the underlying collateral. Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.
CDO totaled $231 million as of December 31, 2015, with 81.4% rated investment grade and an unrealized net capital loss of $22 million. CDO consist of obligations collateralized by cash flow CDO, which are structures collateralized primarily by below investment grade senior secured corporate loans. Consumer and other ABS totaled $1.19 billion as of December 31, 2015, with 99.5% rated investment grade.
RMBS totaled $451 million as of December 31, 2015, with 30.6% rated investment grade and an unrealized net capital gain of $45 million. The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to prepayment risk from the underlying residential mortgage loans. RMBS consists of a U.S. Agency portfolio having collateral issued or guaranteed by U.S. government agencies and a non-agency portfolio consisting of securities collateralized by Prime, Alt-A and Subprime loans. The non-agency portfolio totaled $361 million as of December 31, 2015, with 13.3% rated investment grade and an unrealized net capital gain of $39 million.
CMBS totaled $436 million as of December 31, 2015, with 47.5% rated investment grade and an unrealized net capital gain of $27 million. The CMBS portfolio is subject to credit risk and has a sequential paydown structure. All of the CMBS investments are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.
Mortgage loans totaled $3.78 billion as of December 31, 2015 and primarily comprise loans secured by first mortgages on developed commercial real estate. Key considerations used to manage our exposure include property type and geographic diversification. For further detail on our mortgage loan portfolio, see Note 6 of the consolidated financial statements.
Equity securities primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments. The equity securities portfolio was $1.54 billion as of December 31, 2015, with an unrealized net capital gain of $16 million. As of December 31, 2015, equity securities that we may not hold for a period of time sufficient to recover unrealized losses totaled $492 million, which is discussed further in the realized capital gains and losses section.

Limited partnership interests include interests in private equity funds and co-investments, real estate funds and joint ventures, and other funds. The following table presents carrying value and other information about our limited partnership interests as of December 31, 2015.

($ in millions)	Private equity	Real estate	Other	Total
Cost method of accounting (“Cost”)	$461	$69	$—	$530
Equity method of accounting (“EMA”)	1,291	347	127	1,765
Total	$1,752	$416	$127	$2,295
Number of managers	106	23	2	131
Number of individual investments	190	46	2	238
Largest exposure to single investment	$104	$54	$69	$104
Short-term investments totaled $816 million as of December 31, 2015.
Policy loans totaled $572 million as of December 31, 2015. Policy loans are carried at unpaid principal balances.
Other investments primarily comprise $502 million of bank loans, $422 million of agent loans (loans issued to exclusive Allstate agents), $275 million of notes due from related party and $49 million of derivatives as of December 31, 2015. For further detail on our use of derivatives, see Note 8 of the consolidated financial statements.
Unrealized net capital gains totaled $883 million as of December 31, 2015 compared to $2.34 billion as of December 31, 2014. The decrease was primarily due to wider credit spreads, an increase in risk-free interest rates and the realization of unrealized net capital gains through sales. The following table presents unrealized net capital gains and losses as of December 31.

($ in millions)	2015	2014
U.S. government and agencies	$57	$102
Municipal	280	506
Corporate	435	1,520
Foreign government	36	81
ABS	(23)	(8)
RMBS	45	51
CMBS	27	41
Redeemable preferred stock	2	2
Fixed income securities	859	2,295
Equity securities	16	43
Derivatives	10	2
EMA limited partnerships	(2)	(2)
Unrealized net capital gains and losses, pre-tax	$883	$2,338
We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security that may be other-than-temporarily impaired. The process includes a quarterly review of all securities to identify instances where the fair value of a security compared to its amortized cost (for fixed income securities) or cost (for equity securities) is below established thresholds. The process also includes the monitoring of other impairment indicators such as ratings, ratings downgrades and payment defaults. The securities identified, in addition to other securities for which we may have a concern, are evaluated for potential other-than-temporary impairment using all reasonably available information relevant to the collectability or recovery of the security. Inherent in our evaluation of other-than-temporary impairment for these fixed income and equity securities are assumptions and estimates about the financial condition and future earnings potential of the issue or issuer. Some of the factors that may be considered in evaluating whether a decline in fair value is other than temporary are: 1) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry specific market conditions and trends, geographic location and implications of rating agency actions and offering prices; 2) the specific reasons that a security is in an unrealized loss position, including overall market conditions which could affect liquidity; and 3) the length of time and extent to which the fair value has been less than amortized cost or cost. All investments in an unrealized loss position as of December 31, 2015 were included in our portfolio monitoring process for determining whether declines in value were other than temporary.
The unrealized net capital gain for the fixed income portfolio totaled $859 million, comprised of $1.32 billion of gross unrealized gains and $462 million of gross unrealized losses as of December 31, 2015. This is compared to an unrealized net capital gain for the fixed income portfolio totaling $2.30 billion, comprised of $2.49 billion of gross unrealized gains and $191 million of gross unrealized losses as of December 31, 2014.

Gross unrealized gains and losses on fixed income securities by type and sector as of December 31, 2015 are provided in the following table.

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
Corporate:
Energy	$2,015	$44	$(151)	$1,908
Basic industry	968	23	(63)	928
Consumer goods (cyclical and non-cyclical)	4,202	152	(38)	4,316
Utilities	3,148	300	(37)	3,411
Banking	1,048	24	(34)	1,038
Communications	1,420	51	(24)	1,447
Capital goods	1,853	93	(23)	1,923
Technology	1,085	25	(18)	1,092
Transportation	998	61	(18)	1,041
Financial services	933	47	(5)	975
Other	399	29	(3)	425
Total corporate fixed income portfolio	18,069	849	(414)	18,504
U.S. government and agencies	920	57	—	977
Municipal	2,162	292	(12)	2,442
Foreign government	348	36	—	384
ABS	1,443	5	(28)	1,420
RMBS	406	49	(4)	451
CMBS	409	31	(4)	436
Redeemable preferred stock	13	2	—	15
Total fixed income securities	$23,770	$1,321	$(462)	$24,629
The consumer goods, utilities, capital goods and energy sectors comprise 23%, 18%, 10% and 10%, respectively, of the carrying value of our corporate fixed income securities portfolio as of December 31, 2015. The energy, basic industry, consumer goods and utilities sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of December 31, 2015. In general, the gross unrealized losses are related to widening credit spreads or increasing risk-free interest rates since the time of initial purchase.
Global oil prices have declined significantly since September 30, 2014 and natural gas and other commodity values have also declined significantly in 2015. Among commodity exposed companies, those in the metal and mining sectors have experienced the largest decline in values of their debt. In the fixed income tables above and below, oil and natural gas exposure is reflected within the energy sector and metals and mining exposure is reflected within the basic industry sector. Within these sectors, we continue to monitor the impact to our investment portfolio for those companies that may be adversely affected, both directly and indirectly. If oil, natural gas and commodity prices remain at depressed levels for an extended period or decline further, certain issuers and investments may come under duress and may result in an increase in other-than-temporary impairments.
Corporate fixed income and equity securities with gross unrealized losses that have direct exposure to the energy sector, have an aggregate carrying value of $1.18 billion and gross unrealized losses of $163 million as of December 31, 2015. 85% of the corporate fixed income securities with direct exposure to the energy sector were investment grade as of December 31, 2015. Gross unrealized losses on below investment grade corporate fixed income securities with direct exposure to the energy sector totaled $54 million of which $20 million relate to securities that had been in an unrealized loss position for a period of twelve or more consecutive months as of December 31, 2015. Additionally, private equity limited partnership interests with exposure to energy totaled approximately $170 million as of December 31, 2015.
Corporate fixed income and equity securities with gross unrealized losses that have direct exposure to the metals and mining sectors, have an aggregate carrying value of $187 million and gross unrealized losses of $55 million as of December 31, 2015. 73% of the $224 million of corporate fixed income securities with direct exposure to the metals and mining sectors were investment grade as of December 31, 2015.

The following table summarizes the fair value and gross unrealized losses of fixed income securities by type and investment grade classification as of December 31, 2015.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
U.S. government and agencies	$91	$—	$—	$—	$91	$—
Municipal	130	(4)	20	(8)	150	(12)
Corporate:
Energy	859	(97)	267	(54)	1,126	(151)
Basic industry	343	(30)	116	(33)	459	(63)
Consumer goods (cyclical and non-cyclical)	1,087	(17)	368	(21)	1,455	(38)
Utilities	490	(23)	102	(14)	592	(37)
Banking	350	(27)	34	(7)	384	(34)
Communications	257	(6)	263	(18)	520	(24)
Capital goods	379	(16)	87	(7)	466	(23)
Technology	281	(7)	140	(11)	421	(18)
Transportation	233	(17)	21	(1)	254	(18)
Financial services	102	(2)	71	(3)	173	(5)
Other	33	(3)	—	—	33	(3)
Total corporate fixed income portfolio	4,414	(245)	1,469	(169)	5,883	(414)
Foreign government	—	—	2	—	2	—
ABS	1,264	(15)	42	(13)	1,306	(28)
RMBS	16	(1)	44	(3)	60	(4)
CMBS	17	—	60	(4)	77	(4)
Total fixed income securities	$5,932	$(265)	$1,637	$(197)	$7,569	$(462)

The following table summarizes the fair value and gross unrealized losses for below investment grade corporate fixed income securities by sector and credit rating as of December 31, 2015.

($ in millions)	Less than 12 months
	Ba		B		Caa or lower		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate:
Energy	$164	$(24)	$36	$(10)	$—	$—	$200	$(34)
Basic industry	102	(28)	4	—	3	(1)	109	(29)
Consumer goods (cyclical and non-cyclical)	179	(8)	147	(6)	4	(1)	330	(15)
Utilities	50	(5)	25	(4)	5	—	80	(9)
Banking	1	—	—	—	—	—	1	—
Communications	155	(7)	86	(6)	8	(1)	249	(14)
Capital goods	48	(1)	26	(4)	7	(1)	81	(6)
Technology	64	(2)	48	(2)	2	—	114	(4)
Transportation	6	—	15	(1)	—	—	21	(1)
Financial services	62	(1)	1	—	4	(1)	67	(2)
Subtotal	$831	$(76)	$388	$(33)	$33	$(5)	$1,252	$(114)

	12 months or more
	Ba		B		Caa or lower		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate:
Energy	$63	$(15)	$4	$(5)	$—	$—	$67	$(20)
Basic industry	7	(4)	—	—	—	—	7	(4)
Consumer goods (cyclical and non-cyclical)	16	(3)	22	(3)	—	—	38	(6)
Utilities	8	(2)	1	(1)	13	(2)	22	(5)
Banking	33	(7)	—	—	—	—	33	(7)
Communications	5	(1)	9	(3)	—	—	14	(4)
Capital goods	—	—	6	(1)	—	—	6	(1)
Technology	13	(5)	13	(2)	—	—	26	(7)
Financial services	4	(1)	—	—	—	—	4	(1)
Subtotal	$149	$(38)	$55	$(15)	$13	$(2)	$217	$(55)

Total	$980	$(114)	$443	$(48)	$46	$(7)	$1,469	$(169)
Unrealized losses on below investment grade corporate fixed income securities are primarily related to widening credit spreads or increasing risk-free interest rates since the time of initial purchase. Of the unrealized losses on below investment grade corporate fixed income securities, 32.5% relate to securities that had been in an unrealized loss position for a period of twelve or more consecutive months as of December 31, 2015. Unrealized losses were concentrated in the energy, basic industry and consumer goods sectors.
The unrealized net capital gain for the equity portfolio totaled $16 million, comprised of $76 million of gross unrealized gains and $60 million of gross unrealized losses as of December 31, 2015. This is compared to an unrealized net capital gain for the equity portfolio totaling $43 million, comprised of $57 million of gross unrealized gains and $14 million of gross unrealized losses as of December 31, 2014.

Gross unrealized gains and losses on equity securities by sector as of December 31, 2015 are provided in the table below.

($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
Energy	$83	$2	$(12)	$73
Consumer goods (cyclical and non-cyclical)	418	31	(10)	439
Banking	99	3	(8)	94
Financial services	280	12	(5)	287
Capital goods	137	7	(5)	139
Technology	157	13	(5)	165
Communications	84	4	(4)	84
Basic industry	49	1	(3)	47
Index-based funds	105	—	(3)	102
Transportation	23	—	(2)	21
Utilities	39	1	(2)	38
Real estate	43	2	(1)	44
Emerging market equity funds	9	—	—	9
Total equity securities	$1,526	$76	$(60)	$1,542
Within the equity portfolio, the unrealized losses were primarily concentrated in the energy, consumer goods and banking sectors. The unrealized losses were company and sector specific.
As of December 31, 2015, we have not made the decision to sell and it is not more likely than not we will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis. As of December 31, 2015, we have the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.
Net investment income  The following table presents net investment income for the years ended December 31.

($ in millions)	2015	2014	2013
Fixed income securities	$1,246	$1,522	$1,947
Mortgage loans	203	242	345
Equity securities	28	20	12
Limited partnership interests	287	267	175
Short-term investments	3	2	2
Policy loans	34	39	49
Other	75	59	63
Investment income, before expense	1,876	2,151	2,593
Investment expense	(57)	(70)	(108)
Net investment income	$1,819	$2,081	$2,485
Net investment income decreased 12.6% or $262 million to $1.82 billion in 2015 from $2.08 billion in 2014. Excluding $126 million related to the LBL business for first quarter 2014, net investment income decreased $136 million in 2015 compared to 2014, primarily due to lower average investment balances, fixed income portfolio yields, and prepayment fee income and litigation proceeds, partially offset by higher limited partnership income. In 2015 we shortened the maturity profile of the fixed income securities to make the portfolio less sensitive to rising interest rates. The approximately $2 billion of proceeds from the sale of longer duration fixed income securities were invested in shorter duration fixed income securities and public equity securities that are expected to contribute lower net investment income and portfolio yields. Over time, we will shift the majority of the proceeds to performance-based investments in which a greater proportion of return is derived from idiosyncratic asset or operating performance, to more appropriately match the long-term nature of our immediate annuity liabilities and improve long-term economic results. We anticipate higher long-term returns on these investments. While the dispositions generated net realized capital gains, investment income will be impacted by lower yields on the reinvested proceeds until repositioned to performance-based investments.
Net investment income decreased 16.3% or $404 million to $2.08 billion in 2014 from $2.49 billion in 2013. Excluding results of the LBL business for second through fourth quarter 2013 of $397 million, net investment income decreased $7 million in 2014 compared to 2013, primarily due to lower average investment balances, partially offset by higher limited partnership income.

Realized capital gains and losses The following table presents the components of realized capital gains and losses and the related tax effect for the years ended December 31.

($ in millions)	2015	2014	2013
Impairment write-downs	$(63)	$(11)	$(33)
Change in intent write-downs	(65)	(44)	(19)
Net other-than-temporary impairment losses recognized in earnings	(128)	(55)	(52)
Sales and other	383	184	114
Valuation and settlements of derivative instruments	10	14	14
Realized capital gains and losses, pre-tax	265	143	76
Income tax expense	(94)	(50)	(29)
Realized capital gains and losses, after-tax	$171	$93	$47
Impairment write-downs, which include changes in the mortgage loan valuation allowance, for the years ended December 31 are presented in the following table.

($ in millions)	2015	2014	2013
Fixed income securities	$(26)	$(8)	$(32)
Mortgage loans	4	5	11
Equity securities	(18)	—	—
Limited partnership interests	(17)	(8)	(9)
Other investments	(6)	—	(3)
Impairment write-downs	$(63)	$(11)	$(33)
Impairment write-downs on fixed income securities in 2015 were primarily driven by corporate fixed income securities impacted by issuer specific circumstances, including exposure to oil and natural gas, and collateralized loan obligations that experienced deterioration in expected cash flows. Equity securities were written down primarily due to the length of time and extent to which fair value was below cost, considering our assessment of the financial condition and near-term and long-term prospects of the issuer, including relevant industry conditions and trends. Limited partnership write-downs primarily related to an investment that has been impacted by the decline in natural gas prices. Impairment write-downs in the above table include $31 million and $9 million of investments with exposure to the energy sector and metals and mining exposure in the basic industry sector, respectively.
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
Change in intent write-downs totaled $65 million, $44 million and $19 million in 2015, 2014 and 2013, respectively. The change in intent write-downs in 2015 reflect market volatility and our preference to maintain flexibility to reposition the portfolio. All of the change in intent losses related to equity securities that we may not hold for a period of time sufficient to recover unrealized losses. As of December 31, 2015, these holdings totaled $492 million. The change in intent write-downs in 2014 were primarily related to the repositioning and ongoing portfolio management of our equity securities. The change in intent write-downs in 2013 were primarily a result of plans to reduce holdings of auction rate securities backed by student loans, plans to sell certain CMBS securities, and ongoing portfolio management of our equity securities.
Sales and other generated $383 million, $184 million and $114 million of net realized capital gains in 2015, 2014 and 2013, respectively. Sales and other in 2015 included sales of longer duration fixed income securities in connection with our maturity profile shortening and equity securities in connection with ongoing portfolio management, as well as losses from valuation changes in public securities held in certain limited partnerships. Sales and other in 2014 primarily related to equity securities in connection with ongoing portfolio management. Sales and other in 2013 primarily related to fixed income and equity securities in connection with portfolio repositioning and ongoing portfolio management.
Valuation and settlements of derivative instruments generated net realized capital gains of $10 million, $14 million and $14 million in 2015, 2014 and 2013, respectively. The net realized capital gains on derivative instruments in 2015 primarily comprised gains on foreign currency contracts due to the strengthening of the U.S. Dollar and gains on credit default swaps due to the movement of credit spreads on the underlying credit names. The net realized capital gains in 2014 primarily comprised gains on foreign currency contracts due to the strengthening of the U.S. Dollar and gains on credit default swaps due to the tightening of credit spreads on the underlying credit names. The net realized capital gains on derivative instruments in 2013 primarily comprised gains on credit default swaps due to the tightening of credit spreads on the underlying credit names.
Performance-based long-term investments primarily include private equity, real estate, infrastructure, timber and agriculture-related assets and are materially reflected through our limited partnership investments.
The following table presents investment income and realized capital gains and losses for PBLT investments for the years ended December 31.

($ in millions)	Investment income		Realized capital gains and losses
	2015	2014	2015	2014
Limited partnerships
Private equity	$227	$213	$(17)	$(19)
Real estate	62	53	—	15
Timber and agriculture-related	—	—	—	—
PBLT - limited partnerships (1)	289	266	(17)	(4)

Other
Private equity	1	—	4	—
Real estate	6	2	—	2
Timber and agriculture-related	—	—	—	—
PBLT - other	7	2	4	2

Total
Private equity	228	213	(13)	(19)
Real estate	68	55	—	17
Timber and agriculture-related	—	—	—	—
Total PBLT	$296	$268	$(13)	$(2)

Asset level operating expenses (2)	$(3)	$(4)
______________________________

(1)
Other limited partnership interests are located in the market-based core investing strategy and are not included in the performance-based long-term table above. Investment income was $(2) million and $1 million and realized capital gains and losses were $(15) million and zero in 2015 and 2014, respectively, for these limited partnership interests.

(2)	Asset level operating expenses are netted against income for directly held real estate, timber and other consolidated investments for purposes of the pre-tax yield calculations.
PBLT investments produced investment income of $296 million in 2015 compared to $268 million in 2014. The increase primarily related to higher income on private equity investments due to net returns from the diversified portfolio along with strong distributions as acquirer access to financing and an active global merger and acquisition market facilitated the sales of underlying investments, which more than offset a decline in valuations of investments with exposure to the energy sector. Additionally, real estate investments had strong returns in 2015.
Realized capital losses on PBLT investments in 2015 were $13 million compared to $2 million in 2014. Included in 2015 were impairment write-downs primarily related to an energy related investment that has been impacted by a decline in natural gas prices.
Economic conditions and equity market performance are reflected in PBLT investment results and we continue to expect this income to vary significantly between periods.
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
Investment policies define the overall framework for managing market and other investment risks, including accountability and controls over risk management activities. These investment activities follow policies that have been approved by our board of directors. These investment policies specify the investment limits and strategies that are appropriate given the liquidity, surplus, product profile and regulatory requirements. Executive oversight of investment activities is conducted primarily through our board of directors and investment committee. Asset-liability management (“ALM”) policies further define the overall framework for managing market and investment risks. ALM focuses on strategies to enhance yields, mitigate market risks and optimize capital to improve profitability and returns while factoring in future expected cash requirements to repay liabilities. ALM activities follow asset-liability policies that have been approved by our board of directors. These ALM policies specify limits, ranges and/or targets for investments that best meet our business objectives in light of our product liabilities.
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
We manage the interest rate risk in our assets relative to the interest rate risk in our liabilities and our assessment of overall economic and capital risk. One of the measures used to quantify this exposure is duration. The difference in the duration of our assets relative to our liabilities is our duration gap. To calculate the duration gap between assets and liabilities, we project asset and liability cash flows and calculate their net present value using a risk-free market interest rate adjusted for credit quality, sector attributes, liquidity and other specific risks. Duration is calculated by revaluing these cash flows at alternative interest rates and determining the percentage change in aggregate fair value. The cash flows used in this calculation include the expected maturity and repricing characteristics of our derivative financial instruments, all other financial instruments, and certain other items including annuity liabilities and other interest-sensitive liabilities. The projections include assumptions (based upon historical market experience and our experience) that reflect the effect of changing interest rates on the prepayment, lapse, leverage and/or option features of instruments, where applicable. The preceding assumptions relate primarily to callable municipal and corporate bonds, fixed rate single and flexible premium deferred annuities, mortgage-backed securities and municipal housing bonds.
As of December 31, 2015, the difference between our asset and liability duration was a (4.11) gap compared to a (2.98) gap as of December 31, 2014. A negative duration gap indicates that the fair value of our liabilities is more sensitive to interest rate movements than the fair value of our assets, while a positive duration gap indicates that the fair value of our assets is more sensitive to interest rate movements than the fair value of our liabilities. We may have a positive or negative duration gap, as the duration of our assets and liabilities vary with our product mix and investing activity.
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
Based upon the information and assumptions used in the duration calculation, and interest rates in effect as of December 31, 2015, we estimate that a 100 basis point immediate, parallel increase in interest rates (“rate shock”) would increase the net fair value of the assets and liabilities by $916 million, compared to an increase of $744 million as of December 31, 2014, reflecting year to year changes in duration and the amount of assets and liabilities. The increase primarily relates to sales of longer duration fixed income securities in connection with our maturity profile shortening in 2015. The selection of a 100 basis point immediate, parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event. The estimate excludes traditional and interest-sensitive life insurance and other products that are not considered financial instruments and the $7.88 billion of assets supporting them and the associated liabilities. The $7.88 billion of assets excluded from the calculation decreased from $8.53 billion as of December 31, 2014. Based on assumptions described above, in the event of a 100 basis point immediate increase in interest rates, the assets supporting life insurance and other products that are not considered financial instruments would decrease in value by $450 million, compared to a decrease of $512 million as of December 31, 2014.
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
Spread duration is calculated similarly to interest rate duration. As of December 31, 2015, the spread duration of assets was 4.87, compared to 5.80 as of December 31, 2014. Based upon the information and assumptions we use in this spread duration calculation, and spreads in effect as of December 31, 2015, we estimate that a 100 basis point immediate, parallel increase in spreads across all asset classes, industry sectors and credit ratings (“spread shock”) would decrease the net fair value of the assets by $1.40 billion compared to $1.90 billion as of December 31, 2014. Reflected in the duration calculation are the effects of our tactical actions that use credit default swaps to manage spread risk. The selection of a 100 basis point immediate parallel change in spreads should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.
Equity price risk is the risk that we will incur losses due to adverse changes in the general levels of the equity markets. As of December 31, 2015, we held $3.84 billion in securities with equity risk (including primarily limited partnership interests, equity securities and non-redeemable preferred securities), compared to $2.99 billion as of December 31, 2014.
As of December 31, 2015, our portfolio of securities with equity risk had a cash market portfolio beta of 1.13, compared to a beta of 1.13 as of December 31, 2014. Beta represents a widely used methodology to describe, quantitatively, an investment’s market risk characteristics relative to an index such as the Standard & Poor’s 500 Composite Price Index (“S&P 500”). Based on the beta analysis, we estimate that if the S&P 500 increases or decreases by 10%, the fair value of our equity investments will increase or decrease by 11.3%, respectively. Based upon the information and assumptions we used to calculate beta as of December 31, 2015, we estimate that an immediate increase or decrease in the S&P 500 of 10% would increase or decrease the net fair value of our equity investments by $432 million, compared to $339 million as of December 31, 2014. The selection of a 10% immediate increase or decrease in the S&P 500 should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.
The beta of our securities with equity risk was determined by calculating the change in the fair value of the portfolio resulting from stressing the equity market up and down 10%. The illustrations noted above may not reflect our actual experience if the future composition of the portfolio (hence its beta) and correlation relationships differ from the historical relationships.
As of December 31, 2015 and 2014, we had separate account assets, related to variable annuity and variable life contracts with account values totaling $3.64 billion and $4.40 billion, respectively. Equity risk exists for contract charges based on separate account balances and guarantees for death and/or income benefits provided by our variable products. In 2006, we disposed of substantially all of the variable annuity business through reinsurance agreements with The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc. and therefore mitigated this aspect of our risk. Equity risk for our variable life business relates to contract charges and policyholder benefits. Total variable life contract charges for 2015 and 2014 were $40 million and $47 million, respectively. Separate account liabilities related to variable life contracts were $69 million and $77 million as of December 31, 2015 and 2014, respectively.
As of December 31, 2015 and 2014 we had $1.42 billion and $1.49 billion, respectively, in equity-indexed annuity liabilities that provide customers with interest crediting rates based on the performance of the S&P 500. We hedge the majority of the risk associated with these liabilities using equity-indexed options and futures and eurodollar futures, maintaining risk within specified value-at-risk limits.
Foreign currency exchange rate risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. This risk primarily arises from our foreign equity investments, including common stocks and limited partnership interests. We also have investments in certain fixed income securities that are denominated in foreign currencies; however, derivatives are used to hedge 100% of this foreign currency risk. As of December 31, 2015, we had $694 million in foreign currency denominated equity investments. As of December 31, 2014, we had $453 million in foreign currency denominated equity investments and $31 million in unhedged non-dollar fixed income securities.
Based upon the information and assumptions used as of December 31, 2015, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would decrease the value of our foreign currency denominated instruments by $69 million, compared with an estimated $48 million decrease as of December 31, 2014. The selection of a 10% immediate decrease in all currency exchange rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.
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

($ in millions)	2015	2014	2013
Common stock, retained income and additional capital paid-in	$5,412	$4,968	$5,142
Accumulated other comprehensive income	521	1,379	928
Total shareholder’s equity	5,933	6,347	6,070
Notes due to related parties	275	275	282
Total capital resources	$6,208	$6,622	$6,352
Shareholder’s equity decreased in 2015, primarily due to decreased unrealized net capital gains on investments and dividends paid to AIC, partially offset by net income. Shareholder’s equity increased in 2014, primarily due to net income and increased unrealized net capital gains on investments, partially offset by a $700 million return of capital paid to AIC.
Notes due to related parties in 2015 was comparable to 2014. In 2014, the Company repaid the remaining $7 million note issued to AIC. See Note 5 of the consolidated financial statements for further detail.
Financial ratings and strength The following table summarizes our insurance financial strength ratings as of December 31, 2015.

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
In February 2015, A.M. Best affirmed our insurance financial strength rating of A+ and the outlook for the rating remained stable. In June 2015, Moody’s affirmed our insurance financial strength rating of A1 and the outlook for the rating remained stable. In July 2015, S&P affirmed our insurance financial strength rating of A+ and the outlook for the rating remained stable.
The Company, AIC, AAC and the Corporation are party to an Amended and Restated Intercompany Liquidity Agreement (“Liquidity Agreement”) which allows for short-term advances of funds to be made between parties for liquidity and other general corporate purposes. The Liquidity Agreement does not establish a commitment to advance funds on the part of any party. The Company and AIC each serve as a lender and borrower, AAC serves only as a borrower, and the Corporation serves only as a lender. The Company also has a capital support agreement with AIC. Under the capital support agreement, AIC is committed to provide capital to the Company to maintain an adequate capital level. The maximum amount of potential funding under each of these agreements is $1.00 billion.
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
The Company, AIC and the Corporation have access to a $1.00 billion unsecured revolving credit facility that is available for short-term liquidity requirements. In April 2015, the maturity date of this facility was extended to April 2020. The facility is fully subscribed among 11 lenders with the largest commitment being $115 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing. This facility has a financial covenant requiring that the Corporation not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 12.0% as of December 31, 2015. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Corporation’s senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during 2015.
ALIC and its life insurance subsidiaries prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile. Statutory surplus is a measure that is often used as a basis for determining dividend paying capacity, operating leverage and premium growth capacity, and it is also reviewed by rating agencies in determining their ratings. As of December 31, 2015, ALIC’s statutory surplus was $2.87 billion compared to $2.71 billion as of December 31, 2014. In 2015, we initiated a mortality study for our structured settlement annuities with life contingencies, which is expected to be completed in 2016. The study thus far indicates that annuitants may be living longer and receiving benefits for a longer period than originally estimated. The preliminary results of the study were incorporated in the statutory reserving process and led to a $244 million increase in statutory reserves as of December 31, 2015. This decreased the Company’s surplus by approximately $175 million, after-tax.
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
Allstate parent company capital capacity The Corporation has at the parent holding company level deployable assets totaling $2.62 billion as of December 31, 2015 comprising cash and investments that are generally saleable within one quarter. This provides funds for the parent company’s fixed charges and other corporate purposes. In addition, the Corporation has access to $1.00 billion of funds from either commercial paper issuance or an unsecured revolving credit facility.
In 2015, we paid dividends totaling $103 million to AIC. We paid a $700 million and $500 million return of capital to AIC in 2014 and 2013, respectively. We did not receive any capital contributions in 2015, 2014 or 2013.
The Company has access to additional borrowings to support liquidity through the Corporation as follows. The amount available to the Company is at the discretion of the Corporation.

•
A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs. As of December 31, 2015, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•
A universal shelf registration statement that was filed by the Corporation with the Securities and Exchange Commission on April 30, 2015. The Corporation can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 519 million shares of treasury stock as of December 31, 2015), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities the Corporation issues under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure Contractholder funds were $20.54 billion as of December 31, 2015. The following table summarizes contractholder funds by their contractual withdrawal provisions as of December 31, 2015.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$3,375	16.4%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	5,483	26.7
Market value adjustments (2)	1,891	9.2
Subject to discretionary withdrawal without adjustments (3)	9,793	47.7
Total contractholder funds (4)	$20,542	100.0%
____________

(1)	Includes $1.82 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)
$1.28 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5, 7 or 10 years) during which there is no surrender charge or market value adjustment. $325 million of these contracts have their 30-45 day window period in 2016.

(3)	88% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)	Includes $812 million of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.
Retail life and annuity products may be surrendered by customers for a variety of reasons. Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs. Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications. In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement. The surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 7.2% and 10.2% in 2015 and 2014, respectively. We strive to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.
Our asset-liability management practices enable us to manage the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance and annuity product obligations.
Certain remote events and circumstances could constrain our, the Corporation’s or AIC’s liquidity. Those events and circumstances include, for example, a catastrophe resulting in extraordinary losses, a downgrade in the Corporation’s senior long-term debt ratings to non-investment grade status, a downgrade in AIC’s financial strength ratings, or a downgrade in our financial strength ratings. The rating agencies also consider the interdependence of our individually rated entities; therefore, a rating change in one entity could potentially affect the ratings of other related entities.

Cash flows As reflected in our Consolidated Statements of Cash Flows, lower cash provided by operating activities in 2015 compared to 2014 was primarily due to lower net investment income and higher income tax payments, partially offset by higher premiums on traditional life insurance products. Lower cash provided by operating activities in 2014 compared to 2013 was primarily due to lower net investment income and income tax payments in 2014 compared to income tax refunds in 2013.
Lower cash provided by investing activities in 2015 compared to 2014 was the result of lower cash used in financing activities due to lower contractholder fund disbursements. Lower cash was provided by investing activities in 2014 compared to 2013 as proceeds from the sale of LBL and higher sales of investments were more than offset by lower collections and higher purchases of investments. Lower collections resulted from funding a large institutional product maturity in 2013 from the portfolio.
Lower cash used in financing activities in 2015 compared to 2014 was primarily due to lower contractholder benefits and withdrawals on fixed annuities and interest-sensitive life insurance, partially offset by lower deposits. Lower cash used in financing activities in 2014 compared to 2013 was primarily due to a $1.75 billion institutional product maturity in 2013 and lower contractholder benefits and withdrawals on fixed annuities and interest-sensitive life insurance, partially offset by lower deposits.
Contractual obligations and commitments  Our contractual obligations as of December 31, 2015 and the payments due by period are shown in the following table.

($ in millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Liabilities for collateral (1)	$550	$550	$—	$—	$—
Contractholder funds (2)	39,049	2,617	4,519	3,752	28,161
Reserve for life-contingent contract benefits (2)	32,481	994	1,954	1,896	27,637
Notes due to related parties (3)	588	16	31	31	510
Payable to affiliates, net	55	55	—	—	—
Other liabilities and accrued expenses (4)(5)	276	242	17	7	10
Net unrecognized tax benefits (6)	1	1	—	—	—
Total contractual cash obligations	$73,000	$4,475	$6,521	$5,686	$56,318
____________

(1)
Liabilities for collateral are typically fully secured with cash or short-term investments. We manage our short-term liquidity position to ensure the availability of a sufficient amount of liquid assets to extinguish short-term liabilities as they come due in the normal course of business, including utilizing potential sources of liquidity as disclosed previously.

(2)
Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life, fixed annuities, including immediate annuities without life contingencies, and institutional products. The reserve for life-contingent contract benefits relates primarily to traditional life insurance, immediate annuities with life contingencies and voluntary accident and health insurance. These amounts reflect the present value of estimated cash payments to be made to contractholders and policyholders. Certain of these contracts, such as immediate annuities without life contingencies and institutional products, involve payment obligations where the amount and timing of the payment is essentially fixed and determinable. These amounts relate to (i) policies or contracts where we are currently making payments and will continue to do so and (ii) contracts where the timing of a portion or all of the payments has been determined by the contract. Other contracts, such as interest-sensitive life, fixed deferred annuities, traditional life insurance and voluntary accident and health insurance, involve payment obligations where a portion or all of the amount and timing of future payments is uncertain. For these contracts, we are not currently making payments and will not make payments until (i) the occurrence of an insurable event such as death or illness or (ii) the occurrence of a payment triggering event such as the surrender or partial withdrawal on a policy or deposit contract, which is outside of our control. For immediate annuities with life contingencies, the amount of future payments is uncertain since payments will continue as long as the annuitant lives. We have estimated the timing of payments related to these contracts based on historical experience and our expectation of future payment patterns. Uncertainties relating to these liabilities include mortality, morbidity, expenses, customer lapse and withdrawal activity, estimated additional deposits for interest-sensitive life contracts, and renewal premium for life policies, which may significantly impact both the timing and amount of future payments. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. As a result, the sum of the cash outflows shown for all years in the table exceeds the corresponding liabilities of $20.54 billion for contractholder funds and $11.39 billion for reserve for life-contingent contract benefits as included in the Consolidated Statements of Financial Position as of December 31, 2015. The liability amount in the Consolidated Statements of Financial Position reflects the discounting for interest as well as adjustments for the timing of other factors as described above.

(3)	Amount differs from the balance presented on the Consolidated Statements of Financial Position as of December 31, 2015 because the notes due to related parties amount above includes interest.

(4)	Other liabilities primarily include accrued expenses, claim payments and other checks outstanding.

(5)
Balance sheet liabilities not included in the table above include gross deferred tax liabilities of $1.06 billion and unearned and advance premiums of $12 million. These items were excluded as they do not meet the definition of a contractual liability as we are not contractually obligated to pay these amounts to third parties. Rather, they represent an accounting mechanism that allows us to present our financial statements on an accrual basis. In addition, other liabilities of $26 million were not included in the table above because they did not represent a contractual obligation or the amount and timing of their eventual payment was sufficiently uncertain.

(6)
Net unrecognized tax benefits represent our potential future obligation to the taxing authority for a tax position that was not recognized in the consolidated financial statements. We believe it is reasonably possible that the liability balance will not significantly increase within the next twelve months. The resolution of this obligation may be for an amount different than what we have accrued.

Our contractual commitments as of December 31, 2015 and the periods in which the commitments expire are shown in the following table.

($ in millions)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Other commitments - conditional	$67	$57	$10	$—	$—
Other commitments - unconditional	1,269	64	61	94	1,050
Total commitments	$1,336	$121	$71	$94	$1,050
Contractual commitments represent investment commitments such as private placements, limited partnership interests and other loans. Limited partnership interests are typically funded over the commitment period which is shorter than the contractual expiration date of the partnership and as a result, the actual timing of the funding may vary.
We have agreements in place for services we conduct, generally at cost, between subsidiaries relating to insurance, reinsurance, loans and capitalization. All material intercompany transactions have been appropriately eliminated in consolidation. Intercompany transactions among insurance subsidiaries and affiliates have been approved by the appropriate departments of insurance as required.
For a more detailed discussion of our off-balance sheet arrangements, see Note 8 of the consolidated financial statements.
APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The most critical estimates, presented in the order they appear in the Consolidated Statements of Financial Position, include those used in determining:

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
The fair value of certain financial assets, including privately placed corporate fixed income securities and certain free-standing derivatives, for which our valuation service providers or brokers do not provide fair value determinations, is determined using valuation methods and models widely accepted in the financial services industry. Our internal pricing methods are primarily based on models using discounted cash flow methodologies that develop a single best estimate of fair value. Our models generally incorporate inputs that we believe are representative of inputs other market participants would use to determine fair value of the same instruments, including yield curves, quoted market prices of comparable securities or instruments, published credit spreads, and other applicable market data as well as instrument-specific characteristics that include, but are not limited to, coupon rates, expected cash flows, sector of the issuer, and call provisions. Judgment is required in developing these fair values. As a result, the fair value of these financial assets may differ from the amount actually received to sell an asset in an orderly transaction between market participants at the measurement date. Moreover, the use of different valuation assumptions may have a material effect on the financial assets’ fair values.
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
We also perform an analysis to determine whether there has been a significant decrease in the volume and level of activity for the asset when compared to normal market activity, and if so, whether transactions may not be orderly. Among the indicators we consider in determining whether a significant decrease in the volume and level of market activity for a specific asset has occurred include the level of new issuances in the primary market, trading volume in the secondary market, level of credit spreads over historical levels, bid-ask spread, and price consensuses among market participants and sources. If evidence indicates that prices are based on transactions that are not orderly, we place little, if any, weight on the transaction price and will estimate fair value using an internal model. As of December 31, 2015 and 2014, we did not adjust fair values provided by our valuation service providers or brokers or substitute them with an internal model for such securities.
The following table identifies fixed income and equity securities and short-term investments as of December 31, 2015 by source of fair value determination.

($ in millions)	Fair value	Percent to total
Fair value based on internal sources	$3,064	11.4%
Fair value based on external sources (1)	23,923	88.6
Total	$26,987	100.0%
____________

(1).	Includes $814 million that are valued using broker quotes.
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
DAC related to traditional life insurance is amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business. Significant assumptions relating to estimated premiums, investment returns, as well as mortality, persistency and expenses to administer the business are established at the time the policy is issued and are generally not revised during the life of the policy. The assumptions for determining the timing and amount of DAC amortization are consistent with the assumptions used to calculate the reserve for life-contingent contract benefits. Any deviations from projected business in force resulting from actual policy terminations differing from expected levels and any estimated premium deficiencies may result in a change to the rate of amortization in the period such events occur. Generally, the amortization periods for these policies approximates the estimated lives of the policies. The recovery of DAC is dependent upon the future profitability of the business. We periodically review the adequacy of reserves and recoverability of DAC for these policies on an aggregate basis using actual experience. We aggregate all traditional life insurance products and immediate annuities with life contingencies in the analysis. In the event actual experience is significantly adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance must be expensed to the extent not recoverable and a premium deficiency reserve may be required if the remaining DAC balance is insufficient to absorb the deficiency. In 2015, 2014 and 2013, our reviews concluded that no premium deficiency adjustments were necessary, primarily due to projected profit from traditional life insurance more than offsetting the projected losses in immediate annuities with life contingencies.
DAC related to interest-sensitive life insurance and fixed annuities is amortized in proportion to the incidence of the total present value of gross profits, which includes both actual historical gross profits (“AGP”) and estimated future gross profits (“EGP”) expected to be earned over the estimated lives of the contracts. The amortization is net of interest on the prior period DAC balance using rates established at the inception of the contracts. Actual amortization periods generally range from 15-30 years; however, incorporating estimates of the rate of customer surrenders, partial withdrawals and deaths generally results in the majority of the DAC being amortized during the surrender charge period, which is typically 10-20 years for interest-sensitive life and 5-10 years for fixed annuities. The cumulative DAC amortization is reestimated and adjusted by a cumulative charge or credit to income when there is a difference between the incidence of actual versus expected gross profits in a reporting period or when there is a change in total EGP.
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
Annually, we review and update the assumptions underlying the projections of EGP, including persistency, mortality, expenses, investment returns, comprising investment income and realized capital gains and losses, interest crediting rates and the effect of any hedges, using our experience and industry experience. At each reporting period, we assess whether any revisions to assumptions used to determine DAC amortization are required. These reviews and updates may result in amortization acceleration or deceleration, which are referred to as “DAC unlocking”. If the update of assumptions causes total EGP to increase, the rate of DAC amortization will generally decrease, resulting in a current period increase to earnings. A decrease to earnings generally occurs when the assumption update causes the total EGP to decrease.

The following table provides the effect on DAC amortization of changes in assumptions relating to the gross profit components of investment margin, benefit margin and expense margin during the years ended December 31.

($ in millions)	2015	2014	2013
Investment margin	$1	$5	$(22)
Benefit margin	1	29	13
Expense margin	(2)	(41)	27
Net (deceleration) acceleration	$—	$(7)	$18
In 2015, DAC amortization acceleration for changes in the investment margin component of EGP related to interest-sensitive life insurance and was due to lower projected investment returns. The acceleration related to benefit margin primarily related to interest-sensitive life insurance and was due to a true up of actual inforce data. The deceleration related to expense margin primarily related to interest-sensitive life insurance and was due to a decrease in projected expenses.
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
The following table displays the sensitivity of reasonably likely changes in assumptions included in the gross profit components of investment margin or benefit margin to amortization of the DAC balance as of December 31, 2015.

($ in millions)	Increase/(reduction) in DAC
Increase in future investment margins of 25 basis points	$50
Decrease in future investment margins of 25 basis points	$(56)

Decrease in future life mortality by 1%	$14
Increase in future life mortality by 1%	$(14)
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
We periodically review the adequacy of reserves and recoverability of DAC for these policies on an aggregate basis using actual experience. In the event actual experience is significantly adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance must be expensed to the extent not recoverable and the establishment of a premium deficiency reserve may be required. In 2015, 2014 and 2013, our reviews concluded that no premium deficiency adjustments were necessary, primarily due to projected profit from traditional life insurance more than offsetting the projected losses in immediate annuities with life contingencies. In 2015 there was an increase in projected profit from traditional life insurance and an increase in projected losses in immediate annuities with life contingencies. We also review these policies on an aggregate basis for circumstances where projected profits would be recognized in early years followed by projected losses in later years. In 2015, 2014 and 2013, our reviews concluded that there were projected profits in each year of the projection period.
We will continue to monitor the experience of our traditional life insurance and immediate annuities. In 2015, we initiated a mortality study for our structured settlement annuities with life contingencies, which is expected to be completed in 2016. The study thus far indicates that annuitants may be living longer and receiving benefits for a longer period than originally estimated. The preliminary results of the study were considered in the premium deficiency and profits followed by losses evaluations described above. We anticipate that mortality, investment and reinvestment yields, and policy terminations are the factors that would be most likely to require premium deficiency adjustments to these reserves or related DAC.
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
Item 8. Financial Statements and Supplementary Data

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

($ in millions)	Year Ended December 31,
	2015	2014	2013
Revenues
Premiums (net of reinsurance ceded of $167, $216 and $367)	$600	$589	$613
Contract charges (net of reinsurance ceded of $189, $176 and $251)	738	847	1,054
Net investment income	1,819	2,081	2,485
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(144)	(54)	(49)
OTTI losses reclassified to (from) other comprehensive income	16	(1)	(3)
Net OTTI losses recognized in earnings	(128)	(55)	(52)
Sales and other realized capital gains and losses	393	198	128
Total realized capital gains and losses	265	143	76
	3,422	3,660	4,228
Costs and expenses
Contract benefits (net of reinsurance ceded of $237, $329 and $331)	1,406	1,452	1,606
Interest credited to contractholder funds (net of reinsurance ceded of $40, $27 and $27)	717	891	1,251
Amortization of deferred policy acquisition costs	151	162	240
Operating costs and expenses	273	310	434
Restructuring and related charges	—	2	6
Interest expense	16	16	23
	2,563	2,833	3,560

Gain (loss) on disposition of operations	3	(68)	(687)

Income (loss) from operations before income tax expense	862	759	(19)

Income tax expense	301	233	19

Net income (loss)	561	526	(38)

Other comprehensive (loss) income, after-tax
Change in unrealized net capital gains and losses	(854)	455	(707)
Change in unrealized foreign currency translation adjustments	(4)	(4)	2
Other comprehensive (loss) income, after-tax	(858)	451	(705)

Comprehensive (loss) income	$(297)	$977	$(743)

See notes to consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	December 31,
	2015	2014
Assets
Investments
Fixed income securities, at fair value (amortized cost $23,770 and $25,822)	$24,629	$28,117
Mortgage loans	3,781	3,686
Equity securities, at fair value (cost $1,526 and $927)	1,542	970
Limited partnership interests	2,295	2,024
Short-term, at fair value (amortized cost $816 and $857)	816	857
Policy loans	572	616
Other	1,327	1,196
Total investments	34,962	37,466
Cash	104	146
Deferred policy acquisition costs	1,314	1,271
Reinsurance recoverable from non-affiliates	2,407	2,586
Reinsurance recoverable from affiliates	464	—
Accrued investment income	278	333
Other assets	510	537
Separate Accounts	3,639	4,396
Total assets	$43,678	$46,735
Liabilities
Contractholder funds	$20,542	$21,816
Reserve for life-contingent contract benefits	11,394	11,566
Unearned premiums	5	6
Payable to affiliates, net	55	96
Other liabilities and accrued expenses	849	826
Deferred income taxes	986	1,407
Notes due to related parties	275	275
Separate Accounts	3,639	4,396
Total liabilities	37,745	40,388
Commitments and Contingent Liabilities (Notes 8 and 12)
Shareholder’s Equity
Redeemable preferred stock - series A, $100 par value, 1,500,000 shares authorized, none issued	—	—
Redeemable preferred stock - series B, $100 par value, 1,500,000 shares authorized, none issued	—	—
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	1,990	1,990
Retained income	3,417	2,973
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	41	47
Other unrealized net capital gains and losses	527	1,468
Unrealized adjustment to DAC, DSI and insurance reserves	(40)	(133)
Total unrealized net capital gains and losses	528	1,382
Unrealized foreign currency translation adjustments	(7)	(3)
Total accumulated other comprehensive income	521	1,379
Total shareholder’s equity	5,933	6,347
Total liabilities and shareholder’s equity	$43,678	$46,735

See notes to consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARES
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

($ in millions)	Year Ended December 31,
	2015	2014	2013

Common stock	$5	$5	$5

Additional capital paid-in
Balance, beginning of year	1,990	2,690	3,190
Return of capital	—	(700)	(500)
Balance, end of year	1,990	1,990	2,690

Retained income
Balance, beginning of year	2,973	2,447	2,485
Net income (loss)	561	526	(38)
Dividends	(103)	—	—
Loss on reinsurance with an affiliate	(12)	—	—
Loss on sale of subsidiaries to affiliate	(2)	—	—
Balance, end of year	3,417	2,973	2,447

Accumulated other comprehensive income
Balance, beginning of year	1,379	928	1,633
Change in unrealized net capital gains and losses	(854)	455	(707)
Change in unrealized foreign currency translation adjustments	(4)	(4)	2
Balance, end of year	521	1,379	928

Total shareholder’s equity	$5,933	$6,347	$6,070

See notes to consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARES
CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Year Ended December 31,
	2015	2014	2013
Cash flows from operating activities
Net income (loss)	$561	$526	$(38)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization and other non-cash items	(74)	(86)	(73)
Realized capital gains and losses	(265)	(143)	(76)
(Gain) loss on disposition of operations	(3)	68	687
Interest credited to contractholder funds	717	891	1,251
Changes in:	0
Policy benefits and other insurance reserves	(559)	(553)	(634)
Unearned premiums	—	(1)	(2)
Deferred policy acquisition costs	27	(1)	(14)
Reinsurance recoverables, net	16	(25)	(54)
Income taxes	27	121	33
Other operating assets and liabilities	(41)	(134)	(65)
Net cash provided by operating activities	406	663	1,015
Cash flows from investing activities
Proceeds from sales
Fixed income securities	8,267	3,353	4,046
Equity securities	636	1,383	265
Limited partnership interests	481	521	387
Mortgage loans	6	10	24
Other investments	24	35	38
Investment collections	00
Fixed income securities	1,993	1,909	4,168
Mortgage loans	446	1,027	926
Other investments	69	46	88
Investment purchases	0
Fixed income securities	(8,272)	(3,232)	(4,348)
Equity securities	(1,264)	(1,612)	(453)
Limited partnership interests	(663)	(711)	(597)
Mortgage loans	(615)	(468)	(522)
Other investments	(220)	(306)	(81)
Change in short-term investments, net	77	79	(108)
Change in policy loans and other investments, net	(39)	60	76
Disposition of operations	20	345	—
Net cash provided by investing activities	946	2,439	3,909
Cash flows from financing activities
Contractholder fund deposits	901	1,065	2,062
Contractholder fund withdrawals	(2,278)	(3,407)	(6,520)
Dividends paid	(17)	—	—
Return of capital	—	(700)	(500)
Repayment of notes due to related parties	—	(7)	(214)
Net cash used in financing activities	(1,394)	(3,049)	(5,172)
Net (decrease) increase in cash	(42)	53	(248)
Cash at beginning of year	146	93	341
Cash at end of year	$104	$146	$93

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
The following table summarizes premiums and contract charges by product.

($ in millions)	2015	2014	2013
Premiums
Traditional life insurance	$515	$492	$471
Immediate annuities with life contingencies	—	4	37
Accident and health insurance	85	93	105
Total premiums	600	589	613

Contract charges
Interest-sensitive life insurance	724	828	1,036
Fixed annuities	14	19	18
Total contract charges	738	847	1,054
Total premiums and contract charges	$1,338	$1,436	$1,667
The Company, through several subsidiaries, is authorized to sell life insurance and retirement products in all 50 states, the District of Columbia and Puerto Rico. For 2015, the top geographic locations for direct statutory premiums and annuity considerations were New York, California, Texas, Illinois and Florida. No other jurisdiction accounted for more than 5% of statutory premiums and annuity considerations.
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
Investments in limited partnership interests include interests in private equity funds and co-investments, real estate funds and joint ventures, and other funds. Where the Company’s interest is so minor that it exercises virtually no influence over operating and financial policies, investments in limited partnership interests are accounted for in accordance with the cost method of accounting; all other investments in limited partnership interests are accounted for in accordance with the equity method of accounting (“EMA”).
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
Investment income primarily consists of interest, dividends, income from limited partnership interests, and income from certain derivative transactions. Interest is recognized on an accrual basis using the effective yield method and dividends are recorded at the ex-dividend date. Interest income for ABS, RMBS and CMBS is determined considering estimated pay-downs, including prepayments, obtained from third party data sources and internal estimates. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For ABS, RMBS and CMBS of high credit quality with fixed interest rates, the effective yield is recalculated on a retrospective basis. For all others, the effective yield is recalculated on a prospective basis. Accrual of income is suspended for other-than-temporarily impaired fixed income securities when the timing and amount of cash flows expected to be received is not reasonably estimable. Accrual of income is suspended for mortgage loans, bank loans and agent loans that are in default or when full and timely collection of principal and interest payments is not probable. Cash receipts on investments on nonaccrual status are generally recorded as a reduction of carrying value. Income from cost method limited partnership interests is recognized upon receipt of amounts distributed by the partnerships. Income from EMA limited partnership interests is recognized based on the Company’s share of the partnerships’ net income, including unrealized gains and losses, and is generally recognized on a three month delay due to the availability of the related financial statements.
Realized capital gains and losses include gains and losses on investment sales, write-downs in value due to other-than-temporary declines in fair value, adjustments to valuation allowances on mortgage loans and agent loans, and periodic changes in fair value and settlements of certain derivatives including hedge ineffectiveness. Realized capital gains and losses on investment sales are determined on a specific identification basis.
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
Recognition of premium revenues and contract charges, and related benefits and interest credited
Traditional life insurance products consist principally of products with fixed and guaranteed premiums and benefits, primarily term and whole life insurance products. Voluntary accident and health insurance products are expected to remain in force for an extended period and therefore are primarily classified as long-duration contracts. Premiums from these products are recognized as revenue when due from policyholders. Benefits are reflected in contract benefits and recognized in relation to premiums, so that profits are recognized over the life of the policy.
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
For interest-sensitive life insurance and fixed annuities, DAC and DSI are amortized in proportion to the incidence of the total present value of gross profits, which includes both actual historical gross profits (“AGP”) and estimated future gross profits (“EGP”) expected to be earned over the estimated lives of the contracts. The amortization is net of interest on the prior period DAC balance using rates established at the inception of the contracts. Actual amortization periods generally range from 15-30 years; however, incorporating estimates of the rate of customer surrenders, partial withdrawals and deaths generally results in the majority of the DAC being amortized during the surrender charge period, which is typically 10-20 years for interest-sensitive life and 5-10 years for fixed annuities. The cumulative DAC and DSI amortization is reestimated and adjusted by a cumulative charge or credit to income when there is a difference between the incidence of actual versus expected gross profits in a reporting period or when there is a change in total EGP. When DAC or DSI amortization or a component of gross profits for a quarterly period is potentially negative (which would result in an increase of the DAC or DSI balance) as a result of negative AGP, the specific facts and circumstances surrounding the potential negative amortization are considered to determine whether it is appropriate for recognition in the consolidated financial statements. Negative amortization is only recorded when the increased DAC or DSI balance is determined to be recoverable based on facts and circumstances. Recapitalization of DAC and DSI is limited to the originally deferred costs plus interest.
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
The Company performs quarterly reviews of DAC and DSI recoverability for interest-sensitive life and fixed annuity contracts in the aggregate using current assumptions. If a change in the amount of EGP is significant, it could result in the unamortized DAC or DSI not being recoverable, resulting in a charge which is included as a component of amortization of deferred policy acquisition costs or interest credited to contractholder funds, respectively.
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
The costs assigned to the right to receive future cash flows from certain business purchased from other insurers are also classified as DAC in the Consolidated Statements of Financial Position. The costs capitalized represent the present value of future profits expected to be earned over the lives of the contracts acquired. These costs are amortized as profits emerge over the lives of the acquired business and are periodically evaluated for recoverability. The present value of future profits was $4 million and $7 million as of December 31, 2015 and 2014, respectively. Amortization expense of the present value of future profits was $377 thousand, $1 million and $2 million in 2015, 2014 and 2013, respectively. $3 million of present value of future profits as of December 31, 2014 related to Allstate Assurance Company (“AAC”), which was sold to an affiliate January 1, 2015 (see Note 5).
Reinsurance
In the normal course of business, the Company seeks to limit aggregate and single exposure to losses on large risks by purchasing reinsurance. The Company has also used reinsurance to effect the disposition of certain blocks of business. The amounts reported as reinsurance recoverables include amounts billed to reinsurers on losses paid as well as estimates of amounts expected to be recovered from reinsurers on insurance liabilities and contractholder funds that have not yet been paid. Reinsurance recoverables on unpaid losses are estimated based upon assumptions consistent with those used in establishing the liabilities related to the underlying reinsured contracts. Insurance liabilities are reported gross of reinsurance recoverables. Reinsurance premiums are generally reflected in income in a manner consistent with the recognition of premiums on the reinsured contracts. Reinsurance does not extinguish the Company’s primary liability under the policies written. Therefore, the Company regularly evaluates the financial condition of its reinsurers and establishes allowances for uncollectible reinsurance as appropriate.
Income taxes
The income tax provision is calculated under the liability method.  Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are DAC, insurance reserves and unrealized capital gains and losses. A deferred tax asset valuation allowance is established when there is uncertainty that such assets will be realized.
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
Pending accounting standards
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
Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued guidance requiring equity investments, including equity securities and limited partnership interests, that are not accounted for under the equity method of accounting or result in consolidation to be measured at fair value with changes in fair value recognized in net income. Equity investments without readily determinable fair values may be measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. When a qualitative assessment of equity investments without readily determinable fair values indicates that impairment exists, the carrying value is required to be adjusted to fair value, if lower. The guidance clarifies that an entity should evaluate the realizability of a deferred tax asset related to available-for-sale fixed income securities in combination with the entity’s other deferred tax assets. The guidance also changes certain disclosure requirements. The guidance is effective for interim and annual periods beginning after December 15, 2017, and is to be applied through a cumulative-effect adjustment to beginning retained income as of the beginning of the period of adoption. The new guidance related to equity investments without readily determinable fair values is to be applied prospectively as of the date of adoption. The Company is in the process of evaluating the impact of adoption. The most significant impact is expected to be the change in accounting for equity securities and cost method limited partnership interests.
3. Disposition
On April 1, 2014, the Company sold Lincoln Benefit Life Company (“LBL”), LBL’s life insurance business generated through independent master brokerage agencies, and all of LBL’s deferred fixed annuity and long-term care insurance business to Resolution Life Holdings, Inc. The gross sale price was $797 million, representing $596 million of cash and the retention of tax benefits. The loss on disposition was $698 million, pre-tax ($521 million, after-tax), and $79 million, pre-tax ($38 million, after-tax), in 2013 and 2014, respectively. Immediately prior to the sale closing, LBL recaptured the business being sold that was previously ceded to ALIC. The applicable prior reinsurance agreements placed by LBL were novated and replicated by ALIC.

4. Supplemental Cash Flow Information
Non-cash investing activities include $96 million, $102 million and $306 million related to modifications of certain mortgage loans, fixed income securities and other investments, as well as mergers completed with equity securities in 2015, 2014 and 2013, respectively, and a $44 million obligation to fund a limited partnership investment in 2015.
In 2015, the Company paid dividends to AIC of $103 million, including $86 million in the form of investment securities.
Liabilities for collateral received in conjunction with the Company’s securities lending program were $539 million, $508 million and $322 million as of December 31, 2015, 2014 and 2013, respectively, and are reported in other liabilities and accrued expenses. Obligations to return cash collateral for over-the-counter (“OTC”) and cleared derivatives were $11 million, $2 million and $6 million as of December 31, 2015, 2014 and 2013, respectively, and are reported in other liabilities and accrued expenses or other investments. The accompanying cash flows are included in cash flows from operating activities in the Consolidated Statements of Cash Flows along with the activities resulting from management of the proceeds, which for the years ended December 31 are as follows:

($ in millions)	2015	2014	2013
Net change in proceeds managed
Net change in short-term investments	$(41)	$(182)	$235
Operating cash flow (used) provided	(41)	(182)	235
Net change in cash	1	—	(2)
Net change in proceeds managed	$(40)	$(182)	$233

Net change in liabilities
Liabilities for collateral, beginning of year	$(510)	$(328)	$(561)
Liabilities for collateral, end of year	(550)	(510)	(328)
Operating cash flow provided (used)	$40	$182	$(233)

5. Related Party Transactions
Business operations
The Company uses services performed by its affiliates, AIC and Allstate Investments LLC, and business facilities owned or leased and operated by AIC in conducting its business activities. In addition, the Company shares the services of employees with AIC. The Company reimburses its affiliates for the operating expenses incurred on behalf of the Company. The Company is charged for the cost of these operating expenses based on the level of services provided. Operating expenses, including compensation, retirement and other benefit programs (see Note 16), allocated to the Company were $271 million, $339 million and $456 million in 2015, 2014 and 2013, respectively. A portion of these expenses relate to the acquisition of business, which are deferred and amortized into income as described in Note 2.
Structured settlement annuities
The Company issued $7 million of structured settlement annuities, a type of immediate annuity, in 2013 at prices determined using interest rates in effect at the time of purchase, to fund structured settlements in matters involving AIC. Of these amounts, $4 million related to structured settlement annuities with life contingencies and were included in premium revenue for 2013. Effective March 22, 2013, the Company no longer offers structured settlement annuities.
In most cases, these annuities were issued under a “qualified assignment” whereby Allstate Assignment Company and prior to July 1, 2001 Allstate Settlement Corporation (“ASC”), both wholly owned subsidiaries of ALIC, purchased annuities from ALIC and assumed AIC’s obligation to make future payments.
AIC issued surety bonds to guarantee the payment of structured settlement benefits assumed by ASC (from both AIC and non-related parties) and funded by certain annuity contracts issued by the Company through June 30, 2001. ASC entered into a General Indemnity Agreement pursuant to which it indemnified AIC for any liabilities associated with the surety bonds and gave AIC certain collateral security rights with respect to the annuities and certain other rights in the event of any defaults covered by the surety bonds. ALIC guaranteed the payment of structured settlement benefits on all contracts issued on or after July 1, 2001. Reserves recorded by the Company for annuities that are guaranteed by the surety bonds of AIC were $4.65 billion and $4.68 billion as of December 31, 2015 and 2014, respectively.
Broker-Dealer agreement
The Company receives distribution services from Allstate Financial Services, LLC, an affiliated broker-dealer company, for certain annuity and variable life insurance contracts sold by Allstate exclusive agencies. For these services, the Company incurred commission and other distribution expenses of $9 million, $4 million and $13 million in 2015, 2014 and 2013, respectively.

Sale of subsidiaries
On January 1, 2015, ALIC sold its subsidiary AAC to its unconsolidated affiliate Allstate Financial Insurance Holdings Corporation (“AFIHC”). ALIC received $11 million in cash. The $2 million loss on sale was recorded as a decrease to retained income since the sale was between affiliates under common control.
On November 1, 2015, ALIC sold its subsidiary Intramerica Life Insurance Company to AFIHC. ALIC received $10 million in cash. The $469 thousand loss on sale was recorded as a decrease to retained income since the sale was between affiliates under common control.
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
Income taxes
The Company is a party to a federal income tax allocation agreement with the Corporation (see Note 13).
Notes due to related parties
Notes due to related parties outstanding as of December 31 consisted of the following:

($ in millions)	2015	2014
6.74% Surplus Note, due 2029, to Kennett (1)	$25	$25
3.24% Surplus Note, due 2035, to Kennett (1)	100	100
6.18% Surplus Note, due 2036, to Kennett (1)	100	100
5.93% Surplus Note, due 2038, to Kennett (1)	50	50
Total notes due to related parties	$275	$275
____________

(1)
No payment of principal or interest is permitted on the surplus notes without the written approval from the proper regulatory authority. The regulatory authority could prohibit the payment of interest and principal on the surplus notes if certain statutory capital requirements are not met. Permission to pay interest on the surplus notes was granted in 2015, 2014 and 2013.

On August 1, 2005, ALIC entered into an agreement with Kennett Capital Inc. (“Kennett”), an unconsolidated affiliate of ALIC, whereby ALIC sold to Kennett a $100 million 5.06% surplus note due July 1, 2035 issued by ALIC Reinsurance Company (“ALIC Re”), a wholly owned subsidiary of ALIC. As payment, Kennett issued a full recourse 4.86% note due July 1, 2035 to ALIC for the same amount. As security for the performance of Kennett’s obligations under the agreement and note, Kennett granted ALIC a pledge of and security interest in Kennett’s right, title and interest in the surplus notes and their proceeds. Under the terms of the agreement, ALIC may sell and Kennett may choose to buy additional surplus notes, if and when additional surplus notes are issued. On December 1, 2015, the interest rate for the surplus note due to Kennett and the note due from Kennett reset to 3.24% and 3.04%, respectively.
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
The notes due from Kennett are classified as other investments. In each of 2015, 2014 and 2013, the Company recorded net investment income on these notes of $15 million. In each of 2015, 2014 and 2013, the Company incurred $16 million of interest expense related to the surplus notes due to Kennett.
On November 17, 2008, the Company issued a $400 million 7.00% surplus note due November 17, 2028 to AIC in exchange for cash. In both 2013 and 2012, the Company repaid $200 million of principal on this surplus note. In 2013, the Company incurred interest expense on this surplus note of $7 million.
In March 2011, in accordance with an asset purchase agreement between Road Bay Investments, LLC (“RBI”), a consolidated subsidiary of ALIC, and AIC, RBI purchased from AIC real estate with a fair value of $10 million on the date of sale and issued a 5.75% note due March 24, 2018 to AIC for the same amount. In 2013, RBI repaid the entire principal of this note. In April 2011, RBI purchased from AIC mortgage loans with a fair value of $4 million on the date of sale and issued a 5.75% note due April 19, 2018 to AIC for the same amount. In 2013, RBI repaid the entire principal of this note. In August 2011, RBI purchased from AIC fixed income securities with a fair value of $7 million on the date of sale and issued a 6.35% note due August 23, 2018 to AIC for the same amount. In 2014, RBI repaid the entire principal of this note. Since the transactions were between affiliates under common control, the purchased investments were recorded by RBI at AIC’s carrying value on the date of sale. The investments that were purchased were impaired; therefore, the carrying value on the date of sale equaled fair value. In 2014 and 2013, the Company incurred interest expense on these notes of $84 thousand and $1 million respectively.
Liquidity and intercompany loan agreements
The Company, AIC, AAC and the Corporation are party to the Amended and Restated Intercompany Liquidity Agreement (“Liquidity Agreement”) which allows for short-term advances of funds to be made between parties for liquidity and other general corporate purposes. The Liquidity Agreement does not establish a commitment to advance funds on the part of any party. The Company and AIC each serve as a lender and borrower, AAC serves only as a borrower, and the Corporation serves only as a lender. The maximum amount of advances each party may make or receive is limited to $1 billion. Netting or offsetting of advances made and received is not permitted. Advances between the parties are required to have specified due dates less than or equal to 364 days from the date of the advance and be payable upon demand by written request from the lender at least 10 business days prior to the demand date. The borrower may make prepayments of the outstanding principal balance of an advance without penalty. Advances will bear interest equal to or greater than the rate applicable to 30-day commercial paper issued by the Corporation on the date the advance is made with an adjustment on the first day of each month thereafter. The Company had no amounts outstanding under the Liquidity Agreement as of December 31, 2015 or 2014.
In addition to the Liquidity Agreement, the Company has an intercompany loan agreement with the Corporation. The amount of intercompany loans available to the Company is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1 billion. The Corporation may use commercial paper borrowings, bank lines of credit and securities lending to fund intercompany borrowings. The Company had no amounts outstanding under the intercompany loan agreement as of December 31, 2015 or 2014.
RBI, a consolidated subsidiary of ALIC, has a Revolving Loan Credit Agreement (“Credit Agreement”) with AHL, according to which AHL agreed to extend revolving credit loans to RBI. As security for its obligations under the Credit Agreement, RBI entered into a Pledge and Security Agreement with AHL, according to which RBI agreed to grant a pledge of and security interest in RBI’s right, title, and interest in certain assets of RBI. The Company had no amounts outstanding under the Credit Agreement as of December 31, 2015 or 2014.
Capital support agreement
The Company has a Capital Support Agreement with AIC. Under the terms of this agreement, AIC agrees to provide capital to maintain the amount of statutory capital and surplus necessary to maintain a company action level risk-based capital (“RBC”) ratio of at least 150%. AIC’s obligation to provide capital to the Company under the agreement is limited to an aggregate amount of $1 billion. In exchange for providing this capital, the Company will pay AIC an annual commitment fee of 1% of the amount of the Capital and Surplus maximum that remains available on January 1 of such year. The Company or AIC have the right to terminate this agreement when: 1) the Company qualifies for a financial strength rating from S&P’s, Moody’s or A.M. Best, without giving weight to the existence of this agreement, that is the same or better than its rating with such support; 2) the Company’s RBC ratio is at least 300%; or 3) AIC no longer directly or indirectly owns at least 50% of the voting stock of the Company. As of December 31, 2015 and 2014, no capital had been provided by AIC under this agreement.

Dividends and return of capital
In 2015, the Company paid dividends of $103 million to AIC in the form of cash and investments. The Company approved and paid a return of capital of $700 million and $500 million to AIC in 2014 and 2013, respectively, which were recorded as a reduction of additional capital paid-in on the Consolidated Statements of Financial Position.
6. Investments
Fair values
The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
December 31, 2015
U.S. government and agencies	$920	$57	$—	$977
Municipal	2,162	292	(12)	2,442
Corporate	18,069	849	(414)	18,504
Foreign government	348	36	—	384
ABS	1,443	5	(28)	1,420
RMBS	406	49	(4)	451
CMBS	409	31	(4)	436
Redeemable preferred stock	13	2	—	15
Total fixed income securities	$23,770	$1,321	$(462)	$24,629

December 31, 2014
U.S. government and agencies	$668	$102	$—	$770
Municipal	3,156	520	(14)	3,662
Corporate	19,465	1,670	(150)	20,985
Foreign government	654	81	—	735
ABS	773	13	(21)	765
RMBS	554	55	(4)	605
CMBS	538	43	(2)	579
Redeemable preferred stock	14	2	—	16
Total fixed income securities	$25,822	$2,486	$(191)	$28,117

Scheduled maturities
The scheduled maturities for fixed income securities are as follows as of December 31, 2015:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$996	$1,004
Due after one year through five years	7,362	7,640
Due after five years through ten years	8,374	8,475
Due after ten years	4,780	5,203
	21,512	22,322
ABS, RMBS and CMBS	2,258	2,307
Total	$23,770	$24,629
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.

Net investment income
Net investment income for the years ended December 31 is as follows:

($ in millions)	2015	2014	2013
Fixed income securities	$1,246	$1,522	$1,947
Mortgage loans	203	242	345
Equity securities	28	20	12
Limited partnership interests	287	267	175
Short-term investments	3	2	2
Policy loans	34	39	49
Other	75	59	63
Investment income, before expense	1,876	2,151	2,593
Investment expense	(57)	(70)	(108)
Net investment income	$1,819	$2,081	$2,485
Realized capital gains and losses
Realized capital gains and losses by asset type for the years ended December 31 are as follows:

($ in millions)	2015	2014	2013
Fixed income securities	$309	$(4)	$3
Mortgage loans	6	2	20
Equity securities	(23)	134	45
Limited partnership interests	(32)	(4)	(6)
Derivatives	13	12	14
Other	(8)	3	—
Realized capital gains and losses	$265	$143	$76
Realized capital gains and losses by transaction type for the years ended December 31 are as follows:

($ in millions)	2015	2014	2013
Impairment write-downs	$(63)	$(11)	$(33)
Change in intent write-downs	(65)	(44)	(19)
Net other-than-temporary impairment losses recognized in earnings	(128)	(55)	(52)
Sales and other	383	184	114
Valuation and settlements of derivative instruments	10	14	14
Realized capital gains and losses	$265	$143	$76
Gross gains of $542 million, $223 million and $145 million and gross losses of $147 million, $51 million and $46 million were realized on sales of fixed income and equity securities during 2015, 2014 and 2013, respectively.
Other-than-temporary impairment losses by asset type for the years ended December 31 are as follows:

($ in millions)	2015			2014			2013
	Gross	Included in OCI	Net	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$—	$—	$—	$(1)	$—	$(1)	$(8)	$—	$(8)
Corporate	(25)	6	(19)	(4)	—	(4)	—	—	—
ABS	(16)	10	(6)	(5)	—	(5)	—	(2)	(2)
RMBS	—	—	—	2	(1)	1	(2)	2	—
CMBS	(1)	—	(1)	(1)	—	(1)	(32)	(3)	(35)
Total fixed income securities	(42)	16	(26)	(9)	(1)	(10)	(42)	(3)	(45)
Mortgage loans	4	—	4	5	—	5	11	—	11
Equity securities	(83)	—	(83)	(32)	—	(32)	(6)	—	(6)
Limited partnership interests	(17)	—	(17)	(18)	—	(18)	(9)	—	(9)
Other	(6)	—	(6)	—	—	—	(3)	—	(3)
Other-than-temporary impairment losses	$(144)	$16	$(128)	$(54)	$(1)	$(55)	$(49)	$(3)	$(52)

The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table. The amount excludes $138 million as of both December 31, 2015 and 2014, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	December 31, 2015	December 31, 2014
Municipal	$(5)	$(5)
Corporate	(2)	—
ABS	(12)	(1)
RMBS	(49)	(55)
CMBS	(6)	(5)
Total	$(74)	$(66)
Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of December 31 are as follows:

($ in millions)	2015	2014	2013
Beginning balance	$(209)	$(299)	$(345)
Additional credit loss for securities previously other-than-temporarily impaired	(8)	(6)	(13)
Additional credit loss for securities not previously other-than-temporarily impaired	(18)	(9)	(19)
Reduction in credit loss for securities disposed or collected	33	44	75
Reduction in credit loss for securities the Company has made the decision to sell or more likely than not will be required to sell	—	—	2
Change in credit loss due to accretion of increase in cash flows	2	2	1
Reduction in credit loss for securities sold in LBL disposition	—	59	—
Ending balance	$(200)	$(209)	$(299)
The Company uses its best estimate of future cash flows expected to be collected from the fixed income security, discounted at the security’s original or current effective rate, as appropriate, to calculate a recovery value and determine whether a credit loss exists. The determination of cash flow estimates is inherently subjective and methodologies may vary depending on facts and circumstances specific to the security. All reasonably available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable assumptions and forecasts, are considered when developing the estimate of cash flows expected to be collected. That information generally includes, but is not limited to, the remaining payment terms of the security, prepayment speeds, foreign exchange rates, the financial condition and future earnings potential of the issue or issuer, expected defaults, expected recoveries, the value of underlying collateral, vintage, geographic concentration of underlying collateral, available reserves or escrows, current subordination levels, third party guarantees and other credit enhancements. Other information, such as industry analyst reports and forecasts, sector credit ratings, financial condition of the bond insurer for insured fixed income securities, and other market data relevant to the realizability of contractual cash flows, may also be considered. The estimated fair value of collateral will be used to estimate recovery value if the Company determines that the security is dependent on the liquidation of collateral for ultimate settlement. If the estimated recovery value is less than the amortized cost of the security, a credit loss exists and an other-than-temporary impairment for the difference between the estimated recovery value and amortized cost is recorded in earnings. The portion of the unrealized loss related to factors other than credit remains classified in accumulated other comprehensive income. If the Company determines that the fixed income security does not have sufficient cash flow or other information to estimate a recovery value for the security, the Company may conclude that the entire decline in fair value is deemed to be credit related and the loss is recorded in earnings.

Unrealized net capital gains and losses
Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
December 31, 2015		Gains	Losses
Fixed income securities	$24,629	$1,321	$(462)	$859
Equity securities	1,542	76	(60)	16
Short-term investments	816	—	—	—
Derivative instruments (1)	10	10	—	10
EMA limited partnerships (2)				(2)
Unrealized net capital gains and losses, pre-tax				883
Amounts recognized for:
Insurance reserves (3)				—
DAC and DSI (4)				(62)
Amounts recognized				(62)
Deferred income taxes				(293)
Unrealized net capital gains and losses, after-tax				$528
____________

(1)	Included in the fair value of derivative instruments are $6 million classified as assets and $(4) million classified as liabilities.

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

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
December 31, 2014		Gains	Losses
Fixed income securities	$28,117	$2,486	$(191)	$2,295
Equity securities	970	57	(14)	43
Short-term investments	857	—	—	—
Derivative instruments (1)	2	3	(1)	2
EMA limited partnerships				(2)
Investments classified as held for sale				—
Unrealized net capital gains and losses, pre-tax				2,338
Amounts recognized for:
Insurance reserves				(28)
DAC and DSI				(176)
Amounts recognized				(204)
Deferred income taxes				(752)
Unrealized net capital gains and losses, after-tax				$1,382
____________

(1)	Included in the fair value of derivative instruments are $3 million classified as assets and $1 million classified as liabilities.

Change in unrealized net capital gains and losses
The change in unrealized net capital gains and losses for the years ended December 31 is as follows:

($ in millions)	2015	2014	2013
Fixed income securities	$(1,436)	$966	$(2,353)
Equity securities	(27)	(42)	50
Derivative instruments	8	15	4
EMA limited partnerships	—	—	(3)
Investments classified as held for sale	—	(190)	190
Total	(1,455)	749	(2,112)
Amounts recognized for:
Insurance reserves	28	(28)	771
DAC and DSI	114	(20)	252
Amounts recognized	142	(48)	1,023
Deferred income taxes	459	(246)	382
(Decrease) increase in unrealized net capital gains and losses, after-tax	$(854)	$455	$(707)
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

($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses

December 31, 2015
Fixed income securities
U.S. government and agencies	6	$91	$—	—	$—	$—	$—
Municipal	15	125	(3)	5	25	(9)	(12)
Corporate	953	5,315	(281)	78	568	(133)	(414)
Foreign government	1	2	—	—	—	—	—
ABS	81	1,152	(11)	16	154	(17)	(28)
RMBS	38	7	—	40	53	(4)	(4)
CMBS	12	75	(2)	1	2	(2)	(4)
Total fixed income securities	1,106	6,767	(297)	140	802	(165)	(462)
Equity securities	279	543	(49)	32	56	(11)	(60)
Total fixed income and equity securities	1,385	$7,310	$(346)	172	$858	$(176)	$(522)

Investment grade fixed income securities	780	$5,429	$(175)	82	$503	$(90)	$(265)
Below investment grade fixed income securities	326	1,338	(122)	58	299	(75)	(197)
Total fixed income securities	1,106	$6,767	$(297)	140	$802	$(165)	$(462)

December 31, 2014
Fixed income securities
U.S. government and agencies	1	$1	$—	—	$—	$—	$—
Municipal	17	90	(1)	10	47	(13)	(14)
Corporate	281	1,780	(69)	91	875	(81)	(150)
Foreign government	—	—	—	1	15	—	—
ABS	19	168	(2)	23	217	(19)	(21)
RMBS	19	3	—	45	73	(4)	(4)
CMBS	8	33	—	3	32	(2)	(2)
Total fixed income securities	345	2,075	(72)	173	1,259	(119)	(191)
Equity securities	294	327	(13)	1	6	(1)	(14)
Total fixed income and equity securities	639	$2,402	$(85)	174	$1,265	$(120)	$(205)

Investment grade fixed income securities	167	$1,275	$(28)	127	$989	$(79)	$(107)
Below investment grade fixed income securities	178	800	(44)	46	270	(40)	(84)
Total fixed income securities	345	$2,075	$(72)	173	$1,259	$(119)	$(191)
As of December 31, 2015, $302 million of the $522 million unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired. Of the $302 million, $163 million are related to unrealized losses on investment grade fixed income securities and $41 million are related to equity securities. Of the remaining $98 million, $70 million have been in an unrealized loss position for less than 12 months. Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P, Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Unrealized losses on investment grade securities are principally related to increasing risk-free interest rates or widening credit spreads since the time of initial purchase.
As of December 31, 2015, the remaining $220 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost. Investment grade fixed income securities comprising $102 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations. Of the $220 million, $99 million are related to below investment grade fixed income securities and $19 million are related to equity securities. Of these amounts, $12 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of December 31, 2015.
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
As of December 31, 2015, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis. As of December 31, 2015, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.
Limited partnerships
As of December 31, 2015 and 2014, the carrying value of equity method limited partnerships totaled $1.77 billion and $1.52 billion, respectively. The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary. Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.
As of December 31, 2015 and 2014, the carrying value for cost method limited partnerships was $530 million and $508 million, respectively. To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment. Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital. Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration. If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value.
Mortgage loans
The Company’s mortgage loans are commercial mortgage loans collateralized by a variety of commercial real estate property types located across the United States and totaled, net of valuation allowance, $3.78 billion and $3.69 billion as of December 31, 2015 and 2014, respectively. Substantially all of the commercial mortgage loans are non-recourse to the borrower.
The following table shows the principal geographic distribution of commercial real estate represented in the Company’s mortgage loan portfolio. No other state represented more than 5% of the portfolio as of December 31.

(% of mortgage loan portfolio carrying value)	2015	2014
California	21.6%	24.8%
Texas	9.5	7.7
New Jersey	9.1	8.3
Illinois	8.0	9.2
Florida	5.9	4.7
New York	5.0	6.0

The types of properties collateralizing the mortgage loans as of December 31 are as follows:

(% of mortgage loan portfolio carrying value)	2015	2014
Apartment complex	24.5%	20.0%
Office buildings	23.2	25.6
Retail	22.4	24.1
Warehouse	18.1	18.1
Other	11.8	12.2
Total	100.0%	100.0%

The contractual maturities of the mortgage loan portfolio as of December 31, 2015 are as follows:

($ in millions)	Number of loans	Carrying value	Percent
2016	23	$173	4.6%
2017	32	356	9.4
2018	27	288	7.6
2019	8	206	5.4
Thereafter	196	2,758	73.0
Total	286	$3,781	100.0%
Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators. Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest. Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate. Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value. Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell or present value of the loan’s expected future repayment cash flows. Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery. The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan. It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of December 31, 2015.
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

($ in millions)	2015			2014
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$55	$—	$55	$110	$—	$110
1.0 - 1.25	357	—	357	387	—	387
1.26 - 1.50	1,120	—	1,120	1,118	1	1,119
Above 1.50	2,243	—	2,243	2,054	—	2,054
Total non-impaired mortgage loans	$3,775	$—	$3,775	$3,669	$1	$3,670
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

The net carrying value of impaired mortgage loans as of December 31 is as follows:

($ in millions)	2015	2014
Impaired mortgage loans with a valuation allowance	$6	$16
Impaired mortgage loans without a valuation allowance	—	—
Total impaired mortgage loans	$6	$16
Valuation allowance on impaired mortgage loans	$3	$8
The average balance of impaired loans was $11 million, $26 million and $86 million during 2015, 2014 and 2013, respectively.
The rollforward of the valuation allowance on impaired mortgage loans for the years ended December 31 is as follows:

($ in millions)	2015	2014	2013
Beginning balance	$8	$21	$42
Net decrease in valuation allowance	(4)	(5)	(11)
Charge offs	(1)	(8)	(8)
Mortgage loans classified as held for sale	—	—	(2)
Ending balance	$3	$8	$21
Payments on all mortgage loans were current as of December 31, 2015 and 2014.
Municipal bonds
The Company maintains a diversified portfolio of municipal bonds. The following table shows the principal geographic distribution of municipal bond issuers represented in the Company’s portfolio as of December 31. No other state represents more than 5% of the portfolio.

(% of municipal bond portfolio carrying value)	2015	2014
Texas	15.9%	13.6%
California	15.0	17.0
Oregon	8.4	5.8
New Jersey	6.8	5.1
Illinois	3.8	5.3
Concentration of credit risk
As of December 31, 2015, the Company is not exposed to any credit concentration risk of a single issuer and its affiliates greater than 10% of the Company’s shareholder’s equity.
Securities loaned
The Company’s business activities include securities lending programs with third parties, mostly large banks. As of December 31, 2015 and 2014, fixed income and equity securities with a carrying value of $518 million and $492 million, respectively, were on loan under these agreements. Interest income on collateral, net of fees, was $1 million in each of 2015, 2014 and 2013.
Other investment information
Included in fixed income securities are below investment grade assets totaling $3.20 billion and $3.31 billion as of December 31, 2015 and 2014, respectively.
As of December 31, 2015, fixed income securities and short-term investments with a carrying value of $31 million were on deposit with regulatory authorities as required by law.
As of December 31, 2015, the carrying value of fixed income securities that were non-income producing was $10 million.

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

•
Short-term: Comprise U.S. Treasury bills valued on unadjusted quoted prices for identical assets in active markets that the Company can access and actively traded money market funds that have daily quoted net asset values for identical assets that the Company can access.

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
Corporate - public: The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields and credit spreads.
Corporate - privately placed: Valued using a discounted cash flow model that is widely accepted in the financial services industry and uses market observable inputs and inputs derived principally from, or corroborated by, observable market data. The primary inputs to the discounted cash flow model include an interest rate yield curve, as well as published credit spreads for similar assets in markets that are not active that incorporate the credit quality and industry sector of the issuer.
Foreign government: The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields and credit spreads.
ABS - collateralized debt obligations (“CDO”) and ABS - consumer and other: The primary inputs to the valuation include quoted prices for identical or similar assets in markets that are not active, contractual cash flows, benchmark yields, prepayment speeds, collateral performance and credit spreads. Certain ABS - CDO and ABS - consumer and other are valued based on non-binding broker quotes whose inputs have been corroborated to be market observable.
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
Municipal: Comprise municipal bonds that are not rated by third party credit rating agencies but are rated by the National Association of Insurance Commissioners (“NAIC”). The primary inputs to the valuation of these municipal bonds include quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements, contractual cash flows, benchmark yields and credit spreads. Also included are municipal bonds valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and municipal bonds in default valued based on the present value of expected cash flows. Also includes auction rate securities (“ARS”) primarily backed by student loans that have become illiquid due to failures in the auction market and are valued using a discounted cash flow model that is widely accepted in the financial services industry and uses significant non-market observable inputs, including the anticipated date liquidity will return to the market.
Corporate - public and Corporate - privately placed: Primarily valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable. Also included are equity-indexed notes which are valued using a discounted cash flow model that is widely accepted in the financial services industry and uses significant non-market observable inputs, such as volatility. Other inputs include an interest rate yield curve, as well as published credit spreads for similar assets that incorporate the credit quality and industry sector of the issuer.
ABS - CDO, ABS - consumer and other, and CMBS: Valued based on non-binding broker quotes received from brokers who are familiar with the investments and where the inputs have not been corroborated to be market observable.

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

Assets and liabilities measured at fair value on a non-recurring basis
Mortgage loans written-down to fair value in connection with recognizing impairments are valued based on the fair value of the underlying collateral less costs to sell. Limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments are generally valued using net asset values.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2015.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2015
Assets
Fixed income securities:
U.S. government and agencies	$546	$431	$—		$977
Municipal	—	2,364	78		2,442
Corporate - public	—	12,490	44		12,534
Corporate - privately placed	—	5,523	447		5,970
Foreign government	—	384	—		384
ABS - CDO	—	178	53		231
ABS - consumer and other	—	1,145	44		1,189
RMBS	—	451	—		451
CMBS	—	436	—		436
Redeemable preferred stock	—	15	—		15
Total fixed income securities	546	23,417	666		24,629
Equity securities	1,479	3	60		1,542
Short-term investments	193	623	—		816
Other investments: Free-standing derivatives	—	59	1	$(11)	49
Separate account assets	3,639	—	—		3,639
Other assets	1	—	1		2
Total recurring basis assets	5,858	24,102	728	(11)	30,677
Non-recurring basis (1)	—	—	8		8
Total assets at fair value	$5,858	$24,102	$736	$(11)	$30,685
% of total assets at fair value	19.1%	78.5%	2.4%	—%	100%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(299)		$(299)
Other liabilities: Free-standing derivatives	—	(7)	(8)	$1	(14)
Total liabilities at fair value	$—	$(7)	$(307)	$1	$(313)
% of total liabilities at fair value	—%	2.2%	98.1%	(0.3)%	100%
_______________________
(1) Includes $3 million of limited partnership interests and $5 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2014.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2014
Assets
Fixed income securities:
U.S. government and agencies	$147	$623	$—		$770
Municipal	—	3,556	106		3,662
Corporate - public	—	14,519	160		14,679
Corporate - privately placed	—	5,674	632		6,306
Foreign government	—	735	—		735
ABS - CDO	—	323	67		390
ABS - consumer and other	—	313	62		375
RMBS	—	605	—		605
CMBS	—	578	1		579
Redeemable preferred stock	—	16	—		16
Total fixed income securities	147	26,942	1,028		28,117
Equity securities	927	6	37		970
Short-term investments	90	767	—		857
Other investments: Free-standing derivatives	—	90	2	$(2)	90
Separate account assets	4,396	—	—		4,396
Other assets	1	—	1		2
Total recurring basis assets	5,561	27,805	1,068	(2)	34,432
Non-recurring basis (1)	—	—	9		9
Total assets at fair value	$5,561	$27,805	$1,077	$(2)	$34,441
% of total assets at fair value	16.2%	80.7%	3.1%	—%	100%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(323)		$(323)
Other liabilities: Free-standing derivatives	—	(24)	(9)	$2	(31)
Total liabilities at fair value	$—	$(24)	$(332)	$2	$(354)
% of total liabilities at fair value	—%	6.8%	93.8%	(0.6)%	100%
________________________

(1)	Includes $6 million of mortgage loans and $3 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
December 31, 2015
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(247)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.76%
December 31, 2014
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(278)	Stochastic cash flow model	Projected option cost	1.0 - 2.0%	1.76%

The embedded derivatives are equity-indexed and forward starting options in certain life and annuity products that provide customers with interest crediting rates based on the performance of the S&P 500. If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.
As of December 31, 2015 and 2014, Level 3 fair value measurements of fixed income securities total $666 million and $1.03 billion, respectively, and include $577 million and $914 million, respectively, of fixed income securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable. The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above. However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the year ended December 31, 2015.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2014	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$106	$5	$(5)	$—	$—
Corporate - public	160	—	(2)	—	(111)
Corporate - privately placed	632	14	(17)	10	(79)
ABS - CDO	67	—	2	21	(17)
ABS - consumer and other	62	(1)	—	—	(41)
CMBS	1	—	(1)	—	—
Total fixed income securities	1,028	18	(23)	31	(248)
Equity securities	37	(1)	(3)	—	—
Free-standing derivatives, net	(7)	1	—	—	—
Other assets	1	—	—	—	—
Total recurring Level 3 assets	$1,059	$18	$(26)	$31	$(248)
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(323)	$19	$—	$—	$—
Total recurring Level 3 liabilities	$(323)	$19	$—	$—	$—

	Purchases	Issues	Sales	Settlements	Balance as of December 31, 2015
Assets
Fixed income securities:
Municipal	$—	$—	$(23)	$(5)	$78
Corporate - public	1	—	—	(4)	44
Corporate - privately placed	29	—	(67)	(75)	447
ABS - CDO	—	—	(1)	(19)	53
ABS - consumer and other	27	—	—	(3)	44
CMBS	—	—	—	—	—
Total fixed income securities	57	—	(91)	(106)	666
Equity securities	32	—	(5)	—	60
Free-standing derivatives, net	—	—	—	(1)	(7)	(2)
Other assets	—	—	—	—	1
Total recurring Level 3 assets	$89	$—	$(96)	$(107)	$720
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$(2)	$—	$7	$(299)
Total recurring Level 3 liabilities	$—	$(2)	$—	$7	$(299)
_____________________

(1)
The effect to net income totals $37 million and is reported in the Consolidated Statements of Operations and Comprehensive Income as follows: $6 million in realized capital gains and losses, $12 million in net investment income, $26 million in interest credited to contractholder funds and $(7) million in contract benefits.

(2)	Comprises $1 million of assets and $8 million of liabilities.

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
 ____________________

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

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2012	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$338	$(12)	$19	$—	$—
Corporate	1,501	32	(32)	84	(172)
ABS	199	(2)	30	17	(16)
CMBS	21	(1)	3	—	—
Redeemable preferred stock	1	—	—	—	—
Total fixed income securities	2,060	17	20	101	(188)
Equity securities	7	—	—	—	—
Free-standing derivatives, net	(27)	19	—	—	—
Other assets	1	(1)	—	—	—
Assets held for sale	—	(2)	(6)	13	(13)
Total recurring Level 3 assets	$2,041	$33	$14	$114	$(201)
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(553)	$89	$—	$—	$—
Liabilities held for sale	—	20	—	—	—
Total recurring Level 3 liabilities	$(553)	$109	$—	$—	$—

	Transfer to held for sale	Purchases/Issues (2)	Sales	Settlements	Balance as of December 31, 2013
Assets
Fixed income securities:
Municipal	$(51)	$—	$(173)	$(2)	$119
Corporate	(244)	145	(173)	(133)	1,008
ABS	(85)	—	(8)	(23)	112
CMBS	(5)	—	(17)	—	1
Redeemable preferred stock	—	—	—	—	1
Total fixed income securities	(385)	145	(371)	(158)	1,241
Equity securities	—	—	(1)	—	6
Free-standing derivatives, net	—	9	—	(6)	(5)	(3)
Other assets	—	—	—	—	—
Assets held for sale	385	—	(10)	(5)	362
Total recurring Level 3 assets	$—	$154	$(382)	$(169)	$1,604
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$265	$(111)	$—	$3	$(307)
Liabilities held for sale	(265)	(6)	—	5	(246)
Total recurring Level 3 liabilities	$—	$(117)	$—	$8	$(553)
_________________________

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
There were no transfers between Level 1 and Level 2 during 2015, 2014 or 2013.
Transfers into Level 3 during 2015, 2014 and 2013 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3. Transfers out of Level 3 during 2015, 2014 and 2013 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.
The following table provides the change in unrealized gains and losses included in net income for Level 3 assets and liabilities held as of December 31.

($ in millions)	2015	2014	2013
Assets
Fixed income securities:
Municipal	$—	$(1)	$(4)
Corporate	11	11	13
ABS	1	—	(2)
CMBS	—	1	(2)
Total fixed income securities	12	11	5
Equity securities	(1)	—	—
Free-standing derivatives, net	1	5	10
Other assets	—	1	(1)
Assets held for sale	—	—	(2)
Total recurring Level 3 assets	$12	$17	$12

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$19	$(8)	$89
Liabilities held for sale	—	17	20
Total recurring Level 3 liabilities	$19	$9	$109
The amounts in the table above represent the change in unrealized gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3. These gains and losses total $31 million in 2015 and are reported as follows: $(2) million in realized capital gains and losses, $14 million in net investment income, $26 million in interest credited to contractholder funds and $(7) million in contract benefits. These gains and losses total $26 million in 2014 and are reported as follows: $4 million in realized capital gains and losses, $12 million in net investment income, $(5) million in interest credited to contractholder funds and $15 million in contract benefits. These gains and losses total $121 million in 2013 and are reported as follows: $9 million in realized capital gains and losses, $9 million in net investment income, $35 million in interest credited to contractholder funds, $74 million in contract benefits and $(6) million in loss on disposition of operations.
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.
Financial assets

($ in millions)	December 31, 2015		December 31, 2014
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$3,781	$3,920	$3,686	$3,922
Cost method limited partnerships	530	661	508	686
Bank loans	502	493	431	427
Agent loans	422	408	368	361
Notes due from related party	275	275	275	275

The fair value of mortgage loans is based on discounted contractual cash flows or, if the loans are impaired due to credit reasons, the fair value of collateral less costs to sell. Risk adjusted discount rates are selected using current rates at which similar loans would be made to borrowers with similar characteristics, using similar types of properties as collateral. The fair value of cost method limited partnerships is determined using reported net asset values. The fair value of bank loans, which are reported in other investments, is based on broker quotes from brokers familiar with the loans and current market conditions. The fair value of agent loans, which are reported in other investments, is based on discounted cash flow calculations that use discount rates with a spread over U.S. Treasury rates. Assumptions used in developing estimated cash flows and discount rates consider the loan’s credit and liquidity risks. The fair value of notes due from related party, which are reported in other investments, is based on discounted cash flow calculations using current interest rates for instruments with comparable terms. The fair value measurements for mortgage loans, cost method limited partnerships, bank loans, agent loans and notes due from related party are categorized as Level 3.
Financial liabilities

($ in millions)	December 31, 2015		December 31, 2014
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$12,387	$12,836	$13,708	$14,364
Notes due to related parties	275	275	275	275
Liability for collateral	550	550	510	510

The fair value of contractholder funds on investment contracts is based on the terms of the underlying contracts incorporating current market-based crediting rates for similar contracts that reflect the Company’s own credit risk. Deferred annuities classified in contractholder funds are valued based on discounted cash flow models that incorporate current market-based margins and reflect the Company’s own credit risk. Immediate annuities without life contingencies and funding agreements are valued based on discounted cash flow models that incorporate current market-based implied interest rates and reflect the Company’s own credit risk. The fair value measurement for contractholder funds on investment contracts is categorized as Level 3.
The fair value of notes due to related parties is based on discounted cash flow calculations using current interest rates for instruments with comparable terms and considers the Company’s own credit risk. The liability for collateral is valued at carrying value due to its short-term nature. The fair value measurement for liability for collateral is categorized as Level 2. The fair value measurement for notes due to related parties is categorized as Level 3.
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
The Company utilizes several derivative strategies to manage risk. Asset-liability management is a risk management strategy that is principally employed to balance the respective interest-rate sensitivities of the Company’s assets and liabilities. Depending upon the attributes of the assets acquired and liabilities issued, derivative instruments such as interest rate swaps, caps, swaptions and futures are utilized to change the interest rate characteristics of existing assets and liabilities to ensure the relationship is maintained within specified ranges and to reduce exposure to rising or falling interest rates. Credit default swaps are typically used to mitigate the credit risk within the Company’s fixed income portfolio. Futures and options are used for hedging the equity exposure contained in the Company’s equity indexed life and annuity product contracts that offer equity returns to contractholders. In addition, the Company uses equity index futures to offset valuation losses in the equity portfolio during periods of declining equity market values. Interest rate swaps are used to hedge interest rate risk inherent in funding agreements. Foreign currency swaps and forwards are primarily used by the Company to reduce the foreign currency risk associated with holding foreign currency denominated investments.
The Company may also use derivatives to manage the risk associated with corporate actions, including the sale of a business. During 2014 and December 2013, swaptions were utilized to hedge the expected proceeds from the disposition of LBL.
Asset replication refers to the “synthetic” creation of assets through the use of derivatives. The Company replicates fixed income securities using a combination of a credit default swap or a foreign currency forward contract and one or more highly rated fixed income securities, primarily investment grade host bonds, to synthetically replicate the economic characteristics of one or more cash market securities. The Company replicates equity securities using futures to increase equity exposure.
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
Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date. The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Consolidated Statements of Financial Position. For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts.  As of December 31, 2015, the Company pledged $12 million of cash in the form of margin deposits.
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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Consolidated Statement of Financial Position as of December 31, 2015.

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$45	n/a	$6	$6	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	42	n/a	—	—	—
Equity and index contracts
Options	Other investments	—	3,730	44	44	—
Financial futures contracts	Other assets	—	997	1	1	—
Foreign currency contracts
Foreign currency forwards	Other investments	81	n/a	1	1	—
Credit default contracts
Credit default swaps – buying protection	Other investments	51	n/a	2	3	(1)
Credit default swaps – selling protection	Other investments	80	n/a	1	1	—
Other contracts
Other contracts	Other assets	3	n/a	1	1	—
Subtotal		257	4,727	50	51	(1)
Total asset derivatives		$302	4,727	$56	$57	$(1)

Liability derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$19	n/a	$4	$4	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	85	n/a	—	—	—
Interest rate cap agreements	Other liabilities & accrued expenses	72	n/a	1	1	—
Equity and index contracts
Options	Other liabilities & accrued expenses	—	3,645	(6)	—	(6)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	481	n/a	(38)	—	(38)
Guaranteed withdrawal benefits	Contractholder funds	332	n/a	(14)	—	(14)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,781	n/a	(247)	—	(247)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	—	—	—
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	2	n/a	—	—	—
Credit default swaps – selling protection	Other liabilities & accrued expenses	100	n/a	(8)	—	(8)
Subtotal		2,938	3,645	(312)	1	(313)
Total liability derivatives		2,957	3,645	(308)	$5	$(313)

Total derivatives		$3,259	8,372	$(252)
_________________________________________
(1)   Volume for OTC and cleared derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)

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
__________________________________________
(1)   Volume for OTC derivative contracts is represented by their notional amounts. Volume for exchange traded derivatives is represented by the number of contracts, which is the basis on which they are traded. (n/a = not applicable)

The following table provides gross and net amounts for the Company’s OTC derivatives, all of which are subject to enforceable master netting agreements.

($ in millions)		Offsets
	Gross amount	Counter- party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
December 31, 2015
Asset derivatives	$15	$(6)	$(5)	$4	$(1)	$3
Liability derivatives	(9)	6	(5)	(8)	7	(1)

December 31, 2014
Asset derivatives	$7	$(2)	$—	$5	$(4)	$1
Liability derivatives	(11)	2	—	(9)	7	(2)
The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships for the years ended December 31. Amortization of net gains from accumulated other comprehensive income related to cash flow hedges is expected to be a gain of $3 million during the next twelve months. There was no hedge ineffectiveness reported in realized gains and losses in 2015, 2014 or 2013.

($ in millions)	2015	2014	2013
Gain recognized in OCI on derivatives during the period	$10	$12	$3
Gain (loss) recognized in OCI on derivatives during the term of the hedging relationship	10	2	(13)
Loss reclassified from AOCI into income (net investment income)	(1)	(1)	(1)
Gain (loss) reclassified from AOCI into income (realized capital gains and losses)	3	(2)	—

The following tables present gains and losses from valuation and settlements reported on derivatives not designated as accounting hedging instruments in the Consolidated Statements of Operations and Comprehensive Income. In 2015, 2014 and 2013, the Company had no derivatives used in fair value hedging relationships.

($ in millions)	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Loss on disposition of operations	Total gain (loss) recognized in net income on derivatives
2015
Equity and index contracts	$—	$—	$(9)	$—	$(9)
Embedded derivative financial instruments	—	(7)	31	—	24
Foreign currency contracts	6	—	—	—	6
Credit default contracts	4	—	—	—	4
Total	$10	$(7)	$22	$—	$25

2014
Interest rate contracts	$(3)	$—	$—	$(4)	$(7)
Equity and index contracts	(1)	—	38	—	37
Embedded derivative financial instruments	—	15	(14)	—	1
Foreign currency contracts	10	—	—	—	10
Credit default contracts	8	—	—	—	8
Other contracts	—	—	(2)	—	(2)
Total	$14	$15	$22	$(4)	$47

2013
Interest rate contracts	$3	$—	$—	$(6)	$(3)
Equity and index contracts	—	—	94	—	94
Embedded derivative financial instruments	(1)	74	(75)	—	(2)
Foreign currency contracts	(2)	—	—	—	(2)
Credit default contracts	14	—	—	—	14
Other contracts	—	—	(3)	—	(3)
Total	$14	$74	$16	$(6)	$98
The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate. The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of December 31, 2015, counterparties pledged $11 million in cash and securities to the Company, and the Company pledged $7 million in securities to counterparties which includes $7 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position. The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.
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

($ in millions)	2015				2014
Rating (1)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	1	$82	$5	$—	1	$164	$2	$1
A	5	178	6	6	3	88	3	1
A-	1	16	3	—	1	8	—	—
BBB+	2	36	—	—	1	11	—	—
BBB	—	—	—	—	1	52	—	—
Total	9	$312	$14	$6	7	$323	$5	$2
_________________________

(1)	Rating is the lower of S&P or Moody’s ratings.

(2)	Only OTC derivatives with a net positive fair value are included for each counterparty.
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

($ in millions)	2015	2014
Gross liability fair value of contracts containing credit-risk-contingent features	$9	$11
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(1)	(2)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(7)	(7)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$1	$2
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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
December 31, 2015
First-to-default Basket
Municipal	$—	$—	$100	$—	$100	$(8)
Index
Corporate debt	1	20	52	7	80	1
Total	$1	$20	$152	$7	$180	$(7)

December 31, 2014
First-to-default Basket
Municipal	$—	$100	$—	$—	$100	$(9)
Index
Corporate debt	—	22	52	6	80	2
Total	$—	$122	$52	$6	$180	$(7)
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
Off-balance sheet financial instruments
The contractual amounts of off-balance sheet financial instruments as of December 31 are as follows:

($ in millions)	2015	2014
Commitments to invest in limited partnership interests	$1,269	$1,223
Commitments to extend mortgage loans	—	44
Private placement commitments	21	25
Other loan commitments	46	46
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

($ in millions)	2015	2014
Immediate fixed annuities:
Structured settlement annuities	$6,673	$6,682
Other immediate fixed annuities	2,035	2,246
Traditional life insurance	2,347	2,303
Accident and health insurance	234	238
Other	105	97
Total reserve for life-contingent contract benefits	$11,394	$11,566
The following table highlights the key assumptions generally used in calculating the reserve for life-contingent contract benefits.

Product	Mortality	Interest rate	Estimation method
Structured settlement annuities	U.S. population with projected calendar year improvements; mortality rates adjusted for each impaired life based on reduction in life expectancy	Interest rate assumptions range from 2.7% to 9.0%	Present value of contractually specified future benefits
Other immediate fixed annuities
1983 group annuity mortality table with internal modifications; 1983 individual annuity mortality table; Annuity 2000 mortality table with internal modifications; Annuity 2000 mortality table; 1983 individual annuity mortality table with internal modifications
		Interest rate assumptions range from 0% to 11.5%	Present value of expected future benefits based on historical experience
Traditional life insurance	Actual company experience plus loading	Interest rate assumptions range from 2.5% to 11.3%	Net level premium reserve method using the Company’s withdrawal experience rates; includes reserves for unpaid claims
Accident and health insurance	Actual company experience plus loading	Interest rate assumptions range from 3.0% to 6.0%	Unearned premium; additional contract reserves for mortality risk and unpaid claims
Other: Variable annuity guaranteed minimum death benefits (1)	Annuity 2012 mortality table with internal modifications	Interest rate assumptions range from 2.1% to 5.8%	Projected benefit ratio applied to cumulative assessments
______________________

(1)
In 2006, the Company disposed of substantially all of its variable annuity business through reinsurance agreements with The Prudential Insurance Company of America, a subsidiary of Prudential Financial, Inc. (collectively “Prudential”).

To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve is recorded for certain immediate annuities with life contingencies. A liability of $28 million is included in the reserve for life-contingent contract benefits with respect to this deficiency as of December 31, 2014. The offset to this liability is recorded as a reduction of the unrealized net capital gains included in accumulated other comprehensive income. The liability is zero as of December 31, 2015.

As of December 31, contractholder funds consist of the following:

($ in millions)	2015	2014
Interest-sensitive life insurance	$7,262	$7,193
Investment contracts:
Fixed annuities	12,934	14,284
Funding agreements backing medium-term notes	85	85
Other investment contracts	261	254
Total contractholder funds	$20,542	$21,816
The following table highlights the key contract provisions relating to contractholder funds.

Product	Interest rate	Withdrawal/surrender charges
Interest-sensitive life insurance	Interest rates credited range from 0% to 10.5% for equity-indexed life (whose returns are indexed to the S&P 500) and 1.0% to 6.0% for all other products	Either a percentage of account balance or dollar amount grading off generally over 20 years
Fixed annuities	Interest rates credited range from 0% to 9.8% for immediate annuities; (8.0)% to 13.5% for equity-indexed annuities (whose returns are indexed to the S&P 500); and 0.1% to 6.0% for all other products
Either a declining or a level percentage charge generally over ten years or less. Additionally, approximately 19.2% of fixed annuities are subject to market value adjustment for discretionary withdrawals

Funding agreements backing medium-term notes	Interest rate credited is a floating rate, currently 0%	Not applicable
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
______________________

(1)	In 2006, the Company disposed of substantially all of its variable annuity business through reinsurance agreements with Prudential.
Contractholder funds include funding agreements held by a VIE, Allstate Life Global Funding, that issued medium-term notes. The VIE’s primary assets are funding agreements used exclusively to back medium-term note programs.
Contractholder funds activity for the years ended December 31 is as follows:

($ in millions)	2015	2014	2013
Balance, beginning of year	$21,816	$23,604	$38,634
Classified as held for sale, beginning balance	—	10,945	—
Total, including those classified as held for sale	21,816	34,549	38,634
Deposits	1,052	1,227	2,338
Interest credited	716	892	1,268
Benefits	(1,060)	(1,178)	(1,521)
Surrenders and partial withdrawals	(1,246)	(2,253)	(3,279)
Maturities of and interest payments on institutional products	(1)	(2)	(1,799)
Contract charges	(684)	(798)	(1,032)
Net transfers from separate accounts	7	7	12
Other adjustments	(58)	34	(72)
Sold in LBL disposition	—	(10,662)	—
Classified as held for sale, ending balance	—	—	(10,945)
Balance, end of year	$20,542	$21,816	$23,604
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

Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death, a specified contract anniversary date, partial withdrawal or annuitization, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts’ funds may not meet their stated investment objectives. The account balances of variable annuities contracts’ separate accounts with guarantees included $3.20 billion and $3.82 billion of equity, fixed income and balanced mutual funds and $340 million and $467 million of money market mutual funds as of December 31, 2015 and 2014, respectively.
The table below presents information regarding the Company’s variable annuity contracts with guarantees. The Company’s variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts’ separate accounts with guarantees.

($ in millions)	December 31,
	2015	2014
In the event of death
Separate account value	$3,541	$4,288
Net amount at risk (1)	$675	$581
Average attained age of contractholders	69 years	69 years
At annuitization (includes income benefit guarantees)
Separate account value	$967	$1,142
Net amount at risk (2)	$281	$238
Weighted average waiting period until annuitization options available	None	None
For cumulative periodic withdrawals
Separate account value	$294	$382
Net amount at risk (3)	$10	$8
Accumulation at specified dates
Separate account value	$371	$480
Net amount at risk (4)	$31	$24
Weighted average waiting period until guarantee date	4 years	4 years
____________

(1)	Defined as the estimated current guaranteed minimum death benefit in excess of the current account balance as of the balance sheet date.

(2)	Defined as the estimated present value of the guaranteed minimum annuity payments in excess of the current account balance.

(3)	Defined as the estimated current guaranteed minimum withdrawal balance (initial deposit) in excess of the current account balance as of the balance sheet date.

(4)	Defined as the estimated present value of the guaranteed minimum accumulation balance in excess of the current account balance.
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

The following table summarizes the liabilities for guarantees.

($ in millions)	Liability for guarantees related to death benefits and interest-sensitive life products	Liability for guarantees related to income benefits	Liability for guarantees related to accumulation and withdrawal benefits	Total
Balance, December 31, 2014 (1)	$195	$95	$60	$350
Less reinsurance recoverables	98	91	45	234
Net balance as of December 31, 2014	97	4	15	116
Incurred guarantee benefits	20	(1)	8	27
Paid guarantee benefits	—	—	—	—
Net change	20	(1)	8	27
Net balance as of December 31, 2015	117	3	23	143
Plus reinsurance recoverables	106	64	52	222
Balance, December 31, 2015 (2)	$223	$67	$75	$365

Balance, December 31, 2013 (3)	$377	$113	$65	$555
Less reinsurance recoverables	100	99	56	255
Net balance as of December 31, 2013	277	14	9	300
Incurred guarantee benefits	34	—	9	43
Paid guarantee benefits	—	—	—	—
Sold in LBL disposition	(214)	(10)	(3)	(227)
Net change	(180)	(10)	6	(184)
Net balance as of December 31, 2014	97	4	15	116
Plus reinsurance recoverables	98	91	45	234
Balance, December 31, 2014 (1)	$195	$95	$60	$350
____________

(1)
Included in the total liability balance as of December 31, 2014 are reserves for variable annuity death benefits of $96 million, variable annuity income benefits of $92 million, variable annuity accumulation benefits of $32 million, variable annuity withdrawal benefits of $13 million and other guarantees of $117 million.

(2)
Included in the total liability balance as of December 31, 2015 are reserves for variable annuity death benefits of $105 million, variable annuity income benefits of $64 million, variable annuity accumulation benefits of $38 million, variable annuity withdrawal benefits of $14 million and other guarantees of $144 million.

(3)
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

Period	Retention limits
April 2015 through current	Single life: $2 million per life Joint life: no longer offered
April 2011 through March 2015
Single life: $5 million per life, $3 million age 70 and over, and $10 million for contracts that meet specific criteria
Joint life: $8 million per life, and $10 million for contracts that meet specific criteria

July 2007 through March 2011	$5 million per life, $3 million age 70 and over, and $10 million for contracts that meet specific criteria
September 1998 through June 2007	$2 million per life, in 2006 the limit was increased to $5 million for instances when specific criteria were met
August 1998 and prior	Up to $1 million per life

In addition, the Company has used reinsurance to effect the disposition of certain blocks of business. The Company had reinsurance recoverables of $1.44 billion and $1.46 billion as of December 31, 2015 and 2014, respectively, due from Prudential related to the disposal of substantially all of its variable annuity business that was effected through reinsurance agreements. In 2015, premiums and contract charges of $94 million, contract benefits of $40 million, interest credited to contractholder funds of $21 million, and operating costs and expenses of $18 million were ceded to Prudential. In 2014, premiums and contract charges of $109 million, contract benefits of $36 million, interest credited to contractholder funds of $21 million, and operating costs and expenses of $20 million were ceded to Prudential. In 2013, premiums and contract charges of $120 million, contract benefits of $139 million, interest credited to contractholder funds of $22 million, and operating costs and expenses of $23 million were ceded to Prudential. In addition, as of December 31, 2015 and 2014 the Company had reinsurance recoverables of $148 million and $157 million, respectively, due from subsidiaries of Citigroup (Triton Insurance and American Health and Life Insurance) and Scottish Re (U.S.) Inc. in connection with the disposition of substantially all of the direct response distribution business in 2003.
The Company is the assuming reinsurer for LBL’s life insurance business sold through the Allstate agency channel and LBL’s payout annuity business in force prior to the sale of LBL on April 1, 2014. Under the terms of the reinsurance agreement, the Company is required to have a trust with assets greater than or equal to the statutory reserves ceded by LBL to the Company, measured on a monthly basis. As of December 31, 2015, the trust held $5.32 billion of investments, which are reported in the Consolidated Statement of Financial Position.
As of December 31, 2015, the gross life insurance in force was $424.27 billion of which $5.89 billion and $92.63 billion was ceded to the affiliated and unaffiliated reinsurers, respectively.
The effects of reinsurance on premiums and contract charges for the years ended December 31 are as follows:

($ in millions)	2015	2014	2013
Direct	$728	$1,084	$2,093
Assumed
Affiliate	131	130	124
Non-affiliate	835	614	68
Ceded
Affiliate	(41)	—	—
Non-affiliate	(315)	(392)	(618)
Premiums and contract charges, net of reinsurance	$1,338	$1,436	$1,667
The effects of reinsurance on contract benefits for the years ended December 31 are as follows:

($ in millions)	2015	2014	2013
Direct	$1,023	$1,295	$1,805
Assumed
Affiliate	79	88	82
Non-affiliate	541	398	50
Ceded
Affiliate	(32)	—	—
Non-affiliate	(205)	(329)	(331)
Contract benefits, net of reinsurance	$1,406	$1,452	$1,606
The effects of reinsurance on interest credited to contractholder funds for the years ended December 31 are as follows:

($ in millions)	2015	2014	2013
Direct	$636	$827	$1,240
Assumed
Affiliate	10	9	9
Non-affiliate	111	82	29
Ceded
Affiliate	(16)	—	—
Non-affiliate	(24)	(27)	(27)
Interest credited to contractholder funds, net of reinsurance	$717	$891	$1,251

Reinsurance recoverables on paid and unpaid benefits as of December 31 are summarized in the following table.

($ in millions)	2015	2014
Annuities	$1,443	$1,594
Life insurance	1,348	910
Other	80	82
Total	$2,871	$2,586
As of December 31, 2015 and 2014, approximately 77% and 92%, respectively, of the Company’s reinsurance recoverables are due from companies rated A- or better by S&P.
11. Deferred Policy Acquisition and Sales Inducement Costs
Deferred policy acquisition costs for the years ended December 31 are as follows:

($ in millions)	2015	2014	2013
Balance, beginning of year	$1,271	$1,331	$1,834
Classified as held for sale, beginning balance	—	743	—
Total, including those classified as held for sale	1,271	2,074	1,834
Acquisition costs deferred	124	163	254
Amortization charged to income	(151)	(162)	(240)
Effect of unrealized gains and losses	99	(97)	226
Reinsurance ceded (1)	(29)	—	—
Sold in LBL disposition	—	(707)	—
Classified as held for sale, ending balance	—	—	(743)
Balance, end of year	$1,314	$1,271	$1,331
______________________

(1)	In 2015, DAC decreased as a result of a reinsurance agreement with AAC.
DSI activity, which primarily relates to fixed annuities and interest-sensitive life contracts, for the years ended December 31 was as follows:

($ in millions)	2015	2014	2013
Balance, beginning of year	$44	$42	$41
Classified as held for sale, beginning balance	—	28	—
Total, including those classified as held for sale	44	70	41
Sales inducements deferred	3	4	24
Amortization charged to income	(4)	(4)	(7)
Effect of unrealized gains and losses	2	(3)	12
Sold in LBL disposition	—	(23)	—
Classified as held for sale, ending balance	—	—	(28)
Balance, end of year	$45	$44	$42
12. Guarantees and Contingent Liabilities
Guaranty funds
Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. Amounts assessed to each company are typically related to its proportion of business written in each state. The Company’s policy is to accrue assessments when the entity for which the insolvency relates has met its state of domicile’s statutory definition of insolvency and the amount of the loss is reasonably estimable. In most states, the definition is met with a declaration of financial insolvency by a court of competent jurisdiction. In certain states there must also be a final order of liquidation. As of both December 31, 2015 and 2014, the liability balance included in other liabilities and accrued expenses was $10 million. The related premium tax offsets included in other assets were $15 million as of both December 31, 2015 and 2014.
Guarantees
The Company owns certain investments that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the reference entities. In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these investments, as measured by the amount of the aggregate initial investment, was $4 million as of December 31, 2015. The obligations associated with these investments expire at various dates on or before March 11, 2018.

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
The aggregate liability balance related to all guarantees was not material as of December 31, 2015.
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
The Internal Revenue Service (“IRS”) is currently examining the Allstate Group’s 2013 and 2014 federal income tax returns. The IRS completed the audit of the Allstate Group’s 2011 and 2012 federal income tax returns and issued a final Revenue Agent’s Report on June 10, 2015. The Allstate Group’s tax years prior to 2011 have been examined by the IRS and the statute of limitations has expired on those years. Any adjustments that may result from IRS examinations of the Allstate Group’s tax returns are not expected to have a material effect on the results of operations, cash flows or financial position of the Company.
The Company recorded a $1 million liability for unrecognized tax benefits as of December 31, 2015 related to the increase for tax positions taken in a prior year and believes it is reasonably possible that the liability balance will not significantly increase within the next twelve months. Because of the impact of deferred tax accounting, recognition of previously unrecognized tax benefits is not expected to impact the Company’s effective tax rate. The Company had no liability for unrecognized tax benefits as of December 3l, 2014 or 2013.
The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. The Company did not record interest income or expense relating to unrecognized tax benefits in income tax expense in 2015, 2014 or 2013. As of December 31, 2015 and 2014, there was no interest accrued with respect to unrecognized tax benefits. No amounts have been accrued for penalties.
The components of the deferred income tax assets and liabilities as of December 31 are as follows:

($ in millions)	2015	2014
Deferred assets
Difference in tax bases of investments	$46	$31
Deferred reinsurance gain	17	20
Other assets	9	15
Total deferred assets	72	66
Deferred liabilities
DAC	(387)	(396)
Life and annuity reserves	(309)	(255)
Unrealized net capital gains	(287)	(747)
Other liabilities	(75)	(75)
Total deferred liabilities	(1,058)	(1,473)
Net deferred liability	$(986)	$(1,407)
Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized based on the Company’s assessment that the deductions ultimately recognized for tax purposes will be fully utilized.
The components of income tax expense for the years ended December 31 are as follows:

($ in millions)	2015	2014	2013
Current	$251	$101	$71
Deferred	50	132	(52)
Total income tax expense	$301	$233	$19
The Company paid income taxes of $221 million and $80 million in 2015 and 2014, respectively, and received a refund of $11 million in 2013. The Company had current income tax receivable of $30 million and $7 million as of December 31, 2015 and 2014, respectively.
A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the years ended December 31 is as follows:

	2015	2014	2013
Statutory federal income tax rate - expense (benefit)	35.0%	35.0%	(35.0)%
Tax credits	(1.7)	(1.9)	(181.8)
Dividends received deduction	(0.6)	(0.9)	(46.1)
Adjustments to prior year tax liabilities	(0.3)	(0.2)	(14.1)
Sale of subsidiary	—	(1.8)	351.3
State income taxes	0.4	0.1	15.3
Non-deductible expenses	0.2	0.2	6.8
Change in accounting for investments in qualified affordable housing projects	2.0	—	—
Other	(0.1)	0.2	0.1
Effective income tax rate - expense	34.9%	30.7%	96.5%

14. Capital Structure
Debt outstanding
All of the Company’s outstanding debt as of December 31, 2015 and 2014 relates to intercompany obligations. These obligations reflect notes due to related parties and are discussed in Note 5. The Company paid $16 million, $16 million and $27 million of interest on debt in 2015, 2014 and 2013, respectively.
The Company has $44 million of investment-related debt that is reported in other liabilities and accrued expenses as of December 31, 2015 relating to a commitment to fund a limited partnership. The Company has an outstanding line of credit to fund the limited partnership.
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
Statutory net (loss) income of ALIC and its insurance subsidiaries was $(67) million, $1.01 billion and $447 million in 2015, 2014 and 2013, respectively. Statutory capital and surplus was $2.87 billion and $2.71 billion as of December 31, 2015 and 2014, respectively.
Dividend Limitations
The ability of ALIC to pay dividends is dependent on business conditions, income, cash requirements and other relevant factors. The payment of shareholder dividends by ALIC to AIC without the prior approval of the Illinois Department of Insurance (“IL DOI”) is limited to formula amounts based on net income and capital and surplus, determined in conformity with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. The Company paid dividends of $103 million in 2015. The maximum amount of dividends ALIC will be able to pay without prior IL DOI approval at a given point in time during 2016 is $287 million, less dividends paid during the preceding twelve months measured at that point in time.  Additionally, any dividend must be paid out of unassigned surplus excluding unrealized appreciation from investments, which for ALIC totaled $334 million as of December 31, 2015.
Under state insurance laws, insurance companies are required to maintain paid up capital of not less than the minimum capital requirement applicable to the types of insurance they are authorized to write. Insurance companies are also subject to risk-based capital (“RBC”) requirements adopted by state insurance regulators. A company’s “authorized control level RBC” is calculated using various factors applied to certain financial balances and activity. Companies that do not maintain adjusted statutory capital and surplus at a level in excess of the company action level RBC, which is two times authorized control level RBC, are required to take specified actions. Company action level RBC is significantly in excess of the minimum capital requirements. Total adjusted statutory capital and surplus and authorized control level RBC of ALIC were $3.26 billion and $563 million, respectively, as of December 31, 2015. ALIC’s insurance subsidiaries are included as a component of ALIC’s total statutory capital and surplus.
Intercompany transactions
Notification and approval of intercompany lending activities is also required by the IL DOI when ALIC does not have unassigned surplus and for transactions that exceed a level that is based on a formula using statutory admitted assets and statutory surplus.

16. Benefit Plans
Pension and other postretirement plans
Defined benefit pension plans, sponsored by the Corporation, cover most full-time employees, certain part-time employees and employee-agents. Benefits under the pension plans are based upon the employee’s length of service and eligible annual compensation. The cost allocated to the Company for the pension plans was $6 million, $7 million and $51 million in 2015, 2014 and 2013, respectively.
The Corporation has reserved the right to modify or terminate its benefit plans at any time and for any reason.
Allstate 401(k) Savings Plan
Employees of AIC are eligible to become members of the Allstate 401(k) Savings Plan (“Allstate Plan”). The Corporation’s contributions are based on the Corporation’s matching obligation and certain performance measures. The cost allocated to the Company for the Allstate Plan was $5 million, $7 million and $6 million in 2015, 2014 and 2013, respectively.
17. Other Comprehensive Income
The components of other comprehensive (loss) income on a pre-tax and after-tax basis for the years ended December 31 are as follows:

($ in millions)	2015			2014			2013
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(1,048)	$366	$(682)	$805	$(282)	$523	$(1,047)	$367	$(680)
Less: reclassification adjustment of realized capital gains and losses	265	(93)	172	104	(36)	68	42	(15)	27
Unrealized net capital gains and losses	(1,313)	459	(854)	701	(246)	455	(1,089)	382	(707)
Unrealized foreign currency translation adjustments	(6)	2	(4)	(6)	2	(4)	3	(1)	2
Other comprehensive (loss) income	$(1,319)	$461	$(858)	$695	$(244)	$451	$(1,086)	$381	$(705)
18. Quarterly Results (unaudited)

($ in millions)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2015	2014	2015	2014	2015	2014	2015	2014
Revenues	$927	$1,049	$862	$851	$992	$823	$641	$937
Net income	153	127	150	132	239	84	19	183

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
Allstate Life Insurance Company
Northbrook, Illinois 60062
We have audited the accompanying Consolidated Statements of Financial Position of Allstate Life Insurance Company and subsidiaries (the “Company”), an affiliate of The Allstate Corporation, as of December 31, 2015 and 2014, and the related Consolidated Statements of Operations and Comprehensive Income, Shareholder’s Equity, and Cash Flows for each of the three years in the period ended December 31, 2015. Our audits also included the consolidated financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Allstate Life Insurance Company and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
/s/ Deloitte & Touche LLP
Chicago, Illinois
March 2, 2016

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 based on the criteria related to internal control over financial reporting described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2015.
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended December 31, 2015, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Part III
Item 14. Principal Accounting Fees and Services
(1), (2), (3) and (4) Disclosure of fees -
The following fees have been, or are anticipated to be billed by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu, and their respective affiliates, for professional services rendered to us for the fiscal years ending December 31, 2015 and 2014.

	2015	2014 (c)
Audit fees (a)	$2,255,000	$2,880,000
Audit related fees (b)	8,000	15,000
Total fees	$2,263,000	$2,895,000
______________________________

(a)
Fees for audits of annual financial statements, reviews of quarterly financial statements, statutory audits, attest services, comfort letters, consents, and review of documents filed with the Securities and Exchange Commission. The amount disclosed does not reflect reimbursed audit fees received from third-party reinsurers in the amounts of $165,000 and $145,000 for 2015 and 2014, respectively.

(b)	Audit related fees relate primarily to professional services such as other attest services.

(c)	Total fees for 2014 have been adjusted to reflect the reclassification between audit and audit related fees.

(5)(i) and (ii) Audit Committee’s pre-approval policies and procedures -
The Audit Committee of The Allstate Corporation has adopted a policy regarding its pre-approval of all audit and permissible non-audit services provided by the independent registered public accountant for itself and its consolidated subsidiaries, including Allstate Life. The policy identifies the basic principles that must be considered by the Audit Committee in approving services to ensure that the registered public accountant’s independence is not impaired, describes the type of audit, audit-related, tax and other services that may be provided, and lists the non-audit services that may not be performed. The independent registered public accountant or management will submit to the Audit Committee detailed schedules with all of the proposed services within each category, together with the estimated fees, and each specific service will require approval before commencement of the service. Prior to requesting approval from the audit committee, the registered public accountant and management consider and conclude that the services are permissible in that they do not: (1) place the registered public accountant in the position of auditing their own work, (2) result in the registered public accountant’s personnel acting as management or an employee of Allstate, (3) place the registered public accountant in a position of being an advocate for Allstate, (4) create a mutual or conflicting interest between the registered public accountant and Allstate and (5) the services are not based on a contingent fee arrangement. The Audit Committee’s policy delegates to the chair the authority to grant approvals, but the decisions of the chair must be reported to the Audit Committee at its next regularly scheduled meeting. All services provided by Deloitte & Touche LLP in 2015 and 2014 were approved in accordance with the pre-approval policy by The Allstate Corporation and Allstate Life Audit Committees.

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

Item 15. (a) (3)

The following is a list of the exhibits filed as part of this Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3(i)	Articles of Amendment to the Articles of Incorporation of Allstate Life Insurance Company dated December 29, 1999.	10	000-31248	3.1	April 24, 2002
3(ii)	Amended and Restated By-Laws of Allstate Life Insurance Company effective March 15, 2007.	8-K	000-31248	3(ii)	March 20, 2007
4	See Exhibits 3 (i) and 3 (ii).
10.2	Credit Agreement dated April 27, 2012 among The Allstate Corporation, Allstate Insurance Company and Allstate Life Insurance Company, as Borrowers; the Lenders party thereto, Wells Fargo Bank, National Association, as Syndication Agent; Citibank, N.A. and Bank of America, N.A., as Documentation Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent.	10-Q	1-11840	10.6	May 2, 2012
10.3	Amendment No. 1 to Credit Agreement dated as of April 27, 2014	8-K	1-11840	10.1	April 29, 2014
10.4	Surplus Note Purchase Agreement between Allstate Life Insurance Company and Kennett Capital, Inc. effective, August 1, 2005.	10-Q	000-31248	10.2	November 7, 2005
10.5	Pledge and Security Agreement between Allstate Life Insurance Company and Kennett Capital, Inc. effective August 1, 2005.	10-Q	000-31248	10.3	November 7, 2005
10.6	Intercompany Loan Agreement among The Allstate Corporation, Allstate Life Insurance Company, and other certain subsidiaries of The Allstate Corporation effective February 1, 1996.	10-K	000-31248	10.24	March 13, 2007
10.7	Amended and Restated Intercompany Liquidity Agreement between Allstate Insurance Company, Allstate Life Insurance Company and The Allstate Corporation effective as of May 8, 2008.	10-Q	000-31248	10.2	May 14, 2008

10.8	Revolving Loan Credit Agreement, effective December 20, 2010 between American Heritage Life Insurance Company and Road Bay Investments, LLC.	8-K	000-31248	10.1	December 27, 2010
10.9	Pledge and Security Agreement, dated as of December 20, 2010, between Road Bay Investments, LLC and American Heritage Life Insurance Company securing obligations under the Revolving Loan Credit Agreement.	8-K	000-31248	10.2	December 27, 2010
10.10	Capital Support Agreement between Allstate Life Insurance Company and Allstate Insurance Company effective December 14, 2007.	8-K	000-31248	10.1	February 7, 2008
10.11	Form of Amended and Restated Service and Expense Agreement among Allstate Insurance Company, The Allstate Corporation and certain affiliates effective January 1, 2004.	10-K	000-31248	10.1	March 17, 2008
10.12	Form of Amendment No. 1 effective January 1, 2009 to Amended and Restated Service and Expense Agreement among Allstate Insurance Company, The Allstate Corporation and certain affiliates dated as of January 1, 2009.	8-K	000-31248	10.1	February 17, 2010
10.13	Letter Agreement among Allstate Insurance Company, The Allstate Corporation and certain affiliates, including Allstate Life Insurance Company, effective December 1, 2007.	8-K	000-31248	10.1	May 23, 2008
10.14	Addendum among Allstate Insurance Company and certain affiliates dated August 17, 2011 to Amended and Restated Service and Expense Agreement among Allstate Insurance Company, The Allstate Corporation and certain affiliates effective as of January 1, 2004, as amended by amendment No. 1 effective as of January 1, 2009.	10-K	000-31248	10.20	March 8, 2012
10.15	New York Insurer Supplement to Amended and Restated Service and Expense Agreement among Allstate Insurance Company, The Allstate Corporation, Allstate Life Insurance Company of New York and Intramerica Life Insurance Company, effective March 5, 2005.	10-Q	000-31248	10.2	August 8, 2005
10.16	Limited Servicing Agreement among Allstate Life Insurance Company, Allstate Distributors, L.L.C. and Allstate Financial Services, LLC effective October 1, 2002.	10-K	000-31248	10.40	March 17, 2008
10.17	Form of Investment Management Agreement among Allstate Investment Management Company, The Allstate Corporation and certain affiliates effective February 1, 2012.	8-K	000-31248	10.1	February 7, 2012
10.18	Form of Investment Management Agreement among Allstate Investments, LLC, Allstate Insurance Company, The Allstate Corporation and certain affiliates effective January 1, 2007.	10-K	000-31248	10.12	March 17, 2008
10.19	Investment Advisory Agreement and Amendment to Service Agreement as of January 1, 2002 between Allstate Insurance Company, Allstate Investments, LLC and Allstate Life Insurance Company of New York.	10	000-31248	10.31	April 24, 2002
10.20	Investment Management Agreement between Allstate Investments, LLC and ALIC Reinsurance Company, effective July 1, 2005.	10-Q	000-31248	10.1	November 7, 2005
10.21	Investment Management Agreement between Allstate Investments, LLC and ALIC Reinsurance Company effective as of March 31, 2008.	8-K	000-31248	10.1	December 23, 2008
10.22	Investment Advisory Agreement by and between Allstate Insurance Company and Intramerica Life Insurance Company effective July 1, 1999.	10	000-31248	10.29	April 24, 2002
10.23	Assignment and Assumption Agreement dated as of January 1, 2002 among Allstate Insurance Company, Allstate Investments, LLC and Intramerica Life Insurance Company.	10	000-31248	10.30	April 24, 2002

10.24	Assignment & Delegation of Administrative Services Agreements, Underwriting Agreements, and Selling Agreements entered into as of September 1, 2011 between ALFS, Inc., Allstate Life Insurance Company, Allstate Life Insurance Company of New York, Allstate Distributors, L.L.C., Charter National Life Insurance Company, Intramerica Life Insurance Company, Allstate Financial Services, LLC, and Lincoln Benefit Life Company.	8-K	000-31248	10.1	September 1, 2011
10.25	Selling Agreement by and among Allstate Life Insurance Company, Allstate Distributors, L.L.C. (ALFS, Inc., f/k/a Allstate Life Financial Services, Inc., merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC (f/k/a LSA Securities, Inc.) effective July 26, 1999.	10-K	000-31248	10.6	March 26, 2004
10.26	Amendment effective August 1, 1999 to Selling Agreement between Allstate Life Insurance Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective July 26, 1999.	10-Q	000-31248	10.1	November 10, 2004
10.27	Amendment effective September 28, 2001 to Selling Agreement between Allstate Life Insurance Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective July 26, 1999.	10-Q	000-31248	10.2	November 10, 2004
10.28	Amendment effective February 15, 2002 to Selling Agreement between Allstate Life Insurance Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective July 26, 1999.	10-Q	000-31248	10.3	November 10, 2004
10.29	Amendment effective April 21, 2003 to Selling Agreement between Allstate Life Insurance Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective July 26, 1999.	10-Q	000-31248	10.4	November 10, 2004
10.30	Selling Agreement and Addenda to Agreement between Allstate Life Insurance Company as successor in interest to Glenbrook Life and Annuity Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective May 17, 2001, December 31, 2001 and November 18, 2002, respectively.	10-K	000-31248	10.39	March 17, 2008
10.31	Selling Agreement by and among Allstate Life Insurance Company of New York, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective May 1, 2005.	10-K	000-31248	10.7	March 26, 2004
10.32	Selling Agreement by and between Lincoln Benefit Life Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective August 2, 1999.	10-K	000-31248	10.8	March 26, 2004
10.33	Marketing Coordination and Administrative Services Agreement among Allstate Insurance Company, Allstate Life Insurance Company and Allstate Financial Services, LLC effective January 1, 2003.	10-K	000-31248	10.9	March 26, 2004
10.34	First Amendment to Marketing Coordination and Administrative Services Agreement by and among Allstate Life Insurance Company, Allstate Financial Services, LLC and Allstate Insurance Company effective January 1, 2006.	10-Q	000-31248	10.1	August 8, 2006
10.35	Marketing Agreement by and among Allstate Life Insurance Company as successor in interest to Glenbrook Life and Annuity Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective June 10, 2003.	10-K	000-31248	10.41	March 17, 2008

10.36	Reinsurance and Administrative Services Agreement by and between American Heritage Life Insurance Company and Columbia Universal Life Insurance Company effective February 1, 1998.	8-K	000-31248	10.3	January 30, 2008
10.37	Novation and Assignment Agreement by and among Allstate Life Insurance Company, American Heritage Life Insurance Company and Columbia Universal Life Insurance Company effective June 30, 2004.	8-K	000-31248	10.2	January 30, 2008
10.38	Amendment to Reinsurance Agreement effective December 1, 2007, by and between American Heritage Life Insurance Company and Allstate Life Insurance Company.	8-K	000-31248	10.1	January 30, 2008
10.39	Reinsurance Agreement between Allstate Life Insurance Company and American Heritage Life Insurance Company effective December 31, 2004.	8-K	000-31248	10.2	January 9, 2008
10.40	Amendment No. 1 dated as of January 1, 2008 to Reinsurance Agreement between Allstate Life Insurance Company and American Heritage Life Insurance Company effective December 31, 2004.	8-K	000-31248	10.1	January 9, 2008
10.41	Amendment No. 2 dated and effective as of April 1, 2011 to Reinsurance Agreement between Allstate Life Insurance Company and American Heritage Life Insurance Company effective December 31, 2004.	10-Q	000-31248	10.4	August 5, 2011
10.42	Retrocessional Reinsurance Agreement between Allstate Life Insurance Company and American Heritage Life Insurance Company effective December 31, 2004.	10-K	000-31248	10.23	March 16, 2005
10.43	Reinsurance Agreement effective October 1, 2008 between American Heritage Life Insurance Company and Allstate Life Insurance Company.	8-K	000-31248	10.1	October 28, 2008
10.44	Reinsurance Agreement effective July 1, 2010 between Allstate Life Insurance Company and American Heritage Life Insurance Company.	8-K	000-31248	10.1	July 15, 2010
10.45	Amendment No. 1 dated and effective as of July 18, 2011 to Reinsurance Agreement effective July 1, 2010 between Allstate Life Insurance Company and American Heritage Life Insurance Company.	10-Q	000-31248	10.3	August 5, 2011
10.46	Reinsurance Agreement effective September 30, 2012 between Lincoln Benefit Life Company and Lincoln Benefit Reinsurance Company.	8-K	000-31248	10.1	October 3, 2012
10.47	Form of Tax Sharing Agreement by and among The Allstate Corporation and certain affiliates dated as of November 12, 1996.	10-K	000-31248	10.24	March 17, 2008
10.48	Agreement for the Settlement of State and Local Tax Credits among Allstate Insurance Company and certain of its affiliates, including Allstate Life Insurance Company effective January 1, 2007.	8-K	000-31248	10.1	February 21, 2008
10.49	Stock Purchase Agreement, dated July 17, 2013, among the Registrant, Resolution Life Holdings, Inc., and Resolution Life L.P.	8-K	1-11840	10.1	July 22, 2013
10.50	Amended and Restated Reinsurance Agreement, dated April 1, 2014, between the Registrant and Lincoln Benefit Life Company	8-K	1-11840	10.1	April 7, 2014
10.51	Partial Commutation Agreement, dated April 1, 2014, between the Registrant and Lincoln Benefit Life Company	8-K	1-11840	10.2	April 7, 2014
10.52	Reinsurance Agreement between the Registrant and Allstate Assurance Company effective April 1, 2015	10-Q	000-31248	10.1	May 7, 2015
23	Consent of Independent Registered Public Accounting Firm					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
99	The Allstate Corporation Policy Regarding Pre-Approval of Independent Registered Public Accountant’s Services effective February 23, 2009.	10-K	000-31248	99	March 19, 2009
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

Item 15. (b)

The exhibits are listed in Item 15. (a)(3) above.

Item 15. (c)

The financial statement schedules are listed in Item 15. (a)(2) above.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLSTATE LIFE INSURANCE COMPANY
(Registrant)

/s/ Samuel H. Pilch
By: Samuel H. Pilch
Senior Group Vice President and Controller (Principal Accounting Officer)
March 2, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew E. Winter	Chief Executive Officer and a Director (Principal Executive Officer)	March 2, 2016
Matthew E. Winter

/s/ Mario Imbarrato	Vice President, Chief Financial Officer and a Director (Principal Financial Officer)	March 2, 2016
Mario Imbarrato

/s/ Thomas J. Wilson	Chairman of the Board and a Director	March 2, 2016
Thomas J. Wilson

/s/ Don Civgin	Director	March 2, 2016
Don Civgin

/s/ James D. DeVries	Director	March 2, 2016
James D. DeVries

/s/ Angela K. Fontana	Director	March 2, 2016
Angela K. Fontana

/s/ Mary Jane Fortin	Director	March 2, 2016
Mary Jane Fortin

/s/ Judith P. Greffin	Director	March 2, 2016
Judith P. Greffin

/s/ Wilford J. Kavanaugh	Director	March 2, 2016
Wilford J. Kavanaugh

/s/ Katherine A. Mabe	Director	March 2, 2016
Katherine A. Mabe

/s/ Harry R. Miller	Director	March 2, 2016
Harry R. Miller

/s/ Samuel H. Pilch	Director	March 2, 2016
Samuel H. Pilch

/s/ Steven E. Shebik	Director	March 2, 2016
Steven E. Shebik

/s/ Steven P. Sorenson	Director	March 2, 2016
Steven P. Sorenson

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE I - SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2015

($ in millions)	Cost/ amortized cost	Fair value	Amount at which shown in the Balance Sheet
Type of investment
Fixed maturities:
Bonds:
United States government, government agencies and authorities	$920	$977	$977
States, municipalities and political subdivisions	2,162	2,442	2,442
Foreign governments	348	384	384
Public utilities	3,148	3,411	3,411
All other corporate bonds	14,921	15,093	15,093
Asset-backed securities	1,443	1,420	1,420
Residential mortgage-backed securities	406	451	451
Commercial mortgage-backed securities	409	436	436
Redeemable preferred stocks	13	15	15
Total fixed maturities	23,770	$24,629	24,629

Equity securities:
Common stocks:
Public utilities	39	$38	38
Banks, trusts and insurance companies	379	381	381
Industrial, miscellaneous and all other	1,085	1,103	1,103
Nonredeemable preferred stocks	23	20	20
Total equity securities	1,526	$1,542	1,542

Mortgage loans on real estate	3,781	$3,920	3,781
Real estate (includes $6 acquired in satisfaction of debt)	72		72
Policy loans	572		572
Derivative instruments	43	$49	49
Limited partnership interests	2,295		2,295
Other long-term investments	1,206		1,206
Short-term investments	816	$816	816
Total investments	$34,081		$34,962
S-1

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE IV - REINSURANCE

($ in millions)	Gross amount	Ceded to other companies (1)	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2015
Life insurance in force	$127,978	$98,527	$296,291	$325,742	91.0%

Premiums and contract charges:
Life insurance	$689	$334	$898	$1,253	71.7%
Accident and health insurance	39	22	68	85	80.0%
Total premiums and contract charges	$728	$356	$966	$1,338	72.2%

Year ended December 31, 2014
Life insurance in force	$119,024	$97,574	$305,313	$326,763	93.4%

Premiums and contract charges:
Life insurance	$1,022	$353	$674	$1,343	50.2%
Accident and health insurance	62	39	70	93	75.3%
Total premiums and contract charges	$1,084	$392	$744	$1,436	51.8%

Year ended December 31, 2013
Life insurance in force	$512,105	$195,414	$28,060	$344,751	8.1%

Premiums and contract charges:
Life insurance	$1,969	$532	$125	$1,562	8.0%
Accident and health insurance	124	86	67	105	63.8%
Total premiums and contract charges	$2,093	$618	$192	$1,667	11.5%
______________________________

(1)	No reinsurance or coinsurance income was netted against premium ceded in 2015, 2014 or 2013.

S-2

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE V - VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS

($ in millions)		Additions
Description	Balance as of beginning of period	Charged to costs and expenses	Other additions	Deductions	Balance as of end of period

Year ended December 31, 2015

Allowance for estimated losses on mortgage loans	$8	$(4)	$—	$1	$3

Year ended December 31, 2014

Allowance for estimated losses on mortgage loans	$21	$(5)	$—	$8	$8

Year ended December 31, 2013

Allowance for estimated losses on mortgage loans	$42	$(11)	$—	$10	$21

S-3