Form 10-Q
period 2016-03-31
ALLSTATE LIFE INSURANCE CO
filed 2016-05-06
CIK 352736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

The registrant meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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
Yes ___           No   X

As of May 6, 2016, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2016

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

($ in millions)	Three months ended March 31,
	2016	2015
	(unaudited)
Revenues
Premiums	$149	$150
Contract charges	182	195
Net investment income	400	471
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(35)	(10)
OTTI losses reclassified to (from) other comprehensive income	8	—
Net OTTI losses recognized in earnings	(27)	(10)
Sales and other realized capital gains and losses	(19)	121
Total realized capital gains and losses	(46)	111
	685	927
Costs and expenses
Contract benefits	338	358
Interest credited to contractholder funds	178	191
Amortization of deferred policy acquisition costs	37	40
Operating costs and expenses	56	80
Interest expense	4	4
	613	673

Gain (loss) on disposition of operations	2	(2)

Income from operations before income tax expense	74	252

Income tax expense	22	99

Net income	52	153

Other comprehensive income, after-tax
Change in unrealized net capital gains and losses	241	71
Change in unrealized foreign currency translation adjustments	(2)	(2)
Other comprehensive income, after-tax	239	69

Comprehensive income	$291	$222

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	March 31, 2016	December 31, 2015
Assets	(unaudited)
Investments
Fixed income securities, at fair value (amortized cost $23,135 and $23,770)	$24,443	$24,629
Mortgage loans	3,749	3,781
Equity securities, at fair value (cost $1,330 and $1,526)	1,344	1,542
Limited partnership interests	2,405	2,295
Short-term, at fair value (amortized cost $1,545 and $816)	1,545	816
Policy loans	566	572
Other	1,397	1,327
Total investments	35,449	34,962
Cash	141	104
Deferred policy acquisition costs	1,232	1,314
Reinsurance recoverables from non-affiliates	2,405	2,407
Reinsurance recoverables from affiliates	460	464
Accrued investment income	273	278
Other assets	600	510
Separate Accounts	3,488	3,639
Total assets	$44,048	$43,678
Liabilities
Contractholder funds	$20,329	$20,542
Reserve for life-contingent contract benefits	11,359	11,394
Unearned premiums	5	5
Payable to affiliates, net	42	55
Other liabilities and accrued expenses	1,187	849
Deferred income taxes	1,139	986
Notes due to related parties	275	275
Separate Accounts	3,488	3,639
Total liabilities	37,824	37,745
Commitments and Contingent Liabilities (Note 7)
Shareholder’s equity
Redeemable preferred stock - series A, $100 par value, 1,500,000 shares authorized, none issued	—	—
Redeemable preferred stock - series B, $100 par value, 1,500,000 shares authorized, none issued	—	—
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	1,990	1,990
Retained income	3,469	3,417
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	25	41
Other unrealized net capital gains and losses	832	527
Unrealized adjustment to DAC, DSI and insurance reserves	(88)	(40)
Total unrealized net capital gains and losses	769	528
Unrealized foreign currency translation adjustments	(9)	(7)
Total accumulated other comprehensive income	760	521
Total shareholder’s equity	6,224	5,933
Total liabilities and shareholder’s equity	$44,048	$43,678

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

($ in millions)	Three months ended March 31,
	2016	2015
	(unaudited)
Common stock	$5	$5

Additional capital paid-in	1,990	1,990

Retained income
Balance, beginning of period	3,417	2,973
Net income	52	153
Loss on sale of subsidiary to an affiliate	—	(2)
Balance, end of period	3,469	3,124

Accumulated other comprehensive income
Balance, beginning of period	521	1,379
Change in unrealized net capital gains and losses	241	71
Change in unrealized foreign currency translation adjustments	(2)	(2)
Balance, end of period	760	1,448

Total shareholder’s equity	$6,224	$6,567

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Three months ended March 31,
	2016	2015
Cash flows from operating activities	(unaudited)
Net income	$52	$153
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(17)	(21)
Realized capital gains and losses	46	(111)
(Gain) loss on disposition of operations	(2)	2
Interest credited to contractholder funds	178	191
Changes in:
Policy benefits and other insurance reserves	(169)	(150)
Deferred policy acquisition costs	15	2
Reinsurance recoverables, net	14	6
Income taxes	13	(1)
Other operating assets and liabilities	85	21
Net cash provided by operating activities	215	92
Cash flows from investing activities
Proceeds from sales
Fixed income securities	2,011	2,082
Equity securities	382	201
Limited partnership interests	86	109
Other investments	28	5
Investment collections
Fixed income securities	458	618
Mortgage loans	76	74
Other investments	20	13
Investment purchases
Fixed income securities	(1,815)	(2,131)
Equity securities	(216)	(254)
Limited partnership interests	(132)	(176)
Mortgage loans	(44)	(182)
Other investments	(67)	(49)
Change in short-term investments, net	(696)	16
Change in policy loans and other investments, net	(6)	1
Disposition of operations	—	10
Net cash provided by investing activities	85	337
Cash flows from financing activities
Contractholder fund deposits	214	233
Contractholder fund withdrawals	(477)	(564)
Net cash used in financing activities	(263)	(331)
Net increase in cash	37	98
Cash at beginning of period	104	146
Cash at end of period	$141	$244

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
The condensed consolidated financial statements and notes as of March 31, 2016 and for the three-month periods ended March 31, 2016 and 2015 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated.
Premiums and contract charges
The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended March 31,
	2016	2015
Premiums
Traditional life insurance	$126	$129
Accident and health insurance	23	21
Total premiums	149	150

Contract charges
Interest-sensitive life insurance	179	192
Fixed annuities	3	3
Total contract charges	182	195
Total premiums and contract charges	$331	$345
Adopted accounting standard
Amendments to the Consolidation Analysis
In February 2015, the Financial Accounting Standards Board (“FASB”) issued guidance affecting the consolidation evaluation for limited partnerships and similar entities, fees paid to a decision maker or service provider, and variable interests in a variable interest entity held by related parties of the reporting enterprise. The adoption of this guidance as of January 1, 2016 did not have a material impact on the Company’s results of operations or financial position.
Pending accounting standards
Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued guidance requiring equity investments, including equity securities and limited partnership interests, that are not accounted for under the equity method of accounting or result in consolidation to be measured at fair value with changes in fair value recognized in net income. Equity investments without readily determinable fair values may be measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. When a qualitative assessment of equity investments without readily determinable fair values indicates that impairment exists, the carrying value is required to be adjusted to fair value, if lower. The guidance clarifies that an entity should evaluate the realizability of a deferred tax asset related to available-for-sale fixed income securities in combination with the entity’s other deferred tax assets. The guidance also changes certain disclosure requirements. The guidance is effective for interim and annual periods beginning after December 15, 2017, and is to be applied through a cumulative-effect adjustment to beginning retained income as of the beginning of the period of adoption. The new guidance related to equity investments without readily determinable fair values is to be applied prospectively as of the date of adoption. The Company is in the process of evaluating the impact of adoption. The most significant impacts, using values as of March 31, 2016, are expected to be the change in accounting for equity securities where $14 million of pre-tax unrealized net capital gains would be reclassified from accumulated other comprehensive income to retained income and cost method limited partnership interests (excluding limited partnership interests accounted for on a cost recovery basis) where the carrying value would increase by approximately $100 million, pre-tax, with the adjustment recorded in retained income.
Transition to Equity Method Accounting
In March 2016, the FASB issued guidance amending the accounting requirements for transitioning to the equity method of accounting (“EMA”), including a transition from the cost method. The guidance requires the cost of acquiring an additional interest in an investee to be added to the existing carrying value to establish the initial basis of the EMA investment. Under the new guidance, no retroactive adjustment is required when an investment initially qualifies for EMA treatment. The guidance is effective for interim and annual periods beginning after December 15, 2016, and is to be applied prospectively. The guidance will principally affect the future accounting for investments that qualify for EMA after application of the cost method of accounting. The Company is in the process of evaluating the impact of adoption, which is not expected to be material to the Company’s results of operations or financial position.
2. Supplemental Cash Flow Information
Non-cash investing activities include $2 million and $8 million related to mergers completed with equity securities and modifications of other investments for the three months ended March 31, 2016 and 2015, respectively. Non-cash financing activities include $34 million related to debt acquired in conjunction with the purchase of an investment for the three months ended March 31, 2016.
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

($ in millions)	Three months ended March 31,
	2016	2015
Net change in proceeds managed
Net change in short-term investments	$(29)	$18
Operating cash flow (used) provided	$(29)	$18

Net change in liabilities
Liabilities for collateral, beginning of period	$(550)	$(510)
Liabilities for collateral, end of period	(579)	(492)
Operating cash flow provided (used)	$29	$(18)

3. Investments
Fair values
The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
March 31, 2016
U.S. government and agencies	$856	$68	$—	$924
Municipal	2,138	342	(9)	2,471
Corporate	17,581	1,091	(261)	18,411
Foreign government	338	41	—	379
Asset-backed securities (“ABS”)	1,432	5	(26)	1,411
Residential mortgage-backed securities (“RMBS”)	379	41	(5)	415
Commercial mortgage-backed securities (“CMBS”)	398	26	(7)	417
Redeemable preferred stock	13	2	—	15
Total fixed income securities	$23,135	$1,616	$(308)	$24,443

December 31, 2015
U.S. government and agencies	$920	$57	$—	$977
Municipal	2,162	292	(12)	2,442
Corporate	18,069	849	(414)	18,504
Foreign government	348	36	—	384
ABS	1,443	5	(28)	1,420
RMBS	406	49	(4)	451
CMBS	409	31	(4)	436
Redeemable preferred stock	13	2	—	15
Total fixed income securities	$23,770	$1,321	$(462)	$24,629
Scheduled maturities
The scheduled maturities for fixed income securities are as follows as of March 31, 2016:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$977	$984
Due after one year through five years	7,487	7,872
Due after five years through ten years	7,710	8,016
Due after ten years	4,752	5,328
	20,926	22,200
ABS, RMBS and CMBS	2,209	2,243
Total	$23,135	$24,443
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.

Net investment income
Net investment income is as follows:

($ in millions)	Three months ended March 31,
	2016	2015
Fixed income securities	$270	$334
Mortgage loans	47	49
Equity securities	7	5
Limited partnership interests	63	72
Short-term investments	2	—
Policy loans	8	9
Other	21	18
Investment income, before expense	418	487
Investment expense	(18)	(16)
Net investment income	$400	$471
Realized capital gains and losses
Realized capital gains and losses by asset type are as follows:

($ in millions)	Three months ended March 31,
	2016	2015
Fixed income securities	$(23)	$68
Equity securities	(30)	32
Limited partnership interests	13	4
Derivatives	(5)	7
Other	(1)	—
Realized capital gains and losses	$(46)	$111
Realized capital gains and losses by transaction type are as follows:

($ in millions)	Three months ended March 31,
	2016	2015
Impairment write-downs	$(24)	$(7)
Change in intent write-downs	(3)	(3)
Net other-than-temporary impairment losses recognized in earnings	(27)	(10)
Sales and other	(14)	117
Valuation and settlements of derivative instruments	(5)	4
Realized capital gains and losses	$(46)	$111
Gross gains of $71 million and $131 million and gross losses of $89 million and $23 million were realized on sales of fixed income and equity securities during the three months ended March 31, 2016 and 2015, respectively.
Other-than-temporary impairment losses by asset type are as follows:

($ in millions)	Three months ended March 31, 2016			Three months ended March 31, 2015
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Corporate	$(11)	$6	$(5)	$(3)	$—	$(3)
ABS	(3)	—	(3)	—	—	—
CMBS	(4)	2	(2)	—	—	—
Total fixed income securities	(18)	8	(10)	(3)	—	(3)
Equity securities	(25)	—	(25)	(5)	—	(5)
Limited partnership interests	9	—	9	(2)	—	(2)
Other	(1)	—	(1)	—	—	—
Other-than-temporary impairment losses	$(35)	$8	$(27)	$(10)	$—	$(10)

The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table. The amounts exclude $120 million and $138 million as of March 31, 2016 and December 31, 2015, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	March 31, 2016	December 31, 2015
Municipal	$(5)	$(5)
Corporate	(8)	(2)
ABS	(12)	(12)
RMBS	(48)	(49)
CMBS	(8)	(6)
Total	$(81)	$(74)
Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

($ in millions)	Three months ended March 31,
	2016	2015
Beginning balance	$(200)	$(209)
Additional credit loss for securities previously other-than-temporarily impaired	(4)	(1)
Additional credit loss for securities not previously other-than-temporarily impaired	(6)	(2)
Reduction in credit loss for securities disposed or collected	35	4
Change in credit loss due to accretion of increase in cash flows	—	1
Ending balance	$(175)	$(207)
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

Unrealized net capital gains and losses
Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
March 31, 2016		Gains	Losses
Fixed income securities	$24,443	$1,616	$(308)	$1,308
Equity securities	1,344	78	(64)	14
Short-term investments	1,545	—	—	—
Derivative instruments (1)	7	7	—	7
Equity method (“EMA”) limited partnerships (2)				(3)
Unrealized net capital gains and losses, pre-tax				1,326
Amounts recognized for:
Insurance reserves (3)				—
DAC and DSI (4)				(135)
Amounts recognized				(135)
Deferred income taxes				(422)
Unrealized net capital gains and losses, after-tax				$769
_______________

(1)	Included in the fair value of derivative instruments are $3 million classified as assets and $(4) million classified as liabilities.

(2)
Unrealized net capital gains and losses for limited partnership interests represent the Company’s share of EMA limited partnerships’ other comprehensive income. Fair value and gross unrealized gains and losses are not applicable.

(3)
The insurance reserves adjustment represents the amount by which the reserve balance would increase if the net unrealized gains in the applicable product portfolios were realized and reinvested at current lower interest rates, resulting in a premium deficiency. Although the Company evaluates premium deficiencies on the combined performance of life insurance and immediate annuities with life contingencies, the adjustment, if any, primarily relates to structured settlement annuities with life contingencies, in addition to annuity buy-outs and certain payout annuities with life contingencies.

(4)
The DAC and DSI adjustment balance represents the amount by which the amortization of DAC and DSI would increase or decrease if the unrealized gains or losses in the respective product portfolios were realized.

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
December 31, 2015		Gains	Losses
Fixed income securities	$24,629	$1,321	$(462)	$859
Equity securities	1,542	76	(60)	16
Short-term investments	816	—	—	—
Derivative instruments (1)	10	10	—	10
EMA limited partnerships				(2)
Unrealized net capital gains and losses, pre-tax				883
Amounts recognized for:
Insurance reserves				—
DAC and DSI				(62)
Amounts recognized				(62)
Deferred income taxes				(293)
Unrealized net capital gains and losses, after-tax				$528
_______________

(1)	Included in the fair value of derivative instruments are $6 million classified as assets and $(4) million classified as liabilities.

Change in unrealized net capital gains and losses
The change in unrealized net capital gains and losses for the three months ended March 31, 2016 is as follows:

($ in millions)
Fixed income securities	$449
Equity securities	(2)
Derivative instruments	(3)
EMA limited partnerships	(1)
Total	443
Amounts recognized for:
Insurance reserves	—
DAC and DSI	(73)
Amounts recognized	(73)
Deferred income taxes	(129)
Increase in unrealized net capital gains and losses, after-tax	$241
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

($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses

March 31, 2016
Fixed income securities
U.S. government and agencies	2	$230	$—	—	$—	$—	$—
Municipal	8	30	(1)	5	25	(8)	(9)
Corporate	424	2,132	(126)	88	595	(135)	(261)
ABS	53	502	(7)	18	152	(19)	(26)
RMBS	42	27	(1)	41	49	(4)	(5)
CMBS	13	120	(5)	1	2	(2)	(7)
Total fixed income securities	542	3,041	(140)	153	823	(168)	(308)
Equity securities	260	456	(51)	52	72	(13)	(64)
Total fixed income and equity securities	802	$3,497	$(191)	205	$895	$(181)	$(372)
Investment grade fixed income securities	314	$2,049	$(61)	78	$489	$(84)	$(145)
Below investment grade fixed income securities	228	992	(79)	75	334	(84)	(163)
Total fixed income securities	542	$3,041	$(140)	153	$823	$(168)	$(308)

December 31, 2015
Fixed income securities
U.S. government and agencies	6	$91	$—	—	$—	$—	$—
Municipal	15	125	(3)	5	25	(9)	(12)
Corporate	953	5,315	(281)	78	568	(133)	(414)
Foreign government	1	2	—	—	—	—	—
ABS	81	1,152	(11)	16	154	(17)	(28)
RMBS	38	7	—	40	53	(4)	(4)
CMBS	12	75	(2)	1	2	(2)	(4)
Total fixed income securities	1,106	6,767	(297)	140	802	(165)	(462)
Equity securities	279	543	(49)	32	56	(11)	(60)
Total fixed income and equity securities	1,385	$7,310	$(346)	172	$858	$(176)	$(522)
Investment grade fixed income securities	780	$5,429	$(175)	82	$503	$(90)	$(265)
Below investment grade fixed income securities	326	1,338	(122)	58	299	(75)	(197)
Total fixed income securities	1,106	$6,767	$(297)	140	$802	$(165)	$(462)
As of March 31, 2016, $196 million of the $372 million unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $196 million, $84 million are related to unrealized losses on investment grade fixed income securities and $42 million are related to equity securities. Of the remaining $70 million, $43 million have been in an unrealized loss position for less than 12 months. Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard and Poor’s (“S&P”), Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Unrealized losses on investment grade securities are principally related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase.
As of March 31, 2016, the remaining $176 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost. Investment grade fixed income securities comprising $61 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations. Of the $176 million, $93 million are related to below investment grade fixed income securities and $22 million are related to equity securities. Of these amounts, $14 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of March 31, 2016.
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
As of March 31, 2016, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis. As of March 31, 2016, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.
Limited partnerships
As of March 31, 2016 and December 31, 2015, the carrying value of equity method limited partnerships totaled $1.86 billion and $1.77 billion, respectively.  The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary. Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.
As of March 31, 2016 and December 31, 2015, the carrying value for cost method limited partnerships was $549 million and $530 million, respectively. To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment. Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital. Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration. If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value.
Mortgage loans
Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators. Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest. Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate. Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value. Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell or present value of the loan’s expected future repayment cash flows. Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery. The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan. It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of March 31, 2016.
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

The following table reflects the carrying value of non-impaired fixed rate mortgage loans summarized by debt service coverage ratio distribution.

($ in millions)	March 31, 2016	December 31, 2015
Below 1.0	$54	$55
1.0 - 1.25	320	357
1.26 - 1.50	1,123	1,120
Above 1.50	2,246	2,243
Total non-impaired mortgage loans	$3,743	$3,775
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
The net carrying value of impaired mortgage loans is as follows:

($ in millions)	March 31, 2016	December 31, 2015
Impaired mortgage loans with a valuation allowance	$6	$6
Impaired mortgage loans without a valuation allowance	—	—
Total impaired mortgage loans	$6	$6
Valuation allowance on impaired mortgage loans	$3	$3
The average balance of impaired loans was $6 million and $16 million for the three months ended March 31, 2016 and 2015, respectively.
The rollforward of the valuation allowance on impaired mortgage loans is as follows:

($ in millions)	Three months ended March 31,
	2016	2015
Beginning balance	$3	$8
Net decrease in valuation allowance	—	—
Charge offs	—	—
Ending balance	$3	$8
Payments on all mortgage loans were current as of March 31, 2016 and December 31, 2015.

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
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2016.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of March 31, 2016
Assets
Fixed income securities:
U.S. government and agencies	$484	$440	$—		$924
Municipal	—	2,405	66		2,471
Corporate - public	—	12,447	38		12,485
Corporate - privately placed	—	5,429	497		5,926
Foreign government	—	379	—		379
ABS - CDO	—	157	50		207
ABS - consumer and other	—	1,161	43		1,204
RMBS	—	415	—		415
CMBS	—	417	—		417
Redeemable preferred stock	—	15	—		15
Total fixed income securities	484	23,265	694		24,443
Equity securities	1,285	3	56		1,344
Short-term investments	175	1,370	—		1,545
Other investments: Free-standing derivatives	—	60	1	$(9)	52
Separate account assets	3,488	—	—		3,488
Other assets	—	—	1		1
Total recurring basis assets	5,432	24,698	752	(9)	30,873
Non-recurring basis (1)	—	—	24		24
Total assets at fair value	$5,432	$24,698	$776	$(9)	$30,897
% of total assets at fair value	17.6%	79.9%	2.5%	—%	100%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(313)		$(313)
Other liabilities: Free-standing derivatives	—	(16)	(9)	$1	(24)
Total liabilities at fair value	$—	$(16)	$(322)	$1	$(337)
% of total liabilities at fair value	—%	4.8%	95.5%	(0.3)%	100%
 ____________

(1)	Includes $20 million of limited partnership interests and $4 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2015.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2015
Assets
Fixed income securities:
U.S. government and agencies	$546	$431	$—		$977
Municipal	—	2,364	78		2,442
Corporate - public	—	12,490	44		12,534
Corporate - privately placed	—	5,523	447		5,970
Foreign government	—	384	—		384
ABS - CDO	—	178	53		231
ABS - consumer and other	—	1,145	44		1,189
RMBS	—	451	—		451
CMBS	—	436	—		436
Redeemable preferred stock	—	15	—		15
Total fixed income securities	546	23,417	666		24,629
Equity securities	1,479	3	60		1,542
Short-term investments	193	623	—		816
Other investments: Free-standing derivatives	—	59	1	$(11)	49
Separate account assets	3,639	—	—		3,639
Other assets	1	—	1		2
Total recurring basis assets	5,858	24,102	728	(11)	30,677
Non-recurring basis (1)	—	—	8		8
Total assets at fair value	$5,858	$24,102	$736	$(11)	$30,685
% of total assets at fair value	19.1%	78.5%	2.4%	—%	100.0%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(299)		$(299)
Other liabilities: Free-standing derivatives	—	(7)	(8)	$1	(14)
Total liabilities at fair value	$—	$(7)	$(307)	$1	$(313)
% of total liabilities at fair value	—%	2.2%	98.1%	(0.3)%	100.0%

____________

(1)	Includes $3 million of limited partnership interests and $5 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.
The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
March 31, 2016
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(245)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.75%
December 31, 2015
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(247)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.76%
The embedded derivatives are equity-indexed and forward starting options in certain life and annuity products that provide customers with interest crediting rates based on the performance of the S&P 500. If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.
As of March 31, 2016 and December 31, 2015, Level 3 fair value measurements of fixed income securities total $694 million and $666 million, respectively, and include $587 million and $577 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable. The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above. However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value.
The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended March 31, 2016.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2015	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$78	$11	$(8)	$—	$—
Corporate - public	44	—	1	1	(7)
Corporate - privately placed	447	1	4	—	(5)
ABS - CDO	53	—	(1)	2	—
ABS - consumer and other	44	—	(1)	—	—
Total fixed income securities	666	12	(5)	3	(12)
Equity securities	60	(12)	3	—	—
Free-standing derivatives, net	(7)	(1)	—	—	—
Other assets	1	—	—	—	—
Total recurring Level 3 assets	$720	$(1)	$(2)	$3	$(12)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(299)	$(15)	$—	$—	$—
Total recurring Level 3 liabilities	$(299)	$(15)	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of March 31, 2016
Assets
Fixed income securities:
Municipal	$—	$(15)	$—	$—	$66
Corporate - public	—	—	—	(1)	38
Corporate - privately placed	55	—	—	(5)	497
ABS - CDO	—	(1)	—	(3)	50
ABS - consumer and other	—	—	—	—	43
Total fixed income securities	55	(16)	—	(9)	694
Equity securities	5	—	—	—	56
Free-standing derivatives, net	—	—	—	—	(8)	(2)
Other assets	—	—	—	—	1
Total recurring Level 3 assets	$60	$(16)	$—	$(9)	$743

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(1)	$2	$(313)
Total recurring Level 3 liabilities	$—	$—	$(1)	$2	$(313)
 ____________

(1)
The effect to net income totals $(16) million and is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows: $(4) million in realized capital gains and losses, $3 million in net investment income, $1 million in interest credited to contractholder funds and $(16) million in life an annuity contract benefits.

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
__________

(1)
The effect to net income totals $(6) million and is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows:$(5) million in realized capital gains and loses, $3 million in net investment income and $(4) million in interest credited to contractholder funds.

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
There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2016 or 2015.
Transfers into Level 3 during the three months ended March 31, 2016 and 2015 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3. Transfers out of Level 3 during the three months ended March 31, 2016 and 2015 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.
The following table provides the change in unrealized gains and losses included in net income for Level 3 assets and liabilities held as of March 31.

($ in millions)	Three months ended March 31,
	2016	2015
Assets
Fixed income securities:
Corporate	$(2)	$2
Equity securities	(12)	—
Free-standing derivatives, net	(1)	—
Total recurring Level 3 assets	$(15)	$2

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(15)	$(4)
Total recurring Level 3 liabilities	$(15)	$(4)
The amounts in the table above represent the change in unrealized gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3. These gains and losses total $(30) million for the three months ended March 31, 2016 and are reported as follows: $(18) million in realized capital gains and losses, $3 million in net investment income, $1 million in interest credited to contractholder funds and $(16) million in life and annuity contract benefits. These gains and losses total $(2) million for the three months ended March 31, 2015 and are reported as follows: $(1) million in realized capital gains and loses, $3 million in net investment income and $(4) million in interest credited to contractholder funds.
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.
Financial assets

($ in millions)	March 31, 2016		December 31, 2015
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$3,749	$3,935	$3,781	$3,920
Cost method limited partnerships	549	664	530	661
Bank loans	496	485	502	493
Agent loans	437	427	422	408
Notes due from related party	275	275	275	275
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

Financial liabilities

($ in millions)	March 31, 2016		December 31, 2015
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$12,152	$12,584	$12,387	$12,836
Notes due to related parties	275	275	275	275
Liability for collateral	579	579	550	550
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
The fair value of notes due to related parties is based on discounted cash flow calculations based on current interest rates for instruments with comparable terms and considers the Company’s own credit risk. The liability for collateral is valued at carrying value due to its short-term nature. The fair value measurement for liability for collateral is categorized as Level 2. The fair value measurement for notes due to related parties is categorized as Level 3.
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
The Company also has derivatives embedded in non-derivative host contracts that are required to be separated from the host contracts and accounted for at fair value with changes in fair value of embedded derivatives reported in net income. The Company’s primary embedded derivatives are equity options in life and annuity product contracts, which provide equity returns to contractholders and conversion options in fixed income securities, which provide the Company with the right to convert the instrument into a predetermined number of shares of common stock.
When derivatives meet specific criteria, they may be designated as accounting hedges and accounted for as fair value, cash flow, foreign currency fair value or foreign currency cash flow hedges. The Company designates certain investment risk transfer reinsurance agreements as fair value hedges when the hedging instrument is highly effective in offsetting the risk of changes in the fair value of the hedged item. The Company designates certain of its foreign currency swap contracts as cash flow hedges when the hedging instrument is highly effective in offsetting the exposure of variations in cash flows for the hedged risk that could affect net income. Amounts are reclassified to net investment income or realized capital gains and losses as the hedged item affects net income.
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

Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date. The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Condensed Consolidated Statements of Financial Position. For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts. As of March 31, 2016, the Company pledged $8 million of cash in the form of margin deposits.
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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of March 31, 2016.

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$15	n/a	$3	$3	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	24	n/a	—	—	—
Equity and index contracts
Options	Other investments	—	3,762	51	51	—
Financial futures contracts	Other assets	—	743	—	—	—
Credit default contracts
Credit default swaps – buying protection	Other investments	5	n/a	—	—	—
Credit default swaps – selling protection	Other investments	80	n/a	1	1	—
Other contracts
Other contracts	Other assets	3	n/a	1	1	—
Subtotal		112	4,505	53	53	—
Total asset derivatives		$127	4,505	$56	$56	$—

Liability derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$49	n/a	$4	$4	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	85	n/a	—	—	—
Interest rate cap agreements	Other liabilities & accrued expenses	66	n/a	1	1	—
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	—	3,638	(11)	—	(11)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	104	n/a	(4)	—	(4)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	423	n/a	(49)	—	(49)
Guaranteed withdrawal benefits	Contractholder funds	292	n/a	(19)	—	(19)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,766	n/a	(245)	—	(245)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	—	—	—
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	58	n/a	—	1	(1)
Credit default swaps – selling protection	Other liabilities & accrued expenses	100	n/a	(9)	—	(9)
Subtotal		2,979	3,638	(336)	2	(338)
Total liability derivatives		3,028	3,638	(332)	$6	$(338)
Total derivatives		$3,155	8,143	$(276)
___________

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
____________

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

($ in millions)		Offsets
	Gross amount	Counter- party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
March 31, 2016
Asset derivatives	$9	$(6)	$(3)	$—	$—	$—
Liability derivatives	(14)	6	(5)	(13)	7	(6)

December 31, 2015
Asset derivatives	$15	$(6)	$(5)	$4	$(1)	$3
Liability derivatives	(9)	6	(5)	(8)	7	(1)
The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships. Amortization of net gains from accumulated other comprehensive income related to cash flow hedges is expected to be a gain of $1 million during the next twelve months. There was no hedge ineffectiveness reported in realized gains and losses for the three months ended March 31, 2016 or 2015.

($ in millions)	Three months ended March 31,
	2016	2015
(Loss) gain recognized in OCI on derivatives during the period	$(3)	$8
Gain recognized in OCI on derivatives during the term of the hedging relationship	7	7
Gain reclassified from AOCI into income (realized capital gains and losses)	—	3
The following tables present gains and losses from valuation and settlements reported on derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations and Comprehensive Income. For the three months ended March 31, 2016 and 2015, the Company had no derivatives used in fair value hedging relationships.

($ in millions)	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Three months ended March 31, 2016
Equity and index contracts	$—	$—	$(7)	$(7)
Embedded derivative financial instruments	—	(16)	2	(14)
Foreign currency contracts	(4)	—	—	(4)
Credit default contracts	(1)	—	—	(1)
Total	$(5)	$(16)	$(5)	$(26)

Three months ended March 31, 2015
Equity and index contracts	$(1)	$—	$4	$3
Embedded derivative financial instruments	—	—	(3)	(3)
Foreign currency contracts	5	—	—	5
Total	$4	$—	$1	$5
The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate. The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of March 31, 2016, counterparties pledged $9 million in cash and securities to the Company, and the Company pledged $8 million in securities to counterparties as collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position. The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.
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
The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to the Company’s OTC derivatives.

($ in millions)	March 31, 2016				December 31, 2015
Rating (1)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	1	$71	$3	$—	1	$82	$5	$—
A	4	63	2	—	5	178	6	6
A-	1	16	3	3	1	16	3	—
BBB+	1	16	—	—	2	36	—	—
Total	7	$166	$8	$3	9	$312	$14	$6
__________

(1)	Rating is the lower of S&P or Moody’s ratings.

(2)	Only OTC derivatives with a net positive fair value are included for each counterparty.
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

($ in millions)	March 31, 2016	December 31, 2015
Gross liability fair value of contracts containing credit-risk-contingent features	$14	$9
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(1)	(1)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(8)	(7)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$5	$1
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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
March 31, 2016
First-to-default Basket
Municipal	$—	$—	$100	$—	$100	$(9)
Index
Corporate debt	1	20	50	9	80	1
Total	$1	$20	$150	$9	$180	$(8)

December 31, 2015
First-to-default Basket
Municipal	$—	$—	$100	$—	$100	$(8)
Index
Corporate debt	1	20	52	7	80	1
Total	$1	$20	$152	$7	$180	$(7)
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
6. Reinsurance
The effects of reinsurance on premiums and contract charges are as follows:

($ in millions)	Three months ended March 31,
	2016	2015
Direct	$177	$183
Assumed
Affiliate	34	32
Non-affiliate	203	210
Ceded
Affiliate	(13)	—
Non-affiliate	(70)	(80)
Premiums and contract charges, net of reinsurance	$331	$345

The effects of reinsurance on contract benefits are as follows:

($ in millions)	Three months ended March 31,
	2016	2015
Direct	$256	$274
Assumed
Affiliate	21	19
Non-affiliate	133	135
Ceded
Affiliate	(9)	—
Non-affiliate	(63)	(70)
Contract benefits, net of reinsurance	$338	$358
The effects of reinsurance on interest credited to contractholder funds are as follows:

($ in millions)	Three months ended March 31,
	2016	2015
Direct	$161	$158
Assumed
Affiliate	2	3
Non-affiliate	25	36
Ceded
Affiliate	(5)	—
Non-affiliate	(5)	(6)
Interest credited to contractholder funds, net of reinsurance	$178	$191

7. Guarantees and Contingent Liabilities
Guarantees
The Company owns certain investments that obligate the Company to exchange credit risk or to forfeit principal due, depending on the nature or occurrence of specified credit events for the reference entities. In the event all such specified credit events were to occur, the Company’s maximum amount at risk on these investments, as measured by the amount of the aggregate initial investment, was $4 million as of March 31, 2016. The obligations associated with these investments expire at various dates on or before March 11, 2018.
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
The aggregate liability balance related to all guarantees was not material as of March 31, 2016.

Regulation and Compliance
The Company is subject to extensive laws, regulations and regulatory actions. From time to time, regulatory authorities or legislative bodies seek to impose additional regulations regarding agent and broker compensation, regulate the nature of and amount of investments, impose fines and penalties for unintended errors or mistakes, and otherwise expand overall regulation of insurance products and the insurance industry. In addition, the Company is subject to laws and regulations administered and enforced by federal agencies and other organizations, including but not limited to the Securities and Exchange Commission, the Financial Industry Regulatory Authority, the Department of Labor, and the U.S. Department of Justice. The Company has established procedures and policies to facilitate compliance with laws and regulations, to foster prudent business operations, and to support financial reporting. The Company routinely reviews its practices to validate compliance with laws and regulations and with internal procedures and policies. As a result of these reviews, from time to time the Company may decide to modify some of its procedures and policies. Such modifications, and the reviews that led to them, may be accompanied by payments being made and costs being incurred. The ultimate changes and eventual effects of these actions on the Company’s business, if any, are uncertain.
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
8. Other Comprehensive Income
The components of other comprehensive income on a pre-tax and after-tax basis are as follows:

($ in millions)	Three months ended March 31,
	2016			2015
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$329	$(115)	$214	$212	$(74)	$138
Less: reclassification adjustment of realized capital gains and losses	(41)	14	(27)	103	(36)	67
Unrealized net capital gains and losses	370	(129)	241	109	(38)	71
Unrealized foreign currency translation adjustments	(3)	1	(2)	(3)	1	(2)
Other comprehensive income	$367	$(128)	$239	$106	$(37)	$69

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Allstate Life Insurance Company
Northbrook, Illinois 60062

We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the “Company”), an affiliate of The Allstate Corporation, as of March 31, 2016, and the related condensed consolidated statements of operations and comprehensive income, shareholder’s equity and cash flows for the three-month periods ended March 31, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries as of December 31, 2015, and the related consolidated statements of operations and comprehensive income, shareholder’s equity, and cash flows for the year then ended (not presented herein); and in our report dated March 2, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2015 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
May 6, 2016

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2016 AND 2015

OVERVIEW

The following discussion highlights significant factors influencing the consolidated financial position and results of operations of Allstate Life Insurance Company (referred to in this document as “we,” “our,” “us,” the “Company” or “ALIC”). It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of the Allstate Life Insurance Company Annual Report on Form 10-K for 2015. We operate as a single segment entity based on the manner in which we use financial information to evaluate business performance and to determine the allocation of resources.
HIGHLIGHTS

•	Net income was $52 million in the first quarter of 2016 compared to $153 million in the first quarter of 2015.

•
Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $328 million in the first quarter of 2016, a decrease of 4.1% from $342 million in the first quarter of 2015.

•
Investments totaled $35.45 billion as of March 31, 2016, reflecting an increase of $487 million from $34.96 billion as of December 31, 2015. Net investment income decreased 15.1% to $400 million in the first quarter of 2016 from $471 million in the first quarter of 2015.

•	Net realized capital losses totaled $46 million in the first quarter of 2016 compared to net realized capital gains of $111 million in the first quarter of 2015.

•	Contractholder funds totaled $20.33 billion as of March 31, 2016, reflecting a decrease of $213 million from $20.54 billion as of December 31, 2015.

•
Effective April 1, 2015, ALIC entered into a coinsurance reinsurance agreement with Allstate Assurance Company (“AAC”) to cede certain interest-sensitive life insurance policies with contractholder funds totaling $476 million to AAC. This business generated approximately $14 million of contract charges and $9 million of contract benefits per quarter in 2014.

OPERATIONS
Summary analysis Summarized financial data is presented in the following table.

($ in millions)	Three months ended March 31,
	2016	2015
Revenues
Premiums	$149	$150
Contract charges	182	195
Net investment income	400	471
Realized capital gains and losses	(46)	111
Total revenues	685	927

Costs and expenses
Contract benefits	(338)	(358)
Interest credited to contractholder funds	(178)	(191)
Amortization of DAC	(37)	(40)
Operating costs and expenses	(56)	(80)
Interest expense	(4)	(4)
Total costs and expenses	(613)	(673)

Gain (loss) on disposition of operations	2	(2)
Income tax expense	(22)	(99)
Net income	$52	$153

Investments as of March 31	$35,449	$37,418
Net income was $52 million in the first quarter of 2016 compared to $153 million in the first quarter of 2015. The decrease was primarily due to net realized capital losses in first quarter 2016 compared to net realized capital gains in first quarter 2015 and lower net investment income, partially offset by lower operating costs and expenses and lower contract benefits.
Analysis of revenues Total revenues decreased 26.1% or $242 million in the first quarter of 2016 compared to the first quarter of 2015, primarily due to net realized capital losses in first quarter 2016 compared to net realized capital gains in first quarter 2015 and lower net investment income.
Premiums represent revenues generated from traditional life insurance, accident and health insurance, and immediate annuities with life contingencies that have significant mortality or morbidity risk.
Contract charges are revenues generated from interest-sensitive and variable life insurance and fixed annuities for which deposits are classified as contractholder funds or separate account liabilities. Contract charges are assessed against the contractholder account values for maintenance, administration, cost of insurance and surrender prior to contractually specified dates.
The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended March 31,
	2016	2015
Underwritten products
Traditional life insurance premiums	$126	$129
Accident and health insurance premiums	23	21
Interest-sensitive life insurance contract charges	179	192
Subtotal	328	342

Annuities
Immediate annuities with life contingencies premiums	—	—
Other fixed annuity contract charges	3	3
Subtotal	3	3
Premiums and contract charges (1)	$331	$345
____________

(1)	Contract charges related to the cost of insurance totaled $125 million and $135 million for the first quarter of 2016 and 2015, respectively.

Premiums and contract charges decreased 4.1% or $14 million in the first quarter of 2016 compared to the first quarter of 2015. The decrease was primarily due to lower interest-sensitive life insurance contract charges related to the reinsurance agreement with AAC effective April 1, 2015.
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

($ in millions)	Three months ended March 31,
	2016	2015
Contractholder funds, beginning balance	$20,542	$21,816

Deposits
Interest-sensitive life insurance	205	222
Fixed annuities	44	51
Total deposits	249	273

Interest credited	177	192

Benefits, withdrawals, maturities and other adjustments
Benefits	(247)	(269)
Surrenders and partial withdrawals	(236)	(301)
Contract charges	(167)	(181)
Net transfers from separate accounts	1	1
Other adjustments (1)	10	7
Total benefits, withdrawals, maturities and other adjustments	(639)	(743)

Contractholder funds, ending balance	$20,329	$21,538
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

Contractholder funds decreased 1.0% in the first quarter of 2016 primarily due to the continued runoff of our deferred fixed annuity business.
Contractholder deposits decreased 8.8% in the first quarter of 2016 compared to the first quarter of 2015, primarily due to lower deposits on interest-sensitive life insurance resulting from the absence of deposits on the business reinsured to AAC effective April 1, 2015 and lower additional deposits on interest-sensitive life and fixed annuities.
Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 21.6% to $236 million in the first quarter of 2016 from $301 million in the first quarter of 2015, due to a decrease in fixed annuities. The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 5.8% in the first quarter of 2016 compared to 6.9% in the same period of 2015.
Analysis of costs and expenses Total costs and expenses decreased 8.9% or $60 million in the first quarter of 2016 compared to the first quarter of 2015, primarily due to lower operating costs and expenses, lower contract benefits and lower interest credited to contractholder funds.
Contract benefits decreased 5.6% or $20 million in the first quarter of 2016 compared to the first quarter of 2015, primarily due to favorable mortality experience and a decline related to the reinsurance agreement with AAC effective April 1, 2015.
In 2015, we initiated a mortality study for our structured settlement annuities with life contingencies (a type of immediate fixed annuities), which is expected to be completed in 2016. The study thus far indicates that annuitants may be living longer and receiving benefits for a longer period than originally estimated. The preliminary results of the study were considered in the premium deficiency and profits followed by losses evaluations as of March 31, 2016 and December 31, 2015. We anticipate that mortality and investment and reinvestment yields are the factors that would be most likely to require premium deficiency adjustments.
We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”). This implied interest totaled $128 million and $129 million in the first quarter of 2016 and 2015, respectively.

The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended March 31,
	2016	2015
Life insurance	$70	$65
Accident and health insurance	11	12
Annuities	(17)	(21)
Total benefit spread	$64	$56
Benefit spread increased 14.3% or $8 million in the first quarter of 2016 compared to the same period of 2015. The increase was primarily due to favorable mortality experience, partially offset by a decline related to the reinsurance agreement with AAC effective April 1, 2015.
Interest credited to contractholder funds decreased 6.8% or $13 million in the first quarter of 2016 compared to the same period of 2015, primarily due to lower average contractholder funds and a decline related to the reinsurance agreement with AAC effective April 1, 2015. Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged increased interest credited to contractholder funds by $6 million in first quarter 2016 compared to $7 million in first quarter 2015.
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
The investment spread by product group is shown in the following table.

($ in millions)	Three months ended March 31,
	2016	2015
Annuities and institutional products	$16	$69
Life insurance	35	35
Accident and health insurance	1	1
Net investment income on investments supporting capital	48	53
Investment spread before valuation changes on embedded derivatives that are not hedged	100	158
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	(6)	(7)
Total investment spread	$94	$151
Investment spread before valuation changes on embedded derivatives that are not hedged decreased 36.7% or $58 million in the first quarter of 2016 compared to the same period of 2015, primarily due to lower net investment income, partially offset by lower credited interest.
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

	Three months ended March 31,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2016	2015	2016	2015	2016	2015
Interest-sensitive life insurance	5.3%	5.4%	3.9%	3.9%	1.4%	1.5%
Deferred fixed annuities and institutional products	4.0	4.3	2.8	2.8	1.2	1.5
Immediate fixed annuities with and without life contingencies	6.0	7.3	5.9	5.9	0.1	1.4
Investments supporting capital, traditional life and other products	3.9	4.4	n/a	n/a	n/a	n/a

The following table summarizes our product liabilities and indicates the account value of those contracts and policies for which an investment spread is generated.

($ in millions)	March 31,
	2016	2015
Immediate fixed annuities with life contingencies	$8,683	$8,772
Other life contingent contracts and other	2,676	2,726
Reserve for life-contingent contract benefits	$11,359	$11,498

Interest-sensitive life insurance	$7,269	$7,209
Deferred fixed annuities	9,518	10,572
Immediate fixed annuities without life contingencies	3,179	3,400
Institutional products	85	85
Other	278	272
Contractholder funds	$20,329	$21,538
Amortization of DAC The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended March 31,
	2016	2015
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$36	$39
Amortization relating to realized capital gains and losses (1) and valuation changes on embedded derivatives that are not hedged	1	1
Amortization acceleration (deceleration) for changes in assumptions (“DAC unlocking”)	—	—
Total amortization of DAC	$37	$40
_____________

(1)
The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

Amortization of DAC decreased 7.5% or $3 million in the first quarter of 2016 compared to the same period of 2015.
Operating costs and expenses decreased 30.0% or $24 million in the first quarter of 2016 compared to the same period of 2015. The following table summarizes operating costs and expenses.

($ in millions)	Three months ended March 31,
	2016	2015
Non-deferrable commissions	$7	$4
General and administrative expenses	41	68
Taxes and licenses	8	8
Total operating costs and expenses	$56	$80
General and administrative expenses decreased 39.7% or $27 million in the first quarter of 2016 compared to the first quarter of 2015, primarily due to lower employee related and other operating costs as a result of the decline in new and inforce business.
In April 2016, the U.S. Department of Labor issued a regulation that will expand the range of activities that would be considered to be “investment advice” and establish a new framework for determining whether a person is a fiduciary when mutual funds, variable and indexed annuities, or variable life are sold in connection with an Individual Retirement Account or an employee benefit plan covered under the Employee Retirement Income Security Act of 1974, as amended. ALIC does not currently sell proprietary annuities or proprietary variable life sold in connection with Individual Retirement Accounts or covered under the Employee Retirement Income Security Act of 1974. Products that we previously offered and continue to have in force, such as indexed annuities, could be impacted by the regulation. Compliance with the regulation may add costs and may impact producer compensation and processes. The impact is under review. The rule becomes effective on June 7, 2016 and compliance of certain components of the rule is required by April 10, 2017 and full compliance is required by January 1, 2018.
Income tax expense in first quarter 2015 included $17 million related to our adoption of new accounting guidance for investments in qualified affordable housing projects.

INVESTMENTS
Portfolio composition The composition of the investment portfolio as of March 31, 2016 is presented in the following table.

($ in millions)		Percent to total
Fixed income securities (1)	$24,443	69.0%
Mortgage loans	3,749	10.6
Equity securities (2)	1,344	3.8
Limited partnership interests (3)	2,405	6.8
Short-term investments (4)	1,545	4.3
Policy loans	566	1.6
Other	1,397	3.9
Total	$35,449	100.0%
__________

(1)	Fixed income securities are carried at fair value. Amortized cost basis for these securities was $23.14 billion.

(2)	Equity securities are carried at fair value. Cost basis for these securities was $1.33 billion.

(3)	We have commitments to invest in additional limited partnership interests totaling $1.32 billion.

(4)	Short-term investments are carried at fair value. Amortized cost basis for these investments was $1.55 billion.
Investments totaled $35.45 billion as of March 31, 2016, increasing from $34.96 billion as of December 31, 2015, primarily due to higher fixed income valuations resulting from a decrease in risk-free interest rates.
Portfolio composition by investment strategy
We utilize four high level strategies to manage risks and returns and to position our portfolio to take advantage of market opportunities while attempting to mitigate adverse effects. As strategies and market conditions evolve, the asset allocation may change or assets may move between strategies.
Market-Based Core strategy seeks to deliver predictive earnings aligned to business needs through investments primarily in public fixed income and equity securities. Private fixed income assets, such as commercial mortgages, bank loans and privately placed debt are also included in this category. As of March 31, 2016, 90% of the portfolio follows this strategy with 86% in fixed income securities and mortgage loans and 4% in equity securities.
Market-Based Active strategy seeks to outperform within the public markets through tactical positioning and by taking advantage of short-term opportunities. This strategy may generate results that meaningfully deviate from those achieved by market indices, both favorably and unfavorably. The portfolio primarily includes public fixed income and equity securities. As of March 31, 2016, 3% of the portfolio follows this strategy with 71% in fixed income securities and 13% in equity securities.
Performance-Based Long-Term (“PBLT”) strategy seeks to deliver attractive risk-adjusted returns over a longer horizon. The achieved return is a function of both general market conditions and the performance of the underlying assets or businesses. The portfolio, which primarily includes private equity, real estate, infrastructure, timber and agriculture-related assets, is diversified across a number of characteristics, including managers or partners, vintage years, strategies, geographies (including international) and industry sectors or property types. These investments are generally illiquid in nature, often require specialized expertise, typically involve a third party manager, and may offer the potential to add value through transformation at the company or property level. As of March 31, 2016, 7% of the portfolio follows this strategy with 93% in limited partnership interests.
Performance-Based Opportunistic strategy seeks to earn attractive returns by making investments that involve asset dislocations or special situations, often in private markets. The portfolio primarily includes distressed and event driven assets primarily in fixed income and equity securities.

The following table presents the investment portfolio by strategy as of March 31, 2016.

($ in millions)	Total	Market-Based Core	Market-Based Active	Performance-Based Long-Term	Performance-Based Opportunistic
Fixed income securities	$24,443	$23,676	$745	$6	$16
Equity securities	1,344	1,169	139	28	8
Mortgage loans	3,749	3,749	—	—	—
Limited partnership interests	2,405	122	—	2,283	—
Short-term investments	1,545	1,387	158	—	—
Policy loans	566	566	—	—	—
Other	1,397	1,253	4	135	5
Total	$35,449	$31,922	$1,046	$2,452	$29
% of total		90%	3%	7%	—%
Fixed income securities by type are listed in the following table.

($ in millions)	Fair value as of March 31, 2016	Percent to total investments	Fair value as of December 31, 2015	Percent to total investments
U.S. government and agencies	$924	2.6%	$977	2.8%
Municipal	2,471	7.0	2,442	7.0
Corporate	18,411	51.9	18,504	52.9
Foreign government	379	1.1	384	1.1
Asset-backed securities (“ABS”)	1,411	4.0	1,420	4.1
Residential mortgage-backed securities (“RMBS”)	415	1.2	451	1.3
Commercial mortgage-backed securities (“CMBS”)	417	1.2	436	1.3
Redeemable preferred stock	15	—	15	—
Total fixed income securities	$24,443	69.0%	$24,629	70.5%
As of March 31, 2016, 86.7% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available. Credit ratings below these designations are considered low credit quality or below investment grade, which includes high yield bonds. Fixed income securities are rated by third party credit rating agencies, the National Association of Insurance Commissioners (“NAIC”), and/or are internally rated. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by investment grade and below investment grade classifications as of March 31, 2016.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$924	$68	$—	$—	$924	$68
Municipal	2,424	333	47	—	2,471	333
Corporate
Public	10,682	588	1,803	(46)	12,485	542
Privately placed	5,086	320	840	(32)	5,926	288
Foreign government	373	41	6	—	379	41
ABS
Collateralized debt obligations (“CDO”)	168	(12)	39	(12)	207	(24)
Consumer and other asset-backed securities (“Consumer and other ABS”)	1,198	3	6	—	1,204	3
RMBS
U.S. government sponsored entities (“U.S. Agency”)	83	6	—	—	83	6
Non-agency	35	(1)	297	31	332	30
CMBS	193	3	224	16	417	19
Redeemable preferred stock	15	2	—	—	15	2
Total fixed income securities	$21,181	$1,351	$3,262	$(43)	$24,443	$1,308
Municipal bonds totaled $2.47 billion as of March 31, 2016 with an unrealized net capital gain of $333 million. The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).
Corporate bonds, including publicly traded and privately placed, totaled $18.41 billion as of March 31, 2016, with an unrealized net capital gain of $830 million. Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.
ABS, including CDO and Consumer and other ABS, totaled $1.41 billion as of March 31, 2016, with 96.8% rated investment grade and an unrealized net capital loss of $21 million. Credit risk is managed by monitoring the performance of the underlying collateral. Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.
CDO totaled $207 million as of March 31, 2016, with 81.2% rated investment grade and an unrealized net capital loss of $24 million. CDO consist of obligations collateralized by cash flow CDO, which are structures collateralized primarily by below investment grade senior secured corporate loans.
Consumer and other ABS totaled $1.20 billion as of March 31, 2016, with 99.5% rated investment grade and an unrealized net capital gain of $3 million.
RMBS totaled $415 million as of March 31, 2016, with 28.4% rated investment grade and an unrealized net capital gain of $36 million. The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to prepayment risk from the underlying residential mortgage loans. RMBS consists of a U.S. Agency portfolio having collateral issued or guaranteed by U.S. government agencies and a non-agency portfolio consisting of securities collateralized by Prime, Alt-A and Subprime loans. The non-agency portfolio totaled $332 million as of March 31, 2016, with 10.5% rated investment grade and an unrealized net capital gain of $30 million.
CMBS totaled $417 million as of March 31, 2016, with 46.3% rated investment grade and an unrealized net capital gain of $19 million. The CMBS portfolio is subject to credit risk and has a sequential paydown structure. All of the CMBS investments are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.
Mortgage loans totaled $3.75 billion as of March 31, 2016 and primarily comprise loans secured by first mortgages on developed commercial real estate. Key considerations used to manage our exposure include property type and geographic diversification. For further detail on our mortgage loan portfolio, see Note 3 of the condensed consolidated financial statements.

Equity securities primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments. The equity securities portfolio was $1.34 billion as of March 31, 2016, with an unrealized net capital gain of $14 million.
Limited partnership interests include interests in private equity funds and co-investments, real estate funds and joint ventures, and other funds. The following table presents carrying value and other information about our limited partnership interests as of March 31, 2016.

($ in millions)	Private equity	Real estate	Other	Total
Cost method of accounting (“Cost”)	$482	$67	$—	$549
Equity method of accounting (“EMA”)	1,363	371	122	1,856
Total	$1,845	$438	$122	$2,405

Number of managers	110	23	2	135
Number of individual investments	195	48	2	245
Largest exposure to single investments	$122	$56	$61	$122
Unrealized net capital gains totaled $1.33 billion as of March 31, 2016 compared to $883 million as of December 31, 2015.  The increase was primarily due to a decrease in risk-free interest rates.
The following table presents unrealized net capital gains and losses.

($ in millions)	March 31, 2016	December 31, 2015
U.S. government and agencies	$68	$57
Municipal	333	280
Corporate	830	435
Foreign government	41	36
ABS	(21)	(23)
RMBS	36	45
CMBS	19	27
Redeemable preferred stock	2	2
Fixed income securities	1,308	859
Equity securities	14	16
Derivatives	7	10
EMA limited partnerships	(3)	(2)
Unrealized net capital gains and losses, pre-tax	$1,326	$883
The unrealized net capital gain for the fixed income portfolio totaled $1.31 billion, comprised of $1.62 billion of gross unrealized gains and $308 million of gross unrealized losses as of March 31, 2016. This is compared to an unrealized net capital gain for the fixed income portfolio totaling $859 million, comprised of $1.32 billion of gross unrealized gains and $462 million of gross unrealized losses as of December 31, 2015.

Gross unrealized gains and losses on fixed income securities by type and sector as of March 31, 2016 are provided in the following table.

($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
Corporate (1):
Energy	$1,360	$38	$(97)	$1,301
Banking	987	31	(46)	972
Basic industry	877	34	(25)	886
Consumer goods (cyclical and non-cyclical)	4,774	265	(22)	5,017
Utilities	3,240	350	(21)	3,569
Communications	1,453	78	(15)	1,516
Transportation	935	73	(13)	995
Financial services	951	71	(7)	1,015
Capital goods	1,695	102	(6)	1,791
Technology	963	33	(6)	990
Other	346	16	(3)	359
Total corporate fixed income portfolio	17,581	1,091	(261)	18,411
U.S. government and agencies	856	68	—	924
Municipal	2,138	342	(9)	2,471
Foreign government	338	41	—	379
ABS	1,432	5	(26)	1,411
RMBS	379	41	(5)	415
CMBS	398	26	(7)	417
Redeemable preferred stock	13	2	—	15
Total fixed income securities	$23,135	$1,616	$(308)	$24,443
__________

(1)
Beginning in 2016, we are reporting sector data based on the direct issuer as opposed to the ultimate parent of the issuer for corporate fixed income and equity securities. The change resulted in certain revisions in sector classifications.

The consumer goods, utilities, capital goods and communications sectors comprise 27%, 19%, 10% and 8%, respectively, of the carrying value of our corporate fixed income securities portfolio as of March 31, 2016. The energy, banking, basic industry, consumer goods and utilities sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of March 31, 2016. In general, the gross unrealized losses are related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase.
Global oil prices and natural gas and other commodity values have declined significantly since 2014 and remain volatile. Among commodity exposed companies, those in the metal and mining sectors have experienced the largest decline in values of their debt. In the fixed income and equity securities tables above and below, oil and natural gas exposure is reflected within the energy sector and metals and mining exposure is reflected within the basic industry sector. Within these sectors, we continue to monitor the impact to our investment portfolio for those companies that may be adversely affected, both directly and indirectly. If oil, natural gas and commodity prices remain at depressed levels for an extended period or decline further, certain issuers and investments may come under duress and result in increased other-than-temporary impairments and unrealized losses in these parts of our investment portfolio.
We reduced our corporate fixed income and equity securities that have direct exposure to the energy sector by $610 million of fair value to $1.37 billion. Securities that have direct exposure to the energy sector are presented in the following table.

($ in millions)	March 31, 2016		December 31, 2015
	Fair value (1)	Amortized cost or Cost	Fair value	Amortized cost or Cost
Fixed income securities	$1,301	$1,360	$1,908	$2,015
Equity securities	70	76	73	83
Total (2)	$1,371	$1,436	$1,981	$2,098
_______________

(1)	78% of the corporate fixed income securities with direct exposure to the energy sector were investment grade as of March 31, 2016, compared to 85% as of December 31, 2015.

(2)	In addition, private equity limited partnership interests with exposure to energy totaled approximately $170 million as of March 31, 2016.

Securities with gross unrealized losses that have direct exposure to the energy sector and metals and mining sectors are presented in the following table.

($ in millions)	March 31, 2016		December 31, 2015
	Fair value	Gross unrealized losses (1)	Fair value	Gross unrealized losses
Securities that have direct exposure to the energy sector:
Fixed income securities	$711	$(97)	$1,126	$(151)
Equity securities	45	(8)	57	(12)
Total	$756	$(105)	$1,183	$(163)

Securities that have direct exposure to the metals and mining sectors: (2)
Fixed income securities	$109	$(20)	$181	$(53)
Equity securities	4	—	6	(2)
Total	$113	$(20)	$187	$(55)
_______________

(1)
Gross unrealized losses on below investment grade corporate fixed income securities with direct exposure to the energy sector totaled $56 million of which $31 million relate to securities that had been in an unrealized loss position for a period of twelve or more consecutive months as of March 31, 2016.

(2)
Metals and mining exposure is reflected within the basic industry sector. The total fair value of fixed income and equity securities with direct exposure to the metals and mining sectors was $173 million as of March 31, 2016, a decrease from $234 million as of December 31, 2015.

The following table summarizes the fair value and gross unrealized losses of fixed income securities by type and investment grade classification as of March 31, 2016.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate:
Energy	$458	$(41)	$253	$(56)	$711	$(97)
Banking	169	(38)	35	(8)	204	(46)
Basic industry	160	(8)	131	(17)	291	(25)
Consumer goods (cyclical and non-cyclical)	227	(3)	238	(19)	465	(22)
Utilities	171	(13)	90	(8)	261	(21)
Communications	42	(1)	153	(14)	195	(15)
Transportation	112	(11)	20	(2)	132	(13)
Financial services	29	(4)	73	(3)	102	(7)
Capital goods	176	(2)	74	(4)	250	(6)
Technology	47	(4)	46	(2)	93	(6)
Other	13	(3)	10	—	23	(3)
Total corporate fixed income portfolio	1,604	(128)	1,123	(133)	2,727	(261)
U.S. government and agencies	231	—	—	—	231	—
Municipal	35	(1)	20	(8)	55	(9)
ABS	615	(14)	39	(12)	654	(26)
RMBS	15	(1)	61	(4)	76	(5)
CMBS	39	(1)	83	(6)	122	(7)
Total fixed income securities	$2,539	$(145)	$1,326	$(163)	$3,865	$(308)

The following table summarizes the fair value and gross unrealized losses for below investment grade corporate fixed income securities by sector and credit rating as of March 31, 2016.

($ in millions)	Less than 12 months
	Ba		B		Caa or lower		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate:
Energy	$116	$(8)	$43	$(12)	$5	$(5)	$164	$(25)
Banking	2	—	—	—	—	—	2	—
Basic industry	91	(4)	22	(9)	3	—	116	(13)
Consumer goods (cyclical and non-cyclical)	86	(4)	93	(5)	2	—	181	(9)
Utilities	34	(1)	27	(2)	7	(1)	68	(4)
Communications	76	(4)	36	(1)	13	(2)	125	(7)
Transportation	5	—	15	(2)	—	—	20	(2)
Financial services	64	(1)	1	—	4	(1)	69	(2)
Capital goods	35	(1)	30	(1)	7	(1)	72	(3)
Technology	15	(2)	24	—	2	—	41	(2)
Other	—	—	10	—	—	—	10	—
Subtotal	$524	$(25)	$301	$(32)	$43	$(10)	$868	$(67)

	12 months or more
	Ba		B		Caa or lower		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate:
Energy	$61	$(13)	$10	$(7)	$18	$(11)	$89	$(31)
Banking	33	(8)	—	—	—	—	33	(8)
Basic industry	12	(2)	3	(2)	—	—	15	(4)
Consumer goods (cyclical and non-cyclical)	19	(5)	37	(5)	1	—	57	(10)
Utilities	8	(2)	1	(1)	13	(1)	22	(4)
Communications	7	—	17	(4)	4	(3)	28	(7)
Financial services	4	(1)	—	—	—	—	4	(1)
Capital goods	—	—	2	(1)	—	—	2	(1)
Technology	5	—	—	—	—	—	5	—
Subtotal	$149	$(31)	$70	$(20)	$36	$(15)	$255	$(66)

Total	$673	$(56)	$371	$(52)	$79	$(25)	$1,123	$(133)
Of the unrealized losses on below investment grade corporate fixed income securities, 49.6% or $66 million relate to securities that had been in an unrealized loss position for a period of twelve or more consecutive months as of March 31, 2016. Unrealized losses were concentrated in the energy, banking and basic industry sectors.
The unrealized net capital gain for the equity portfolio totaled $14 million, comprised of $78 million of gross unrealized gains and $64 million of gross unrealized losses as of March 31, 2016. This is compared to an unrealized net capital gain for the equity portfolio totaling $16 million, comprised of $76 million of gross unrealized gains and $60 million of gross unrealized losses as of December 31, 2015.

Gross unrealized gains and losses on equity securities by sector as of March 31, 2016 are provided in the table below.

($ in millions)	Cost	Gross unrealized		Fair value
		Gains	Losses
Consumer goods (cyclical and non-cyclical)	$364	$27	$(16)	$375
Banking	109	—	(15)	94
Energy	76	2	(8)	70
Financial services	76	4	(5)	75
Technology	131	12	(5)	138
Communications	73	6	(3)	76
Capital goods	110	9	(2)	117
Basic industry	40	4	(2)	42
Transportation	22	1	(2)	21
Real estate	34	2	(1)	35
Utilities	35	3	(1)	37
Funds	260	8	(4)	264
Total equity securities	$1,330	$78	$(64)	$1,344
Within the equity portfolio, the unrealized losses were primarily concentrated in the consumer goods, banking and energy sectors. The unrealized losses were company and sector specific.
Net investment income The following table presents net investment income.

($ in millions)	Three months ended March 31,
	2016	2015
Fixed income securities	$270	$334
Mortgage loans	47	49
Equity securities	7	5
Limited partnership interests	63	72
Short-term investments	2	—
Policy loans	8	9
Other	21	18
Investment income, before expense	418	487
Investment expense	(18)	(16)
Net investment income	$400	$471
Net investment income decreased 15.1% or $71 million in the first quarter of 2016 compared to the first quarter of 2015, primarily due to lower fixed income portfolio yields, lower average investment balances and lower limited partnership income. Net investment income in the first quarter of 2016 includes $2 million related to prepayment fee income compared to $7 million in the first quarter of 2015. Prepayment fee income may vary significantly from period to period.

Realized capital gains and losses The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended March 31,
	2016	2015
Impairment write-downs	$(24)	$(7)
Change in intent write-downs	(3)	(3)
Net other-than-temporary impairment losses recognized in earnings	(27)	(10)
Sales and other	(14)	117
Valuation and settlements of derivative instruments	(5)	4
Realized capital gains and losses, pre-tax	(46)	111
Income tax benefit (expense)	16	(39)
Realized capital gains and losses, after-tax	$(30)	$72
Impairment write-downs, which include changes in the mortgage loan valuation allowance, are presented in the following table.

($ in millions)	Three months ended March 31,
	2016	2015
Fixed income securities	$(10)	$(3)
Equity securities	(22)	(2)
Limited partnership interests	9	(2)
Other investments	(1)	—
Impairment write-downs	$(24)	$(7)
Impairment write-downs on fixed income securities for the three months ended March 31, 2016 were primarily driven by corporate fixed income securities impacted by issuer specific circumstances, including exposure to oil and natural gas. Equity securities were written down primarily due to the length of time and extent to which fair value was below cost, considering our assessment of the financial condition and near-term and long-term prospects of the issuer, including relevant industry conditions and trends. Limited partnership write-downs in the three months ended March 31, 2016 included the recovery in value of a limited partnership that was previously written down. Impairment write-downs in the above table include $20 million of investments with exposure to the energy sector.
Change in intent write-downs totaled $3 million in the three months ended March 31, 2016 and primarily relate to $301 million of equity securities that we may not hold for a period of time sufficient to recover unrealized losses given our preference to maintain flexibility to reposition the portfolio. The decrease in these holdings from $492 million as of December 31, 2015 primarily relates to sales.
Sales and other generated $14 million of net realized capital losses in the three months ended March 31, 2016, including $43 million of losses on $781 million of sales to reduce our exposure to the energy and metals and mining sectors.
Valuation and settlements of derivative instruments generated net realized capital losses of $5 million for the three months ended March 31, 2016, primarily comprised of losses on foreign currency contracts due to the weakening U.S. Dollar.

Performance-based long-term investments primarily include private equity, real estate, infrastructure, timber and agriculture-related assets and are materially reflected through our limited partnership investments.
The following table presents investment income and realized capital gains and losses for PBLT investments for the three months ended March 31.

($ in millions)	Investment income		Realized capital gains and losses
	2016	2015	2016	2015
Limited partnerships
Private equity	$52	$39	$9	$4
Real estate	10	34	—	—
Timber and agriculture-related	1	—	—	—
PBLT - limited partnerships (1)	63	73	9	4

Other
Private equity	—	—	(13)	—
Real estate	3	1	1	—
Timber and agriculture-related	—	—	—	—
PBLT - other	3	1	(12)	—

Total
Private equity	52	39	(4)	4
Real estate	13	35	1	—
Timber and agriculture-related	1	—	—	—
Total PBLT	$66	$74	$(3)	$4

Asset level operating expenses (2)	$(3)	$(1)
______________________________

(1)
Other limited partnership interests are located in the market-based core investing strategy and are not included in the performance-based long-term table above. Investment income was zero and $(1) million and realized capital gains and losses were $4 million and zero in the first quarter of 2016 and 2015, respectively, for these limited partnership interests.

(2)	When calculating the pre-tax yields, asset level operating expenses are netted against income for directly held real estate, timber and other consolidated investments.
PBLT investments produced investment income of $66 million in the first quarter of 2016 compared to $74 million in the first quarter of 2015. The decrease was primarily due to a decrease in income from real estate investments as a result of lower appreciation.
Realized capital losses on PBLT investments in the first quarter of 2016 were $3 million compared to realized capital gains of $4 million in the first quarter of 2015. The first quarter of 2016 included an impairment loss on an equity investment with exposure to the energy sector, partially offset by the recovery in value of a limited partnership that was previously written-down.
Economic conditions and equity market performance are reflected in PBLT investment results, and we continue to expect this income to vary significantly between periods.

CAPITAL RESOURCES AND LIQUIDITY
Capital resources consist of shareholder’s equity and notes due to related parties, representing funds deployed or available to be deployed to support business operations or for general corporate purposes. The following table summarizes our capital resources.

($ in millions)	March 31, 2016	December 31, 2015
Common stock, retained income and additional capital paid-in	$5,464	$5,412
Accumulated other comprehensive income	760	521
Total shareholder’s equity	6,224	5,933
Notes due to related parties	275	275
Total capital resources	$6,499	$6,208
Shareholder’s equity increased in the first quarter of 2016, primarily due to increased unrealized net capital gains on investments and net income.
Financial ratings and strength Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, the current level of operating leverage and AIC’s ratings. In April 2016, A.M. Best affirmed our insurance financial strength rating of A+ and the outlook for the rating remained stable. There have been no changes to our ratings from S&P or Moody’s since December 31, 2015.
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
Allstate parent company capital capacity At the parent holding company level, the Corporation has deployable assets totaling $2.93 billion as of March 31, 2016 comprising cash and investments that are generally saleable within one quarter. This provides funds for the parent company’s fixed charges and other corporate purposes.
The Company has access to additional borrowing to support liquidity through the Corporation as follows. The amount available to the Company is at the discretion of the Corporation.

•
A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs. As of March 31, 2016, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•
A $1.00 billion unsecured revolving credit facility that is available for short-term liquidity requirements. In April 2016, the Corporation extended the maturity date of this facility to April 2021. The facility is fully subscribed among 11 lenders with the largest commitment being $115 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing. This facility has a financial covenant requiring that the Corporation not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 12.1% as of March 31, 2016. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Corporation’s senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during the first quarter of 2016.

•
A universal shelf registration statement that was filed by the Corporation with the Securities and Exchange Commission on April 30, 2015. The Corporation can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 525 million shares of treasury stock as of March 31, 2016), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities the Corporation issues under this registration statement will be provided in the applicable prospectus supplements.
Liquidity exposure Contractholder funds were $20.33 billion as of March 31, 2016. The following table summarizes contractholder funds by their contractual withdrawal provisions as of March 31, 2016.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$3,317	16.3%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	5,415	26.6
Market value adjustments (2)	1,843	9.1
Subject to discretionary withdrawal without adjustments (3)	9,754	48.0
Total contractholder funds (4)	$20,329	100.0%

____________

(1)	Includes $1.79 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)
$1.23 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5, 7 or 10 years) during which there is no surrender charge or market value adjustment.

(3)	88% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)	Includes $824 million of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.
Retail life and annuity products may be surrendered by customers for a variety of reasons. Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs. Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications. In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement. The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 5.8% and 6.9% in the first three months of 2016 and 2015, respectively. We strive to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.
Our asset-liability management practices enable us to manage the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance and annuity product obligations.
Cash flows As reflected in our Condensed Consolidated Statements of Cash Flows, higher cash provided by operating activities in the first three months of 2016 compared to the first three months of 2015 was primarily due to lower tax payments, partially offset by lower net investment income.
Lower cash provided by investing activities in the first three months of 2016 compared to the first three months of 2015 was the result of less cash used in financing activities due to decreased contractholder fund disbursements and lower tax payments.
Lower cash used in financing activities in the first three months of 2016 compared to the first three months of 2015 was primarily due to decreased contractholder benefits and withdrawals on fixed annuities.

Forward-Looking Statements
This report contains “forward-looking statements” that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings. We believe these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. Factors that could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements include risks related to: (1) changes in underwriting and actual experience; (2) changes in reserve estimates for life-contingent contract benefits payable; (3) the influence of changes in market interest rates on spread-based products; (4) changes in estimates of profitability on interest-sensitive life products; (5) reducing our concentration in spread-based business and exiting certain distribution channels; (6) changes in tax laws; (7) our ability to mitigate the capital impact associated with life insurance statutory reserving requirements; (8) operational issues relating to a decline in Lincoln Benefit Life Company’s financial strength ratings; (9) market risk and declines in credit quality relating to our investment portfolio; (10) our subjective determination of the fair value of our fixed income and equity securities and the amount of realized capital losses recorded for impairments of our investments; (11) competition in the insurance industry; (12) conditions in the global economy and capital markets; (13) losses from legal and regulatory actions; (14) restrictive regulation and regulatory reforms; (15) the availability of reinsurance at current levels and prices; (16) credit risk of our reinsurers; (17) a downgrade in our financial strength ratings; (18) the effect of adverse capital and credit market conditions; (19) failure in cyber or other information security; (20) the impact of a large scale pandemic, the threat or incurrence of terrorism or military action; (21) changes in accounting standards; (22) the realization of deferred tax assets; (23) loss of key vendor relationships or failure of a vendor to protect confidential and proprietary information; and (24) failure to protect intellectual property. Additional information concerning these and other factors may be found in our filings with the Securities and Exchange Commission, including the “Risk Factors” section in our most recent Annual Report on Form 10-K. Forward-looking statements speak only as of the date on which they are made, and we assume no obligation to update or revise any forward-looking statement.
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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended March 31, 2016, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading “Regulation and Compliance” in Note 7 of the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2015.

Item 6.  Exhibits

(a)            Exhibits

The following is a list of exhibits filed as part of this Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated May 6, 2016, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company
(Registrant)

May 6, 2016
	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)