Form 10-Q
period 2016-06-30
ALLSTATE LIFE INSURANCE CO
filed 2016-08-05
CIK 352736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

The registrant meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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
Yes ___           No   X

As of August 5, 2016, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2016

PART I	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three-Month and Six-Month Periods Ended June 30, 2016 and 2015 (unaudited)	1

	Condensed Consolidated Statements of Financial Position as of June 30, 2016 (unaudited) and December 31, 2015	2

	Condensed Consolidated Statements of Shareholder’s Equity for the Six-Month Periods Ended June 30, 2016 and 2015 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2016 and 2015 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

	Report of Independent Registered Public Accounting Firm	36

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Highlights	37
	Operations	38
	Investments	43
	Capital Resources and Liquidity	54
	Forward Looking Statements	56

Item 4.	Controls and Procedures	56

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	57

Item 1A.	Risk Factors	57

Item 6.	Exhibits	57

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Revenues
Premiums	$147	$148	$296	$298
Contract charges	180	182	362	377
Net investment income	416	473	816	944
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(21)	(12)	(56)	(22)
OTTI losses reclassified to (from) other comprehensive income	(1)	3	7	3
Net OTTI losses recognized in earnings	(22)	(9)	(49)	(19)
Sales and other realized capital gains and losses	21	68	2	189
Total realized capital gains and losses	(1)	59	(47)	170
	742	862	1,427	1,789
Costs and expenses
Contract benefits	341	346	679	704
Interest credited to contractholder funds	172	174	350	365
Amortization of deferred policy acquisition costs	37	38	74	78
Operating costs and expenses	52	75	108	155
Restructuring and related charges	1	2	1	2
Interest expense	3	4	7	8
	606	639	1,219	1,312

Gain on disposition of operations	1	2	3	—

Income from operations before income tax expense	137	225	211	477

Income tax expense	43	75	65	174

Net income	94	150	146	303

Other comprehensive income (loss), after-tax
Change in unrealized net capital gains and losses	233	(466)	474	(395)
Change in unrealized foreign currency translation adjustments	6	(5)	4	(7)
Other comprehensive income (loss), after-tax	239	(471)	478	(402)

Comprehensive income (loss)	$333	$(321)	$624	$(99)

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	June 30, 2016	December 31, 2015
Assets	(unaudited)
Investments
Fixed income securities, at fair value (amortized cost $22,963 and $23,770)	$24,678	$24,629
Mortgage loans	3,873	3,781
Equity securities, at fair value (cost $1,532 and $1,526)	1,555	1,542
Limited partnership interests	2,569	2,295
Short-term, at fair value (amortized cost $1,176 and $816)	1,176	816
Policy loans	561	572
Other	1,476	1,327
Total investments	35,888	34,962
Cash	141	104
Deferred policy acquisition costs	1,165	1,314
Reinsurance recoverables from non-affiliates	2,405	2,407
Reinsurance recoverables from affiliates	455	464
Accrued investment income	274	278
Other assets	487	510
Separate Accounts	3,419	3,639
Total assets	$44,234	$43,678
Liabilities
Contractholder funds	$20,073	$20,542
Reserve for life-contingent contract benefits	11,340	11,394
Unearned premiums	5	5
Payable to affiliates, net	52	55
Other liabilities and accrued expenses	1,158	849
Deferred income taxes	1,305	986
Notes due to related parties	325	275
Separate Accounts	3,419	3,639
Total liabilities	37,677	37,745
Commitments and Contingent Liabilities (Note 7)
Shareholder’s equity
Redeemable preferred stock - series A, $100 par value, 1,500,000 shares authorized, none issued	—	—
Redeemable preferred stock - series B, $100 par value, 1,500,000 shares authorized, none issued	—	—
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	1,990	1,990
Retained income	3,563	3,417
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	36	41
Other unrealized net capital gains and losses	1,090	527
Unrealized adjustment to DAC, DSI and insurance reserves	(124)	(40)
Total unrealized net capital gains and losses	1,002	528
Unrealized foreign currency translation adjustments	(3)	(7)
Total accumulated other comprehensive income	999	521
Total shareholder’s equity	6,557	5,933
Total liabilities and shareholder’s equity	$44,234	$43,678

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

($ in millions)	Six months ended June 30,
	2016	2015
	(unaudited)
Common stock	$5	$5

Additional capital paid-in	1,990	1,990

Retained income
Balance, beginning of period	3,417	2,973
Net income	146	303
Loss on reinsurance with an affiliate	—	(20)
Loss on sale of subsidiary to an affiliate	—	(2)
Balance, end of period	3,563	3,254

Accumulated other comprehensive income
Balance, beginning of period	521	1,379
Change in unrealized net capital gains and losses	474	(395)
Change in unrealized foreign currency translation adjustments	4	(7)
Balance, end of period	999	977

Total shareholder’s equity	$6,557	$6,226

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Six months ended June 30,
	2016	2015
Cash flows from operating activities	(unaudited)
Net income	$146	$303
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(31)	(40)
Realized capital gains and losses	47	(170)
Gain on disposition of operations	(3)	—
Interest credited to contractholder funds	350	365
Changes in:
Policy benefits and other insurance reserves	(324)	(295)
Deferred policy acquisition costs	31	1
Reinsurance recoverables, net	13	22
Income taxes	48	(9)
Other operating assets and liabilities	(35)	(25)
Net cash provided by operating activities	242	152
Cash flows from investing activities
Proceeds from sales
Fixed income securities	3,984	3,452
Equity securities	608	418
Limited partnership interests	168	241
Other investments	33	13
Investment collections
Fixed income securities	1,051	1,047
Mortgage loans	143	312
Other investments	59	48
Investment purchases
Fixed income securities	(4,054)	(3,675)
Equity securities	(624)	(356)
Limited partnership interests	(339)	(270)
Mortgage loans	(234)	(469)
Other investments	(109)	(144)
Change in short-term investments, net	(309)	(125)
Change in policy loans and other investments, net	(25)	(11)
Disposition of operations	—	10
Net cash provided by investing activities	352	491
Cash flows from financing activities
Contractholder fund deposits	425	455
Contractholder fund withdrawals	(982)	(1,126)
Net cash used in financing activities	(557)	(671)
Net increase (decrease) in cash	37	(28)
Cash at beginning of period	104	146
Cash at end of period	$141	$118

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. General
Basis of presentation
The accompanying condensed consolidated financial statements include the accounts of Allstate Life Insurance Company (“ALIC”) and its wholly owned subsidiaries (collectively referred to as the “Company”). ALIC is wholly owned by Allstate Insurance Company (“AIC”), which is wholly owned by Allstate Insurance Holdings, LLC, a wholly owned subsidiary of The Allstate Corporation (the “Corporation”). These condensed consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”).
The condensed consolidated financial statements and notes as of June 30, 2016 and for the three-month and six-month periods ended June 30, 2016 and 2015 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated.
Issuance of surplus note
On April 26, 2016, under an existing agreement with Kennett Capital, Inc. (“Kennett”), an unconsolidated affiliate of ALIC, ALIC sold Kennett a $50 million redeemable surplus note issued by ALIC Reinsurance Company (“ALIC Re”), a wholly owned subsidiary of ALIC. The surplus note is due December 1, 2036 with an initial rate of 4.14% that will reset every ten years to the then current ten year Constant Maturity Treasury yield (“CMT”), plus 2.23%. As payment, Kennett issued a full recourse note due December 1, 2036 to ALIC for the same amount with an initial interest rate of 3.14% that will reset every ten years to the then current ten year CMT, plus 1.23%. The note due from Kennett is classified as other investments and the related surplus note is classified as notes due to related parties in the Condensed Consolidated Statements of Financial Position.
Premiums and contract charges
The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Premiums
Traditional life insurance	$125	$126	$251	$255
Accident and health insurance	22	22	45	43
Total premiums	147	148	296	298

Contract charges
Interest-sensitive life insurance	177	179	356	371
Fixed annuities	3	3	6	6
Total contract charges	180	182	362	377
Total premiums and contract charges	$327	$330	$658	$675
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
Pending accounting standards
Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued guidance requiring equity investments, including equity securities and limited partnership interests, that are not accounted for under the equity method of accounting or result in consolidation to be measured at fair value with changes in fair value recognized in net income. Equity investments without readily determinable fair values may be measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. When a qualitative assessment of equity investments without readily determinable fair values indicates that impairment exists, the carrying value is required to be adjusted to fair value, if lower. The guidance clarifies that an entity should evaluate the realizability of a deferred tax asset related to available-for-sale fixed income securities in combination with the entity’s other deferred tax assets. The guidance also changes certain disclosure requirements. The guidance is effective for interim and annual periods beginning after December 15, 2017, and is to be applied through a cumulative-effect adjustment to beginning retained income as of the beginning of the period of adoption. The new guidance related to equity investments without readily determinable fair values is to be applied prospectively as of the date of adoption. The Company is in the process of evaluating the impact of adoption. The most significant impacts, using values as of June 30, 2016, are expected to be the change in accounting for equity securities where $23 million of pre-tax unrealized net capital gains would be reclassified from accumulated other comprehensive income to retained income and cost method limited partnership interests (excluding limited partnership interests accounted for on a cost recovery basis) where the carrying value would increase by approximately $84 million, pre-tax, with the adjustment recorded in retained income.
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
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued guidance which revises the credit loss recognition criteria for certain financial assets measured at amortized cost. The new guidance replaces the existing incurred loss recognition model with an expected loss recognition model. The objective of the expected credit loss model is for the reporting entity to recognize its estimate of expected credit losses for affected financial assets in a valuation allowance deducted from the amortized cost basis of the related financial assets that results in presenting the net carrying value of the financial assets at the amount expected to be collected. The reporting entity must consider all available relevant information when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts over the contractual life of an asset. Financial assets may be evaluated individually or on a pooled basis when they share similar risk characteristics. The measurement of credit losses for available-for-sale debt securities measured at fair value is not affected except that credit losses recognized are limited to the amount by which fair value is below amortized cost and the carrying value adjustment is recognized through an allowance and not as a direct write-down. The guidance is effective for interim and annual periods beginning after December 15, 2019, and for most affected instruments must be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to beginning retained income. The Company is in the process of evaluating the impact of adoption.

2. Supplemental Cash Flow Information
Non-cash investing activities include $99 million and $42 million related to mergers and exchanges completed with equity securities and modifications of other investments for the six months ended June 30, 2016 and 2015, respectively. Non-cash financing activities include $34 million related to debt acquired in conjunction with the purchase of an investment for the six months ended June 30, 2016.
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

($ in millions)	Six months ended June 30,
	2016	2015
Net change in proceeds managed
Net change in short-term investments	$(45)	$45
Operating cash flow (used) provided	$(45)	$45

Net change in liabilities
Liabilities for collateral, beginning of period	$(550)	$(510)
Liabilities for collateral, end of period	(595)	(465)
Operating cash flow provided (used)	$45	$(45)
In second quarter 2016, the Company transferred to an unconsolidated affiliate a $50 million surplus note issued by a consolidated subsidiary in exchange for a note receivable with a principal sum equal to that of the surplus note.
3. Investments
Fair values
The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
June 30, 2016
U.S. government and agencies	$600	$71	$—	$671
Municipal	2,109	405	(6)	2,508
Corporate	18,387	1,316	(154)	19,549
Foreign government	339	42	—	381
Asset-backed securities (“ABS”)	844	4	(16)	832
Residential mortgage-backed securities (“RMBS”)	347	40	(4)	383
Commercial mortgage-backed securities (“CMBS”)	324	22	(7)	339
Redeemable preferred stock	13	2	—	15
Total fixed income securities	$22,963	$1,902	$(187)	$24,678

December 31, 2015
U.S. government and agencies	$920	$57	$—	$977
Municipal	2,162	292	(12)	2,442
Corporate	18,069	849	(414)	18,504
Foreign government	348	36	—	384
ABS	1,443	5	(28)	1,420
RMBS	406	49	(4)	451
CMBS	409	31	(4)	436
Redeemable preferred stock	13	2	—	15
Total fixed income securities	$23,770	$1,321	$(462)	$24,629

Scheduled maturities
The scheduled maturities for fixed income securities are as follows as of June 30, 2016:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$1,029	$1,043
Due after one year through five years	7,733	8,215
Due after five years through ten years	7,982	8,411
Due after ten years	4,704	5,455
	21,448	23,124
ABS, RMBS and CMBS	1,515	1,554
Total	$22,963	$24,678
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.
Net investment income
Net investment income is as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Fixed income securities	$274	$326	$544	$660
Mortgage loans	47	52	94	101
Equity securities	14	8	21	13
Limited partnership interests	66	73	129	145
Short-term investments	1	1	3	1
Policy loans	8	8	16	17
Other	23	18	44	36
Investment income, before expense	433	486	851	973
Investment expense	(17)	(13)	(35)	(29)
Net investment income	$416	$473	$816	$944
Realized capital gains and losses
Realized capital gains and losses by asset type are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Fixed income securities	$(2)	$46	$(25)	$114
Mortgage loans	1	1	1	1
Equity securities	(4)	16	(34)	48
Limited partnership interests	—	(2)	13	2
Derivatives	4	(1)	(1)	6
Other	—	(1)	(1)	(1)
Realized capital gains and losses	$(1)	$59	$(47)	$170
Realized capital gains and losses by transaction type are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Impairment write-downs	$(18)	$(5)	$(42)	$(12)
Change in intent write-downs	(4)	(4)	(7)	(7)
Net other-than-temporary impairment losses recognized in earnings	(22)	(9)	(49)	(19)
Sales and other	20	69	6	186
Valuation and settlements of derivative instruments	1	(1)	(4)	3
Realized capital gains and losses	$(1)	$59	$(47)	$170

Gross gains of $35 million and $85 million and gross losses of $22 million and $15 million were realized on sales of fixed income and equity securities during the three months ended June 30, 2016 and 2015, respectively. Gross gains of $106 million and $216 million and gross losses of $111 million and $38 million were realized on sales of fixed income and equity securities during the six months ended June 30, 2016 and 2015, respectively.
Other-than-temporary impairment losses by asset type are as follows:

($ in millions)	Three months ended June 30, 2016			Three months ended June 30, 2015
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Corporate	$—	$—	$—	$(4)	$3	$(1)
ABS	(1)	—	(1)	(2)	—	(2)
CMBS	—	(1)	(1)	—	—	—
Total fixed income securities	(1)	(1)	(2)	(6)	3	(3)
Equity securities	(17)	—	(17)	(5)	—	(5)
Limited partnership interests	(3)	—	(3)	—	—	—
Other	—	—	—	(1)	—	(1)
Other-than-temporary impairment losses	$(21)	$(1)	$(22)	$(12)	$3	$(9)

	Six months ended June 30, 2016			Six months ended June 30, 2015
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Corporate	$(11)	$6	$(5)	$(7)	$3	$(4)
ABS	(4)	—	(4)	(2)	—	(2)
CMBS	(4)	1	(3)	—	—	—
Total fixed income securities	(19)	7	(12)	(9)	3	(6)
Equity securities	(42)	—	(42)	(10)	—	(10)
Limited partnership interests	6	—	6	(2)	—	(2)
Other	(1)	—	(1)	(1)	—	(1)
Other-than-temporary impairment losses	$(56)	$7	$(49)	$(22)	$3	$(19)
The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table. The amounts exclude $134 million and $138 million as of June 30, 2016 and December 31, 2015, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	June 30, 2016	December 31, 2015
Municipal	$(5)	$(5)
Corporate	(7)	(2)
ABS	(10)	(12)
RMBS	(50)	(49)
CMBS	(6)	(6)
Total	$(78)	$(74)

Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Beginning balance	$(175)	$(207)	$(200)	$(209)
Additional credit loss for securities previously other-than-temporarily impaired	(1)	(1)	(5)	(2)
Additional credit loss for securities not previously other-than-temporarily impaired	(1)	(2)	(7)	(4)
Reduction in credit loss for securities disposed or collected	9	3	44	7
Change in credit loss due to accretion of increase in cash flows	—	1	—	2
Ending balance	$(168)	$(206)	$(168)	$(206)
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

Unrealized net capital gains and losses
Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
June 30, 2016		Gains	Losses
Fixed income securities	$24,678	$1,902	$(187)	$1,715
Equity securities	1,555	88	(65)	23
Short-term investments	1,176	—	—	—
Derivative instruments (1)	5	5	—	5
Equity method (“EMA”) limited partnerships (2)				(2)
Unrealized net capital gains and losses, pre-tax				1,741
Amounts recognized for:
Insurance reserves (3)				—
DAC and DSI (4)				(191)
Amounts recognized				(191)
Deferred income taxes				(548)
Unrealized net capital gains and losses, after-tax				$1,002
_______________

(1)	Included in the fair value of derivative instruments are $2 million classified as assets and $(3) million classified as liabilities.

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

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
December 31, 2015		Gains	Losses
Fixed income securities	$24,629	$1,321	$(462)	$859
Equity securities	1,542	76	(60)	16
Short-term investments	816	—	—	—
Derivative instruments (1)	10	10	—	10
EMA limited partnerships				(2)
Unrealized net capital gains and losses, pre-tax				883
Amounts recognized for:
Insurance reserves				—
DAC and DSI				(62)
Amounts recognized				(62)
Deferred income taxes				(293)
Unrealized net capital gains and losses, after-tax				$528
_______________

(1)	Included in the fair value of derivative instruments are $6 million classified as assets and $(4) million classified as liabilities.

Change in unrealized net capital gains and losses
The change in unrealized net capital gains and losses for the six months ended June 30, 2016 is as follows:

($ in millions)
Fixed income securities	$856
Equity securities	7
Derivative instruments	(5)
EMA limited partnerships	—
Total	858
Amounts recognized for:
Insurance reserves	—
DAC and DSI	(129)
Amounts recognized	(129)
Deferred income taxes	(255)
Increase in unrealized net capital gains and losses, after-tax	$474
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

($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses

June 30, 2016
Fixed income securities
U.S. government and agencies	5	$60	$—	—	$—	$—	$—
Municipal	2	1	—	3	17	(6)	(6)
Corporate	220	1,107	(44)	143	912	(110)	(154)
ABS	24	144	(2)	17	136	(14)	(16)
RMBS	50	11	—	40	43	(4)	(4)
CMBS	14	78	(6)	1	2	(1)	(7)
Total fixed income securities	315	1,401	(52)	204	1,110	(135)	(187)
Equity securities	248	363	(48)	71	86	(17)	(65)
Total fixed income and equity securities	563	$1,764	$(100)	275	$1,196	$(152)	$(252)
Investment grade fixed income securities	137	$632	$(13)	99	$605	$(74)	$(87)
Below investment grade fixed income securities	178	769	(39)	105	505	(61)	(100)
Total fixed income securities	315	$1,401	$(52)	204	$1,110	$(135)	$(187)

December 31, 2015
Fixed income securities
U.S. government and agencies	6	$91	$—	—	$—	$—	$—
Municipal	15	125	(3)	5	25	(9)	(12)
Corporate	953	5,315	(281)	78	568	(133)	(414)
Foreign government	1	2	—	—	—	—	—
ABS	81	1,152	(11)	16	154	(17)	(28)
RMBS	38	7	—	40	53	(4)	(4)
CMBS	12	75	(2)	1	2	(2)	(4)
Total fixed income securities	1,106	6,767	(297)	140	802	(165)	(462)
Equity securities	279	543	(49)	32	56	(11)	(60)
Total fixed income and equity securities	1,385	$7,310	$(346)	172	$858	$(176)	$(522)
Investment grade fixed income securities	780	$5,429	$(175)	82	$503	$(90)	$(265)
Below investment grade fixed income securities	326	1,338	(122)	58	299	(75)	(197)
Total fixed income securities	1,106	$6,767	$(297)	140	$802	$(165)	$(462)
As of June 30, 2016, $126 million of the $252 million unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $126 million, $41 million are related to unrealized losses on investment grade fixed income securities and $30 million are related to equity securities. Of the remaining $55 million, $23 million have been in an unrealized loss position for less than 12 months. Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard and Poor’s (“S&P”), Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Unrealized losses on investment grade securities are principally related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase.
As of June 30, 2016, the remaining $126 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost. Investment grade fixed income securities comprising $46 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations. Of the $126 million, $45 million are related to below investment grade fixed income securities and $35 million are related to equity securities. Of these amounts, $13 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of June 30, 2016.
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
As of June 30, 2016, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis. As of June 30, 2016, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.
Limited partnerships
As of June 30, 2016 and December 31, 2015, the carrying value of equity method limited partnerships totaled $1.98 billion and $1.77 billion, respectively.  The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary. Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.
As of June 30, 2016 and December 31, 2015, the carrying value for cost method limited partnerships was $586 million and $530 million, respectively. To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment. Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital. Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration. If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value.
Mortgage loans
Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators. Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest. Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate. Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value. Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell or present value of the loan’s expected future repayment cash flows. Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery. The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan. It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of June 30, 2016.
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

The following table reflects the carrying value of non-impaired fixed rate mortgage loans summarized by debt service coverage ratio distribution.

($ in millions)	June 30, 2016	December 31, 2015
Below 1.0	$35	$55
1.0 - 1.25	292	357
1.26 - 1.50	1,128	1,120
Above 1.50	2,412	2,243
Total non-impaired mortgage loans	$3,867	$3,775
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
The net carrying value of impaired mortgage loans is as follows:

($ in millions)	June 30, 2016	December 31, 2015
Impaired mortgage loans with a valuation allowance	$6	$6
Impaired mortgage loans without a valuation allowance	—	—
Total impaired mortgage loans	$6	$6
Valuation allowance on impaired mortgage loans	$3	$3
The average balance of impaired loans was $6 million and $13 million for the six months ended June 30, 2016 and 2015, respectively.
The rollforward of the valuation allowance on impaired mortgage loans is as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Beginning balance	$3	$8	$3	$8
Charge offs	—	(1)	—	(1)
Ending balance	$3	$7	$3	$7
The payment status of mortgage loans is as follows:

($ in millions)	June 30, 2016	December 31, 2015
Less than 90 days past due	$6	$—
90 days or greater past due	—	—
Total past due	6	—
Current loans	3,867	3,781
Total mortgage loans	$3,873	$3,781

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
Certain assets are not carried at fair value on a recurring basis, including investments such as mortgage loans, limited partnership interests, bank loans, agent loans and policy loans. Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to remeasurement at fair value after initial recognition and the resulting remeasurement is reflected in the condensed consolidated financial statements. In addition, derivatives embedded in fixed income securities are not disclosed in the hierarchy as free-standing derivatives since they are presented with the host contracts in fixed income securities.

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2016.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of June 30, 2016
Assets
Fixed income securities:
U.S. government and agencies	$229	$442	$—		$671
Municipal	—	2,438	70		2,508
Corporate - public	—	13,213	41		13,254
Corporate - privately placed	—	5,821	474		6,295
Foreign government	—	381	—		381
ABS - CDO	—	154	33		187
ABS - consumer and other	—	601	44		645
RMBS	—	383	—		383
CMBS	—	339	—		339
Redeemable preferred stock	—	15	—		15
Total fixed income securities	229	23,787	662		24,678
Equity securities	1,501	2	52		1,555
Short-term investments	219	957	—		1,176
Other investments: Free-standing derivatives	—	74	1	$(7)	68
Separate account assets	3,419	—	—		3,419
Other assets	—	—	1		1
Total recurring basis assets	5,368	24,820	716	(7)	30,897
Non-recurring basis (1)	—	—	6		6
Total assets at fair value	$5,368	$24,820	$722	$(7)	$30,903
% of total assets at fair value	17.4%	80.3%	2.3%	—%	100%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(304)		$(304)
Other liabilities: Free-standing derivatives	(1)	(21)	(8)	$1	(29)
Total liabilities at fair value	$(1)	$(21)	$(312)	$1	$(333)
% of total liabilities at fair value	0.3%	6.3%	93.7%	(0.3)%	100%
 ____________

(1)	Includes $6 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2015.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2015
Assets
Fixed income securities:
U.S. government and agencies	$546	$431	$—		$977
Municipal	—	2,364	78		2,442
Corporate - public	—	12,490	44		12,534
Corporate - privately placed	—	5,523	447		5,970
Foreign government	—	384	—		384
ABS - CDO	—	178	53		231
ABS - consumer and other	—	1,145	44		1,189
RMBS	—	451	—		451
CMBS	—	436	—		436
Redeemable preferred stock	—	15	—		15
Total fixed income securities	546	23,417	666		24,629
Equity securities	1,479	3	60		1,542
Short-term investments	193	623	—		816
Other investments: Free-standing derivatives	—	59	1	$(11)	49
Separate account assets	3,639	—	—		3,639
Other assets	1	—	1		2
Total recurring basis assets	5,858	24,102	728	(11)	30,677
Non-recurring basis (1)	—	—	8		8
Total assets at fair value	$5,858	$24,102	$736	$(11)	$30,685
% of total assets at fair value	19.1%	78.5%	2.4%	—%	100.0%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(299)		$(299)
Other liabilities: Free-standing derivatives	—	(7)	(8)	$1	(14)
Total liabilities at fair value	$—	$(7)	$(307)	$1	$(313)
% of total liabilities at fair value	—%	2.2%	98.1%	(0.3)%	100.0%

____________

(1)	Includes $3 million of limited partnership interests and $5 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.
The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
June 30, 2016
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(250)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.75%
December 31, 2015
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(247)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.76%
The embedded derivatives are equity-indexed and forward starting options in certain life and annuity products that provide customers with interest crediting rates based on the performance of the S&P 500. If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.
As of June 30, 2016 and December 31, 2015, Level 3 fair value measurements of fixed income securities total $662 million and $666 million, respectively, and include $339 million and $577 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable. The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above. However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value.
The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended June 30, 2016.

($ in millions)		Total gains (losses) included in:
	Balance as of March 31, 2016	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$66	$—	$3	$6	$—
Corporate - public	38	—	—	—	—
Corporate - privately placed	497	3	8	16	(60)
ABS - CDO	50	—	3	6	(1)
ABS - consumer and other	43	—	(1)	3	—
Total fixed income securities	694	3	13	31	(61)
Equity securities	56	(4)	—	—	—
Free-standing derivatives, net	(8)	1	—	—	—
Other assets	1	—	—	—	—
Total recurring Level 3 assets	$743	$—	$13	$31	$(61)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(313)	$7	$—	$—	$—
Total recurring Level 3 liabilities	$(313)	$7	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of June 30, 2016
Assets
Fixed income securities:
Municipal	$—	$(5)	$—	$—	$70
Corporate - public	3	—	—	—	41
Corporate - privately placed	12	—	—	(2)	474
ABS - CDO	—	—	—	(25)	33
ABS - consumer and other	—	—	—	(1)	44
Total fixed income securities	15	(5)	—	(28)	662
Equity securities	—	—	—	—	52
Free-standing derivatives, net	—	—	—	—	(7)	(2)
Other assets	—	—	—	—	1
Total recurring Level 3 assets	$15	$(5)	$—	$(28)	$708

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$—	$2	$(304)
Total recurring Level 3 liabilities	$—	$—	$—	$2	$(304)
 ____________

(1)
The effect to net income totals $7 million and is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows: $(4) million in realized capital gains and losses, $4 million in net investment income, $(7) million in interest credited to contractholder funds and $14 million in contract benefits.

(2)	Comprises $1 million of assets and $8 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the six months ended June 30, 2016.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2015	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$78	$11	$(5)	$6	$—
Corporate - public	44	—	1	1	(7)
Corporate - privately placed	447	4	12	16	(65)
ABS - CDO	53	—	2	8	(1)
ABS - consumer and other	44	—	(2)	3	—
Total fixed income securities	666	15	8	34	(73)
Equity securities	60	(16)	3	—	—
Free-standing derivatives, net	(7)	—	—	—	—
Other assets	1	—	—	—	—
Total recurring Level 3 assets	$720	$(1)	$11	$34	$(73)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(299)	$(8)	$—	$—	$—
Total recurring Level 3 liabilities	$(299)	$(8)	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of June 30, 2016
Assets
Fixed income securities:
Municipal	$—	$(20)	$—	$—	$70
Corporate - public	3	—	—	(1)	41
Corporate - privately placed	67	—	—	(7)	474
ABS - CDO	—	(1)	—	(28)	33
ABS - consumer and other	—	—	—	(1)	44
Total fixed income securities	70	(21)	—	(37)	662
Equity securities	5	—	—	—	52
Free-standing derivatives, net	—	—	—	—	(7)	(2)
Other assets	—	—	—	—	1
Total recurring Level 3 assets	$75	$(21)	$—	$(37)	$708

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(1)	$4	$(304)
Total recurring Level 3 liabilities	$—	$—	$(1)	$4	$(304)
 ____________

(1)
The effect to net income totals $(9) million and is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows: $(8) million in realized capital gains and losses, $7 million in net investment income, $(6) million in interest credited to contractholder funds and $(2) million in contract benefits.

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
__________

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

($ in millions)		Total gains (losses)included in:
	Balance as of December 31, 2014	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$106	$1	$(2)	$—	$—
Corporate	792	1	(6)	2	(127)
ABS	129	(1)	2	6	(27)
CMBS	1	—	(1)	—	—
Total fixed income securities	1,028	1	(7)	8	(154)
Equity securities	37	—	1	—	—
Free-standing derivatives, net	(7)	1	—	—	—
Other assets	1	—	—	—	—
Total recurring Level 3 assets	$1,059	$2	$(6)	$8	$(154)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(323)	$5	$—	$—	$—
Total recurring Level 3 liabilities	$(323)	$5	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of June 30, 2015
Assets
Fixed income securities:
Municipal	$—	$(3)	$—	$(1)	$101
Corporate	19	(47)	—	(65)	569
ABS	—	—	—	(4)	105
CMBS	—	—	—	—	—
Total fixed income securities	19	(50)	—	(70)	775
Equity securities	8	—	—	—	46
Free-standing derivatives, net	—	—	—	(1)	(7)	(2)
Other assets	—	—	—	—	1
Total recurring Level 3 assets	$27	$(50)	$—	$(71)	$815

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(1)	$4	$(315)
Total recurring Level 3 liabilities	$—	$—	$(1)	$4	$(315)
__________

(1)
The effect to net income totals $7 million and is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows: $(4) million in realized capital gains and losses, $6 million in net investment income, $5 million in interest credited to contractholder funds.

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
There were no transfers between Level 1 and Level 2 during the three months and six months ended June 30, 2016 or 2015.
Transfers into Level 3 during the three months and six months ended June 30, 2016 and 2015 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3. Transfers out of Level 3 during the three months and six months ended June 30, 2016 and 2015 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.
The following table provides the change in unrealized gains and losses included in net income for Level 3 assets and liabilities held as of June 30.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Assets
Fixed income securities:
Corporate	$3	$3	$1	$5
CMBS	—	(1)	—	(1)
Total fixed income securities	3	2	1	4
Equity securities	(4)	—	(16)	—
Free-standing derivatives, net	1	1	—	1
Total recurring Level 3 assets	$—	$3	$(15)	$5

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$7	$9	$(8)	$5
Total recurring Level 3 liabilities	$7	$9	$(8)	$5
The amounts in the table above represent the change in unrealized gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3. These gains and losses total $7 million for the three months ended June 30, 2016 and are reported as follows: $(4) million in realized capital gains and losses, $4 million in net investment income, $(7) million in interest credited to contractholder funds and $14 million in contract benefits. These gains and losses total $12 million for the three months ended June 30, 2015 and are reported as follows: $3 million in net investment income and $9 million in interest credited to contractholder funds. These gains and losses total $(23) million for the six months ended June 30, 2016 and are reported as follows: $(22) million in realized capital gains and losses, $7 million in net investment income, $(6) million in interest credited to contractholder funds and $(2) million in contract benefits.  These gains and losses total $10 million for the six months ended June 30, 2015 and are reported as follows: $(1) million in realized capital gains and losses, $6 million in net investment income and $5 million in interest credited to contractholder funds.
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.
Financial assets

($ in millions)	June 30, 2016		December 31, 2015
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$3,873	$4,067	$3,781	$3,920
Cost method limited partnerships	586	678	530	661
Bank loans	494	487	502	493
Agent loans	452	444	422	408
Notes due from related party	325	325	275	275
The fair value of mortgage loans is based on discounted contractual cash flows or, if the loans are impaired due to credit reasons, the fair value of collateral less costs to sell. Risk adjusted discount rates are selected using current rates at which similar loans would be made to borrowers with similar characteristics, using similar types of properties as collateral. The fair value of cost method limited partnerships is determined using reported net asset values. The fair value of bank loans, which are reported in other investments, is based on broker quotes from brokers familiar with the loans and current market conditions. The fair value of agent loans, which are reported in other investments, is based on discounted cash flow calculations that use discount rates with a spread over U.S. Treasury rates. Assumptions used in developing estimated cash flows and discount rates consider the loan’s credit and liquidity risks. The fair value of notes due from related party, which are reported in other investments, is based on discounted cash flow calculations using current interest rates for instruments with comparable terms. Since the notes may be called at par value, their fair value will not be greater than par value. The fair value measurements for mortgage loans, cost method limited partnerships, bank loans, agent loans, notes due from related party and assets held for sale are categorized as Level 3.

Financial liabilities

($ in millions)	June 30, 2016		December 31, 2015
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$11,882	$12,383	$12,387	$12,836
Notes due to related parties	325	325	275	275
Liability for collateral	595	595	550	550
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
The fair value of notes due to related parties is based on discounted cash flow calculations based on current interest rates for instruments with comparable terms and considers the Company’s own credit risk. Since the notes may be called at par value, their fair value will not be greater than par value. The liability for collateral is valued at carrying value due to its short-term nature. The fair value measurement for liability for collateral is categorized as Level 2. The fair value measurement for notes due to related parties is categorized as Level 3.
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
Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date. The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Condensed Consolidated Statements of Financial Position. For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts. As of June 30, 2016, the Company pledged $10 million of cash in the form of margin deposits.
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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of June 30, 2016.

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$30	n/a	$2	$2	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	24	n/a	—	—	—
Equity and index contracts
Options	Other investments	—	4,084	66	66	—
Credit default contracts
Credit default swaps – buying protection	Other investments	17	n/a	1	1	—
Credit default swaps – selling protection	Other investments	80	n/a	1	1	—
Other contracts
Other contracts	Other assets	3	n/a	1	1	—
Subtotal		124	4,084	69	69	—
Total asset derivatives		$154	4,084	$71	$71	$—

Liability derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$19	n/a	$3	$3	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	85	n/a	—	—	—
Interest rate cap agreements	Other liabilities & accrued expenses	51	n/a	1	1	—
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	—	4,573	(19)	—	(19)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	162	n/a	(1)	1	(2)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	429	n/a	(40)	—	(40)
Guaranteed withdrawal benefits	Contractholder funds	304	n/a	(14)	—	(14)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,748	n/a	(250)	—	(250)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	—	—	—
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	46	n/a	(1)	—	(1)
Credit default swaps – selling protection	Other liabilities & accrued expenses	100	n/a	(8)	—	(8)
Subtotal		3,010	4,573	(332)	2	(334)
Total liability derivatives		3,029	4,573	(329)	$5	$(334)
Total derivatives		$3,183	8,657	$(258)
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

($ in millions)		Offsets
	Gross amount	Counter- party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
June 30, 2016
Asset derivatives	$8	$(5)	$(2)	$1	$—	$1
Liability derivatives	(11)	5	(4)	(10)	6	(4)

December 31, 2015
Asset derivatives	$15	$(6)	$(5)	$4	$(1)	$3
Liability derivatives	(9)	6	(5)	(8)	7	(1)
The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships. Amortization of net gains from accumulated other comprehensive income related to cash flow hedges is expected to be a gain of $1 million during the next twelve months. There was no hedge ineffectiveness reported in realized gains and losses for the three months and six months ended June 30, 2016 or 2015.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Gain (loss) recognized in OCI on derivatives during the period	$1	$(1)	$(2)	$7
Gain recognized in OCI on derivatives during the term of the hedging relationship	5	7	5	7
Loss reclassified from AOCI into income (net investment income)	—	(1)	—	(1)
Gain reclassified from AOCI into income (realized capital gains and losses)	3	—	3	3

The following tables present gains and losses from valuation and settlements reported on derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations and Comprehensive Income. For the three months and six months ended June 30, 2016 and 2015, the Company had no derivatives used in fair value hedging relationships.

($ in millions)	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Three months ended June 30, 2016
Interest rate contracts	$(1)	$—	$—	$(1)
Equity and index contracts	(1)	—	2	1
Embedded derivative financial instruments	—	14	(5)	9
Foreign currency contracts	3	—	—	3
Total	$1	$14	$(3)	$12

Six months ended June 30, 2016
Interest rate contracts	$(1)	$—	$—	$(1)
Equity and index contracts	(1)	—	(5)	(6)
Embedded derivative financial instruments	—	(2)	(3)	(5)
Foreign currency contracts	(1)	—	—	(1)
Credit default contracts	(1)	—	—	(1)
Total	$(4)	$(2)	$(8)	$(14)

Three months ended June 30, 2015
Interest rate contracts	$1	$—	$—	$1
Embedded derivative financial instruments	—	—	11	11
Foreign currency contracts	(3)	—	—	(3)
Credit default contracts	1	—	—	1
Other contracts	—	—	1	1
Total	$(1)	$—	$12	$11

Six months ended June 30, 2015
Interest rate contracts	$1	$—	$—	$1
Equity and index contracts	(1)	—	4	3
Embedded derivative financial instruments	—	—	8	8
Foreign currency contracts	2	—	—	2
Credit default contracts	1	—	—	1
Other contracts	—	—	1	1
Total	$3	$—	$13	$16
The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate. The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of June 30, 2016, counterparties pledged $6 million in cash to the Company, and the Company pledged $6 million in securities to counterparties as collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position. The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.
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

The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to the Company’s OTC derivatives.

($ in millions)	June 30, 2016				December 31, 2015
Rating (1)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	1	$69	$3	$—	1	$82	$5	$—
A	3	58	2	—	5	178	6	6
A-	—	—	—	—	1	16	3	—
BBB+	1	1	—	—	2	36	—	—
Total	5	$128	$5	$—	9	$312	$14	$6
__________

(1)	Rating is the lower of S&P or Moody’s ratings.

(2)	Only OTC derivatives with a net positive fair value are included for each counterparty.
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

($ in millions)	June 30, 2016	December 31, 2015
Gross liability fair value of contracts containing credit-risk-contingent features	$11	$9
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(2)	(1)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(6)	(7)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$3	$1
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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
June 30, 2016
First-to-default Basket
Municipal	$—	$—	$100	$—	$100	$(8)
Index
Corporate debt	1	19	50	10	80	1
Total	$1	$19	$150	$10	$180	$(7)

December 31, 2015
First-to-default Basket
Municipal	$—	$—	$100	$—	$100	$(8)
Index
Corporate debt	1	20	52	7	80	1
Total	$1	$20	$152	$7	$180	$(7)
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
6. Reinsurance
The effects of reinsurance on premiums and contract charges are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Direct	$177	$183	$354	$366
Assumed
Affiliate	35	33	69	65
Non-affiliate	202	209	405	419
Ceded
Affiliate	(13)	(14)	(26)	(14)
Non-affiliate	(74)	(81)	(144)	(161)
Premiums and contract charges, net of reinsurance	$327	$330	$658	$675

The effects of reinsurance on contract benefits are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Direct	$257	$247	$513	$521
Assumed
Affiliate	20	20	41	39
Non-affiliate	145	135	278	270
Ceded
Affiliate	(9)	(11)	(18)	(11)
Non-affiliate	(72)	(45)	(135)	(115)
Contract benefits, net of reinsurance	$341	$346	$679	$704
The effects of reinsurance on interest credited to contractholder funds are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Direct	$154	$158	$315	$316
Assumed
Affiliate	2	2	4	5
Non-affiliate	27	25	52	61
Ceded
Affiliate	(5)	(5)	(10)	(5)
Non-affiliate	(6)	(6)	(11)	(12)
Interest credited to contractholder funds, net of reinsurance	$172	$174	$350	$365

7. Guarantees and Contingent Liabilities
Guarantees
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
The aggregate liability balance related to all guarantees was not material as of June 30, 2016.
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
8. Other Comprehensive Income
The components of other comprehensive income (loss) on a pre-tax and after-tax basis are as follows:

($ in millions)	Three months ended June 30,
	2016			2015
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$351	$(123)	$228	$(655)	$229	$(426)
Less: reclassification adjustment of realized capital gains and losses	(8)	3	(5)	62	(22)	40
Unrealized net capital gains and losses	359	(126)	233	(717)	251	(466)
Unrealized foreign currency translation adjustments	9	(3)	6	(8)	3	(5)
Other comprehensive income (loss)	$368	$(129)	$239	$(725)	$254	$(471)

	Six months ended June 30,
	2016			2015
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$674	$(236)	$438	$(452)	$158	$(294)
Less: reclassification adjustment of realized capital gains and losses	(55)	19	(36)	156	(55)	101
Unrealized net capital gains and losses	729	(255)	474	(608)	213	(395)
Unrealized foreign currency translation adjustments	6	(2)	4	(11)	4	(7)
Other comprehensive income (loss)	$735	$(257)	$478	$(619)	$217	$(402)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Allstate Life Insurance Company
Northbrook, Illinois 60062

We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the “Company”), an affiliate of The Allstate Corporation, as of June 30, 2016, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2016 and 2015, and of shareholder’s equity and cash flows for the six-month periods ended June 30, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.

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

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
August 5, 2016

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2016 AND 2015

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
HIGHLIGHTS

•
Net income was $94 million and $146 million in the second quarter and first six months of 2016, respectively, compared to $150 million and $303 million in the second quarter and first six months of 2015, respectively.

•
Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $324 million in the second quarter of 2016, a decrease of 0.9% from $327 million in the second quarter of 2015, and $652 million in the first six months of 2016, a decrease of 2.5% from $669 million in the first six months of 2015.

•
Investments totaled $35.89 billion as of June 30, 2016, reflecting an increase of $926 million from $34.96 billion as of December 31, 2015. Net investment income decreased 12.1% to $416 million in the second quarter of 2016 and 13.6% to $816 million in the first six months of 2016 from $473 million and $944 million in the second quarter and first six months of 2015, respectively.

•
Net realized capital losses totaled $1 million and $47 million in the second quarter and first six months of 2016, respectively, compared to net realized capital gains of $59 million and $170 million in the second quarter and first six months of 2015, respectively.

•	Contractholder funds totaled $20.07 billion as of June 30, 2016, reflecting a decrease of $469 million from $20.54 billion as of December 31, 2015.

•
Effective April 1, 2015, ALIC entered into a coinsurance reinsurance agreement with Allstate Assurance Company (“AAC”) to cede certain interest-sensitive life insurance policies with contractholder funds totaling $476 million to AAC. This business generated approximately $14 million of contract charges and $9 million of contract benefits per quarter in 2014.

OPERATIONS
Summary analysis Summarized financial data is presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenues
Premiums	$147	$148	$296	$298
Contract charges	180	182	362	377
Net investment income	416	473	816	944
Realized capital gains and losses	(1)	59	(47)	170
Total revenues	742	862	1,427	1,789

Costs and expenses
Contract benefits	(341)	(346)	(679)	(704)
Interest credited to contractholder funds	(172)	(174)	(350)	(365)
Amortization of DAC	(37)	(38)	(74)	(78)
Operating costs and expenses	(52)	(75)	(108)	(155)
Restructuring and related charges	(1)	(2)	(1)	(2)
Interest expense	(3)	(4)	(7)	(8)
Total costs and expenses	(606)	(639)	(1,219)	(1,312)

Gain on disposition of operations	1	2	3	—
Income tax expense	(43)	(75)	(65)	(174)
Net income	$94	$150	$146	$303

Investments as of June 30			$35,888	$35,932
Net income was $94 million in the second quarter of 2016 compared to $150 million in the second quarter of 2015. The decrease was primarily due to net realized capital gains in second quarter 2015 and lower net investment income, partially offset by lower operating costs and expenses. Net income was $146 million in the first six months of 2016 compared to $303 million in the first six months of 2015. The decrease was primarily due to net realized capital losses in the first six months of 2016 compared to net realized capital gains in the first six months of 2015 and lower net investment income, partially offset by lower operating costs and expenses and lower contract benefits.
Analysis of revenues Total revenues decreased 13.9% or $120 million and 20.2% or $362 million in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015, primarily due to net realized capital losses in the current year periods compared to net realized capital gains in the prior year periods and lower net investment income.
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

The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Underwritten products
Traditional life insurance premiums	$125	$126	$251	$255
Accident and health insurance premiums	22	22	45	43
Interest-sensitive life insurance contract charges	177	179	356	371
Subtotal	324	327	652	669

Annuities
Immediate annuities with life contingencies premiums	—	—	—	—
Other fixed annuity contract charges	3	3	6	6
Subtotal	3	3	6	6
Premiums and contract charges (1)	$327	$330	$658	$675
____________

(1)
Contract charges related to the cost of insurance totaled $124 million and $123 million for the second quarter of 2016 and 2015, respectively, and $249 million and $258 million in the first six months of 2016 and 2015, respectively.

Premiums and contract charges decreased 0.9% or $3 million and 2.5% or $17 million in the second quarter and first six months of 2016, respectively, compared to the same periods of 2015. The decrease in second quarter 2016 was primarily due to lower sales of traditional life insurance, partially offset by lower traditional life reinsurance ceded. The decrease in the first six months of 2016 was primarily due to lower interest-sensitive life insurance contract charges related to the reinsurance agreement with AAC effective April 1, 2015.
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

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Contractholder funds, beginning balance	$20,329	$21,538	$20,542	$21,816

Deposits
Interest-sensitive life insurance	201	211	406	433
Fixed annuities	40	53	84	104
Total deposits	241	264	490	537

Interest credited	171	173	348	365

Benefits, withdrawals, maturities and other adjustments
Benefits	(221)	(277)	(468)	(546)
Surrenders and partial withdrawals	(288)	(293)	(524)	(594)
Maturities of and interest payments on institutional products	—	(1)	—	(1)
Contract charges	(165)	(166)	(332)	(347)
Net transfers from separate accounts	1	2	2	3
Other adjustments (1)	5	(7)	15	—
Total benefits, withdrawals, maturities and other adjustments	(668)	(742)	(1,307)	(1,485)

Contractholder funds, ending balance	$20,073	$21,233	$20,073	$21,233
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

Contractholder funds decreased 1.3% and 2.3% in the second quarter and first six months of 2016, respectively, primarily due to the continued runoff of our deferred fixed annuity business. We stopped offering new deferred fixed annuities beginning January 1, 2014, but still accept additional deposits on existing contracts.
Contractholder deposits decreased 8.7% in the second quarter of 2016 compared to the second quarter of 2015, primarily due to lower additional deposits on fixed annuities and interest-sensitive life insurance. Contractholder deposits decreased 8.8% in the first six months of 2016 compared to the the first six months of 2015, primarily due to lower additional deposits on fixed annuities and interest-sensitive life insurance and lower deposits on interest-sensitive life insurance resulting from the absence of deposits on the business reinsured to AAC effective April 1, 2015.
Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 1.7% to $288 million in the second quarter of 2016 and 11.8% to $524 million in the first six months of 2016 from $293 million and $594 million in the second quarter and first six months of 2015, respectively, due to decreases in fixed annuities. The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 6.4% in the first six months of 2016 compared to 6.8% in the first six months of 2015.
Analysis of costs and expenses Total costs and expenses decreased 5.2% or $33 million in the second quarter of 2016 and 7.1% or $93 million in the first six months of 2016 compared to the same periods of 2015, primarily due to lower operating costs and expenses, lower contract benefits and lower interest credited to contractholder funds.
Contract benefits decreased 1.4% or $5 million in the second quarter of 2016 compared to the second quarter of 2015, primarily due to favorable life insurance mortality experience, partially offset by unfavorable immediate annuity mortality experience. Contract benefits decreased 3.6% or $25 million in the first six months of 2016 compared to the first six months of 2015, primarily due to favorable life insurance mortality experience and a decline related to the reinsurance agreement with AAC effective April 1, 2015, partially offset by unfavorable immediate annuity mortality experience.
In 2015, we initiated a mortality study for our structured settlement annuities with life contingencies (a type of immediate fixed annuities), which is estimated to be completed in 2016. The study thus far indicates that annuitants may be living longer and receiving benefits for a longer period than originally estimated. A substantial portion of the structured settlement annuity business includes annuitants with severe injuries or other health impairments which significantly reduced their life expectancy at the time the annuity was issued. Medical advances and access to medical care may be favorably impacting mortality rates. The preliminary results of the study were considered in the premium deficiency and profits followed by losses evaluations as of June 30, 2016 and December 31, 2015, and no adjustments were recognized. We anticipate that mortality and investment and reinvestment yields are the factors that would be most likely to require premium deficiency or profits followed by losses adjustments.
We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”). This implied interest totaled $129 million and $257 million in the second quarter and first six months of 2016, respectively, compared to $127 million and $256 million in the second quarter and first six months of 2015, respectively.
The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Life insurance	$73	$62	$143	$127
Accident and health insurance	11	7	22	19
Annuities	(25)	(17)	(42)	(38)
Total benefit spread	$59	$52	$123	$108
Benefit spread increased 13.5% or $7 million in the second quarter of 2016 compared to the second quarter of 2015, primarily due to favorable life insurance mortality and accident and health morbidity experience, partially offset by unfavorable immediate annuity mortality experience. Benefit spread increased 13.9% or $15 million in the first six months of 2016 compared to the first six months of 2015, primarily due to favorable life insurance mortality experience, partially offset by a decline related to the reinsurance agreement with AAC effective April 1, 2015.
Interest credited to contractholder funds decreased 1.1% or $2 million in the second quarter of 2016 compared to the second quarter of 2015, primarily due to lower average contractholder funds. Interest credited to contractholder funds decreased 4.1% or $15 million in the first six months of 2016 compared to the first six months of 2015, primarily due to lower average contractholder funds and a decline related to the reinsurance agreement with AAC effective April 1, 2015. Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged increased interest credited to contractholder funds by $6 million in second quarter 2016 compared to a decrease of $6 million in second quarter 2015, and increased interest credited to contractholder funds by $12 million in the first six months of 2016 compared to an increase of $1 million in the first six months of 2015.
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

The investment spread by product group is shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Annuities and institutional products	$35	$75	$51	$144
Life insurance	30	36	65	71
Accident and health insurance	2	2	3	3
Net investment income on investments supporting capital	54	53	102	106
Investment spread before valuation changes on embedded derivatives that are not hedged	121	166	221	324
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	(6)	6	(12)	(1)
Total investment spread	$115	$172	$209	$323
Investment spread before valuation changes on embedded derivatives that are not hedged decreased 27.1% or $45 million in the second quarter of 2016 and 31.8% or $103 million in the first six months of 2016 compared to the same periods of 2015, primarily due to lower net investment income, partially offset by lower credited interest.
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

	Three months ended June 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2016	2015	2016	2015	2016	2015
Interest-sensitive life insurance	5.0%	5.3%	3.9%	3.9%	1.1%	1.4%
Deferred fixed annuities and institutional products	4.2	4.4	2.8	2.8	1.4	1.6
Immediate fixed annuities with and without life contingencies	6.5	7.5	5.9	5.9	0.6	1.6
Investments supporting capital, traditional life and other products	3.8	4.0	n/a	n/a	n/a	n/a

	Six months ended June 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2016	2015	2016	2015	2016	2015
Interest-sensitive life insurance	5.1%	5.4%	3.9%	3.9%	1.2%	1.5%
Deferred fixed annuities and institutional products	4.1	4.4	2.8	2.8	1.3	1.6
Immediate fixed annuities with and without life contingencies	6.3	7.4	5.9	5.9	0.4	1.5
Investments supporting capital, traditional life and other products	3.7	4.3	n/a	n/a	n/a	n/a
The following table summarizes our product liabilities and indicates the account value of those contracts and policies for which an investment spread is generated.

($ in millions)	June 30,
	2016	2015
Immediate fixed annuities with life contingencies	$8,651	$8,747
Other life contingent contracts and other	2,689	2,654
Reserve for life-contingent contract benefits	$11,340	$11,401

Interest-sensitive life insurance	$7,283	$7,234
Deferred fixed annuities	9,284	10,294
Immediate fixed annuities without life contingencies	3,139	3,344
Institutional products	85	85
Other	282	276
Contractholder funds	$20,073	$21,233

Amortization of DAC The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$34	$35	$70	$74
Amortization relating to realized capital gains and losses (1) and valuation changes on embedded derivatives that are not hedged	3	3	4	4
Amortization acceleration (deceleration) for changes in assumptions (“DAC unlocking”)	—	—	—	—
Total amortization of DAC	$37	$38	$74	$78
_____________

(1)
The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

Amortization of DAC decreased 2.6% or $1 million in the second quarter of 2016 and 5.1% or $4 million in the first six months of 2016 compared to the same periods of 2015.
Operating costs and expenses decreased 30.7% or $23 million in the second quarter of 2016 and 30.3% or $47 million in the first six months of 2016 compared to the same periods of 2015. The following table summarizes operating costs and expenses.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Non-deferrable commissions	$5	$3	$12	$7
General and administrative expenses	39	64	80	132
Taxes and licenses	8	8	16	16
Total operating costs and expenses	$52	$75	$108	$155
General and administrative expenses decreased 39.1% or $25 million in the second quarter of 2016 and 39.4% or $52 million in the first six months of 2016 compared to the same periods of 2015, primarily due to lower employee related and other operating costs as a result of the decline in new and inforce business.
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

INVESTMENTS
Portfolio composition The composition of the investment portfolio as of June 30, 2016 is presented in the following table.

($ in millions)		Percent to total
Fixed income securities (1)	$24,678	68.8%
Mortgage loans	3,873	10.8
Equity securities (2)	1,555	4.3
Limited partnership interests (3)	2,569	7.2
Short-term investments (4)	1,176	3.2
Policy loans	561	1.6
Other	1,476	4.1
Total	$35,888	100.0%
__________

(1)	Fixed income securities are carried at fair value. Amortized cost basis for these securities was $22.96 billion.

(2)	Equity securities are carried at fair value. Cost basis for these securities was $1.53 billion.

(3)	We have commitments to invest in additional limited partnership interests totaling $1.33 billion.

(4)	Short-term investments are carried at fair value. Amortized cost basis for these investments was $1.18 billion.
Investments totaled $35.89 billion as of June 30, 2016, increasing from $34.96 billion as of December 31, 2015, primarily due to higher fixed income valuations resulting from a decrease in risk-free interest rates and tighter credit spreads, partially offset by net reductions in contractholder funds.
Portfolio composition by investment strategy
We utilize four high level strategies to manage risks and returns and to position our portfolio to take advantage of market opportunities while attempting to mitigate adverse effects. As strategies and market conditions evolve, the asset allocation may change or assets may move between strategies.
Market-Based Core strategy seeks to deliver predictive earnings aligned to business needs through investments primarily in public fixed income and equity securities. Private fixed income assets, such as commercial mortgages, bank loans and privately placed debt are also included in this category. As of June 30, 2016, 90% of the total portfolio follows this strategy with 86% in fixed income securities and mortgage loans and 4% in equity securities.
Market-Based Active strategy seeks to outperform within the public markets through tactical positioning and by taking advantage of short-term opportunities. This strategy may generate results that meaningfully deviate from those achieved by market indices, both favorably and unfavorably. The portfolio primarily includes public fixed income and equity securities. As of June 30, 2016, 3% of the total portfolio follows this strategy with 79% in fixed income securities and 11% in equity securities.
Performance-Based Long-Term (“PBLT”) strategy seeks to deliver attractive risk-adjusted returns over a longer horizon. The achieved return is a function of both general market conditions and the performance of the underlying assets or businesses. The portfolio, which primarily includes private equity, real estate, infrastructure, timber and agriculture-related assets, is diversified across a number of characteristics, including managers or partners, vintage years, strategies, geographies (including international) and industry sectors or property types. These investments are generally illiquid in nature, often require specialized expertise, typically involve a third party manager, and may offer the potential to add value through transformation at the company or property level. As of June 30, 2016, 7% of the total portfolio follows this strategy with 94% in limited partnership interests.
Performance-Based Opportunistic strategy seeks to earn attractive returns by making investments that involve asset dislocations or special situations, often in private markets.

The following table presents the investment portfolio by strategy as of June 30, 2016.

($ in millions)	Total	Market-Based Core	Market-Based Active	Performance-Based Long-Term	Performance-Based Opportunistic
Fixed income securities	$24,678	$23,819	$842	$5	$12
Mortgage loans	3,873	3,873	—	—	—
Equity securities	1,555	1,404	121	23	7
Limited partnership interests	2,569	122	—	2,447	—
Short-term investments	1,176	1,074	102	—	—
Policy loans	561	561	—	—	—
Other	1,476	1,327	4	137	8
Total	$35,888	$32,180	$1,069	$2,612	$27
% of total		90%	3%	7%	—%

Unrealized net capital gains and losses
Fixed income securities	$1,715	$1,702	$12	$—	$1
Equity securities	23	17	6	(1)	1
Limited partnership interests	(2)	—	—	(2)	—
Other	5	5	—	—	—
Total	$1,741	$1,724	$18	$(3)	$2
Fixed income securities by type are listed in the following table.

($ in millions)	Fair value as of June 30, 2016	Percent to total investments	Fair value as of December 31, 2015	Percent to total investments
U.S. government and agencies	$671	1.9%	$977	2.8%
Municipal	2,508	7.0	2,442	7.0
Corporate	19,549	54.5	18,504	52.9
Foreign government	381	1.1	384	1.1
Asset-backed securities (“ABS”)	832	2.3	1,420	4.1
Residential mortgage-backed securities (“RMBS”)	383	1.1	451	1.3
Commercial mortgage-backed securities (“CMBS”)	339	0.9	436	1.3
Redeemable preferred stock	15	—	15	—
Total fixed income securities	$24,678	68.8%	$24,629	70.5%
As of June 30, 2016, 86.2% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), Fitch, Dominion, Kroll or Realpoint, a rating of aaa, aa, a or bbb from A.M. Best, or a comparable internal rating if an externally provided rating is not available. Credit ratings below these designations are considered low credit quality or below investment grade, which includes high yield bonds. Fixed income securities are rated by third party credit rating agencies, the National Association of Insurance Commissioners (“NAIC”), and/or are internally rated. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by investment grade and below investment grade classifications as of June 30, 2016.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$671	$71	$—	$—	$671	$71
Municipal	2,459	397	49	2	2,508	399
Corporate
Public	11,444	813	1,810	3	13,254	816
Privately placed	5,282	363	1,013	(17)	6,295	346
Foreign government	375	42	6	—	381	42
ABS
Collateralized debt obligations (“CDO”)	161	(9)	26	(5)	187	(14)
Consumer and other asset-backed securities (“Consumer and other ABS”)	639	1	6	1	645	2
RMBS
U.S. government sponsored entities (“U.S. Agency”)	75	5	—	—	75	5
Non-agency	30	(1)	278	32	308	31
CMBS	130	2	209	13	339	15
Redeemable preferred stock	15	2	—	—	15	2
Total fixed income securities	$21,281	$1,686	$3,397	$29	$24,678	$1,715
Municipal bonds totaled $2.51 billion as of June 30, 2016 with an unrealized net capital gain of $399 million. The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).
Corporate bonds, including publicly traded and privately placed, totaled $19.55 billion as of June 30, 2016, with an unrealized net capital gain of $1.16 billion. Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.
ABS, including CDO and Consumer and other ABS, totaled $832 million as of June 30, 2016, with 96.2% rated investment grade and an unrealized net capital loss of $12 million. Credit risk is managed by monitoring the performance of the underlying collateral. Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.
CDO totaled $187 million as of June 30, 2016, with 86.1% rated investment grade and an unrealized net capital loss of $14 million. CDO consist of obligations collateralized by cash flow CDO, which are structures collateralized primarily by below investment grade senior secured corporate loans.
Consumer and other ABS totaled $645 million as of June 30, 2016, with 99.1% rated investment grade and an unrealized net capital gain of $2 million.
RMBS totaled $383 million as of June 30, 2016, with 27.4% rated investment grade and an unrealized net capital gain of $36 million. The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to prepayment risk from the underlying residential mortgage loans. RMBS consists of a U.S. Agency portfolio having collateral issued or guaranteed by U.S. government agencies and a non-agency portfolio consisting of securities collateralized by Prime, Alt-A and Subprime loans. The non-agency portfolio totaled $308 million as of June 30, 2016, with 9.7% rated investment grade and an unrealized net capital gain of $31 million.
CMBS totaled $339 million as of June 30, 2016, with 38.3% rated investment grade and an unrealized net capital gain of $15 million. The CMBS portfolio is subject to credit risk and has a sequential paydown structure. All of the CMBS investments are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.
Mortgage loans totaled $3.87 billion as of June 30, 2016 and primarily comprise loans secured by first mortgages on developed commercial real estate. Key considerations used to manage our exposure include property type and geographic diversification. For further detail on our mortgage loan portfolio, see Note 3 of the condensed consolidated financial statements.

Equity securities primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments. The equity securities portfolio was $1.56 billion as of June 30, 2016, with an unrealized net capital gain of $23 million.
Limited partnership interests include interests in private equity funds and co-investments, real estate funds and joint ventures, and other funds. The following table presents carrying value and other information about our limited partnership interests as of June 30, 2016.

($ in millions)	Private equity	Real estate	Other	Total
Cost method of accounting (“Cost”)	$523	$63	$—	$586
Equity method of accounting (“EMA”)	1,485	376	122	1,983
Total	$2,008	$439	$122	$2,569

Number of managers	114	23	2	139
Number of individual investments	202	48	2	252
Largest exposure to single investment	$134	$52	$61	$134
Unrealized net capital gains totaled $1.74 billion as of June 30, 2016 compared to $883 million as of December 31, 2015.  The increase was primarily due to a decrease in risk-free interest rates and tighter credit spreads.
The following table presents unrealized net capital gains and losses.

($ in millions)	June 30, 2016	December 31, 2015
U.S. government and agencies	$71	$57
Municipal	399	280
Corporate	1,162	435
Foreign government	42	36
ABS	(12)	(23)
RMBS	36	45
CMBS	15	27
Redeemable preferred stock	2	2
Fixed income securities	1,715	859
Equity securities	23	16
Derivatives	5	10
EMA limited partnerships	(2)	(2)
Unrealized net capital gains and losses, pre-tax	$1,741	$883
The unrealized net capital gain for the fixed income portfolio totaled $1.72 billion, comprised of $1.90 billion of gross unrealized gains and $187 million of gross unrealized losses as of June 30, 2016. This is compared to an unrealized net capital gain for the fixed income portfolio totaling $859 million, comprised of $1.32 billion of gross unrealized gains and $462 million of gross unrealized losses as of December 31, 2015.

Gross unrealized gains and losses on fixed income securities by type and sector as of June 30, 2016 are provided in the following table.

($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
Corporate:
Banking	$1,011	$37	$(41)	$1,007
Energy	1,309	65	(31)	1,343
Basic industry	869	48	(16)	901
Consumer goods (cyclical and non-cyclical)	5,250	318	(15)	5,553
Utilities	3,324	408	(14)	3,718
Transportation	966	90	(12)	1,044
Communications	1,368	88	(11)	1,445
Technology	1,048	43	(5)	1,086
Financial services	1,063	77	(5)	1,135
Capital goods	1,914	127	(4)	2,037
Other	265	15	—	280
Total corporate fixed income portfolio	18,387	1,316	(154)	19,549
U.S. government and agencies	600	71	—	671
Municipal	2,109	405	(6)	2,508
Foreign government	339	42	—	381
ABS	844	4	(16)	832
RMBS	347	40	(4)	383
CMBS	324	22	(7)	339
Redeemable preferred stock	13	2	—	15
Total fixed income securities	$22,963	$1,902	$(187)	$24,678
The consumer goods, utilities and capital goods sectors comprise 28%, 19% and 10%, respectively, of the carrying value of our corporate fixed income securities portfolio as of June 30, 2016. The banking, energy and basic industry sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of June 30, 2016. In general, the gross unrealized losses are related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase. Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.
Global oil prices and natural gas values have declined significantly from 2014 through the first quarter of 2016. Although values increased during second quarter 2016, they remain volatile. In the fixed income and equity securities tables above and below, oil and natural gas exposure is reflected within the energy sector. Within this sector, we continue to monitor the impact to our investment portfolio for those companies that may be adversely affected, both directly and indirectly. If oil and natural gas prices return to depressed levels for an extended period, certain issuers and investments may come under duress and result in increased other-than-temporary impairments and unrealized losses in these parts of our investment portfolio.
In the six months ended June 30, 2016, we reduced our corporate fixed income and equity securities that have direct exposure to the energy sector by $574 million of fair value to $1.41 billion. Securities that have direct exposure to the energy sector are presented in the following table.

($ in millions)	June 30, 2016		December 31, 2015
	Fair value (1)	Amortized cost or Cost	Fair value	Amortized cost or Cost
Fixed income securities	$1,343	$1,309	$1,908	$2,015
Equity securities	64	64	73	83
Total (2)	$1,407	$1,373	$1,981	$2,098
_______________

(1)	76% of the corporate fixed income securities with direct exposure to the energy sector were investment grade as of June 30, 2016, compared to 85% as of December 31, 2015.

(2)	In addition, private equity limited partnership interests with exposure to energy totaled approximately $180 million as of June 30, 2016.

Securities with gross unrealized losses that have direct exposure to the energy sector are presented in the following table.

($ in millions)	June 30, 2016		December 31, 2015
	Fair value	Gross unrealized losses (1)	Fair value	Gross unrealized losses
Fixed income securities	$450	$(31)	$1,126	$(151)
Equity securities	23	(3)	57	(12)
Total	$473	$(34)	$1,183	$(163)
_______________

(1)
Gross unrealized losses on below investment grade corporate fixed income securities with direct exposure to the energy sector totaled $22 million of which $16 million relate to securities that had been in an unrealized loss position for a period of twelve or more consecutive months as of June 30, 2016.

The following table summarizes the fair value and gross unrealized losses of fixed income securities by type and investment grade classification as of June 30, 2016.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate:
Banking	$154	$(34)	$35	$(7)	$189	$(41)
Energy	245	(9)	205	(22)	450	(31)
Basic industry	63	(3)	73	(13)	136	(16)
Consumer goods (cyclical and non-cyclical)	110	—	297	(15)	407	(15)
Utilities	151	(10)	80	(4)	231	(14)
Transportation	45	(12)	5	—	50	(12)
Communications	20	—	194	(11)	214	(11)
Technology	32	(3)	72	(2)	104	(5)
Financial services	20	(3)	68	(2)	88	(5)
Capital goods	55	(1)	85	(3)	140	(4)
Other	—	—	11	—	11	—
Total corporate fixed income portfolio	895	(75)	1,125	(79)	2,020	(154)
U.S. government and agencies	60	—	—	—	60	—
Municipal	1	—	17	(6)	18	(6)
Foreign government	—	—	—	—	—	—
ABS	258	(11)	22	(5)	280	(16)
RMBS	14	(1)	40	(3)	54	(4)
CMBS	10	—	70	(7)	80	(7)
Total fixed income securities	$1,238	$(87)	$1,274	$(100)	$2,512	$(187)

The following table summarizes the fair value and gross unrealized losses for below investment grade corporate fixed income securities by sector and credit rating as of June 30, 2016.

($ in millions)	Less than 12 months
	Ba		B		Caa or lower		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate:
Banking	$1	$—	$—	$—	$—	$—	$1	$—
Energy	43	(1)	28	(2)	4	(3)	75	(6)
Basic industry	27	—	—	—	9	(9)	36	(9)
Consumer goods (cyclical and non-cyclical)	87	(3)	126	(6)	6	—	219	(9)
Utilities	16	—	30	(1)	6	—	52	(1)
Transportation	—	—	—	—	—	—	—	—
Communications	55	(2)	41	(1)	—	—	96	(3)
Technology	21	—	34	(1)	3	—	58	(1)
Financial services	57	(1)	1	—	—	—	58	(1)
Capital goods	38	—	30	(1)	4	—	72	(1)
Other	—	—	11	—	—	—	11	—
Subtotal	$345	$(7)	$301	$(12)	$32	$(12)	$678	$(31)

	12 months or more
	Ba		B		Caa or lower		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate:
Banking	$34	$(7)	$—	$—	$—	$—	$34	$(7)
Energy	99	(7)	22	(6)	9	(3)	130	(16)
Basic industry	36	(2)	—	—	1	(2)	37	(4)
Consumer goods (cyclical and non-cyclical)	32	(2)	46	(4)	—	—	78	(6)
Utilities	9	(1)	6	(1)	13	(1)	28	(3)
Transportation	5	—	—	—	—	—	5	—
Communications	41	(3)	45	(3)	12	(2)	98	(8)
Technology	14	(1)	—	—	—	—	14	(1)
Financial services	10	(1)	—	—	—	—	10	(1)
Capital goods	3	—	10	(2)	—	—	13	(2)
Other	—	—	—	—	—	—	—	—
Subtotal	$283	$(24)	$129	$(16)	$35	$(8)	$447	$(48)

Total	$628	$(31)	$430	$(28)	$67	$(20)	$1,125	$(79)
Of the unrealized losses on below investment grade corporate fixed income securities, 60.8% or $48 million relate to securities that had been in an unrealized loss position for a period of twelve or more consecutive months as of June 30, 2016. Unrealized losses were concentrated in the energy, consumer goods, basic industry and communications sectors.
The unrealized net capital gain for the equity portfolio totaled $23 million, comprised of $88 million of gross unrealized gains and $65 million of gross unrealized losses as of June 30, 2016. This is compared to an unrealized net capital gain for the equity portfolio totaling $16 million, comprised of $76 million of gross unrealized gains and $60 million of gross unrealized losses as of December 31, 2015.

Gross unrealized gains and losses on equity securities by sector as of June 30, 2016 are provided in the table below.

($ in millions)	Cost	Gross unrealized		Fair value
		Gains	Losses
Consumer goods (cyclical and non-cyclical)	$324	$31	$(20)	$335
Banking	97	1	(16)	82
Financial services	70	4	(7)	67
Technology	118	10	(6)	122
Communications	65	6	(4)	67
Energy	64	3	(3)	64
Basic industry	37	5	(2)	40
Capital goods	98	8	(2)	104
Real estate	32	3	(2)	33
Transportation	19	1	(2)	18
Utilities	31	3	—	34
Funds	577	13	(1)	589
Total equity securities	$1,532	$88	$(65)	$1,555
Within the equity portfolio, the unrealized losses were primarily concentrated in the consumer goods, banking and financial services sectors. The unrealized losses were company and sector specific.
On June 23, 2016, the United Kingdom (“U.K.”) held a referendum in which they voted to leave the European Union. The vote is expected to be followed by the formal process of withdrawal under Article 50 of the Lisbon Treaty that, once invoked, would take place over a period of up to two years. Prior to the vote, we reduced our direct and counterparty exposure to the European banking and financial services sectors and repositioned global equity exposure in our market-based strategies. The majority of our investments with U.K. and European credit exposure are in multinational public companies with global revenue sources that are diversified across region and sector. As of June 30, 2016, the fair value of our fixed income and equity securities with direct exposure to the U.K. and other countries in the European Union was approximately $824 million and $969 million, respectively, with net unrealized capital gains of $28 million and $36 million, respectively. In addition, we have limited partnerships with exposure to the U.K. and other countries in Europe of approximately $106 million and $316 million, respectively, that are typically more sensitive to local economic conditions. Significant uncertainty exists as the U.K.’s exit from the European Union will be a multi-year process and impacts on the global economy are difficult to predict. We expect the impact on the Company to be immaterial.
Net investment income The following table presents net investment income.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Fixed income securities	$274	$326	$544	$660
Mortgage loans	47	52	94	101
Equity securities	14	8	21	13
Limited partnership interests	66	73	129	145
Short-term investments	1	1	3	1
Policy loans	8	8	16	17
Other	23	18	44	36
Investment income, before expense	433	486	851	973
Investment expense	(17)	(13)	(35)	(29)
Net investment income	$416	$473	$816	$944

Market-Based Core	$353	$402	$697	$810
Market-Based Active	9	6	16	11
Performance-Based Long-Term	70	76	136	150
Performance-Based Opportunistic	1	2	2	2
Investment income, before expense	$433	$486	$851	$973
Net investment income decreased 12.1% or $57 million in the second quarter of 2016 and 13.6% or $128 million in the first six months of 2016 compared to the same periods of 2015, primarily due to lower fixed income portfolio yields and lower average investment balances. Net investment income in the second quarter and first six months of 2016 includes $12 million and $14 million, respectively, related to prepayment fee income compared to $12 million and $19 million in the second quarter and first six months of 2015, respectively. Prepayment fee income may vary significantly from period to period.
During the third quarter of 2015, approximately $2 billion of longer duration fixed income securities were sold. Proceeds from these sales were initially reinvested in shorter duration fixed income and public equity securities. We expect to increase the portfolio allocation to performance-based investments over time. These investments primarily support our immediate annuity liabilities and are intended to improve our long-term economic results. Since June 30, 2015, the carrying value of performance-based investments and market-based equity securities have increased by $1.23 billion to $4.16 billion. The increase is expected to reach $2 billion by the end of 2018. The carrying value will vary from period to period and reflect amounts invested, cash distributions received from investments and changes in valuation of the underlying investments.
Realized capital gains and losses The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Impairment write-downs	$(18)	$(5)	$(42)	$(12)
Change in intent write-downs	(4)	(4)	(7)	(7)
Net other-than-temporary impairment losses recognized in earnings	(22)	(9)	(49)	(19)
Sales and other	20	69	6	186
Valuation and settlements of derivative instruments	1	(1)	(4)	3
Realized capital gains and losses, pre-tax	(1)	59	(47)	170
Income tax benefit (expense)	1	(21)	17	(60)
Realized capital gains and losses, after-tax	$—	$38	$(30)	$110

Market-Based Core	$2	$58	$(36)	$158
Market-Based Active	5	3	—	10
Performance-Based Long-Term	(7)	(3)	(10)	1
Performance-Based Opportunistic	(1)	1	(1)	1
Realized capital gains and losses, pre-tax	$(1)	$59	$(47)	$170
Impairment write-downs are presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Fixed income securities	$(2)	$(3)	$(12)	$(6)
Equity securities	(13)	(1)	(35)	(3)
Limited partnership interests	(3)	—	6	(2)
Other investments	—	(1)	(1)	(1)
Impairment write-downs	$(18)	$(5)	$(42)	$(12)
Impairment write-downs on fixed income securities for the three and six months ended June 30, 2016 were primarily driven by corporate fixed income securities impacted by issuer specific circumstances. Equity securities were written down primarily due to the length of time and extent to which fair value was below cost, considering our assessment of the financial condition and near-term and long-term prospects of the issuer, including relevant industry conditions and trends. Limited partnership write-downs primarily related to investments with exposure to the energy sector. The six month period ended June 30, 2016 also included the recovery in value of a limited partnership that was previously written down. Impairment write-downs in the above table include $11 million and $31 million related to investments with exposure to the energy sector in the three and six months ended June 30, 2016, respectively.
Change in intent write-downs totaled $4 million and $7 million in the three and six months ended June 30, 2016, respectively, and primarily relate to $531 million of equity securities as of June 30, 2016 that we may not hold for a period of time sufficient to recover unrealized losses given our preference to maintain flexibility to reposition the portfolio.
Sales and other generated $20 million and $6 million of net realized capital gains in the three and six months ended June 30, 2016. Sales in second quarter 2016 primarily included sales of equity securities in connection with ongoing portfolio management. Sales in first quarter 2016 included $43 million of losses on $781 million of sales to reduce our exposure to the energy, metals and mining sectors.

Valuation and settlements of derivative instruments generated a net realized capital gain of $1 million for the three months ended June 30, 2016, primarily comprised of gains on foreign currency contracts due to the strengthening of the U.S. Dollar partially offset by losses on equity futures contracts used for risk management due to an increase in equity indices. Valuation and settlements of derivative instruments generated net realized capital losses of $4 million for the six months ended June 30, 2016, primarily comprised of losses on equity futures contracts used for risk management due to increases in equity indices and losses on credit default swaps due to the tightening of credits spreads on the underlying credit names.
Performance-based long-term investments primarily include private equity, real estate, infrastructure, timber and agriculture-related assets and are materially reflected through our limited partnership investments.
The following table presents investment income for PBLT investments.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Limited partnerships
Private equity (1)	$61	$62	$113	$101
Real estate	4	12	14	46
Timber and agriculture-related	1	—	2	—
PBLT - limited partnerships (2)	66	74	129	147

Other
Private equity	—	1	—	1
Real estate	4	1	7	2
Timber and agriculture-related	—	—	—	—
PBLT - other	4	2	7	3

Total
Private equity	61	63	113	102
Real estate	8	13	21	48
Timber and agriculture-related	1	—	2	—
Total PBLT	$70	$76	$136	$150

Asset level operating expenses (3)	$(4)	$(1)	$(7)	$(2)
______________________________

(1)	Includes infrastructure.

(2)
Other limited partnership interests are located in the market-based core investing strategy and are not included in the performance-based long-term table above. Investment income was zero and $(1) million in the second quarter of 2016 and 2015, respectively, and zero and $(2) million in the first six months of 2016 and 2015, respectively, for these limited partnership interests.

(3)	When calculating the pre-tax yields, asset level operating expenses are netted against income for directly held real estate, timber and other consolidated investments.
PBLT investments produced investment income of $70 million and $136 million in the second quarter and first six months of 2016, respectively, compared to $76 million and $150 million in the second quarter and first six months of 2015, respectively. The decreases in both periods were primarily due to a decrease in income from real estate investments as a result of lower appreciation.

The following table presents realized capital gains and losses for PBLT investments.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Limited partnerships
Private equity	$(6)	$(2)	$3	$2
Real estate	2	—	2	—
Timber and agriculture-related	—	—	—	—
PBLT - limited partnerships (1)	(4)	(2)	5	2

Other
Private equity	(3)	(1)	(16)	(1)
Real estate	—	—	1	—
Timber and agriculture-related	—	—	—	—
PBLT - other	(3)	(1)	(15)	(1)

Total
Private equity	(9)	(3)	(13)	1
Real estate	2	—	3	—
Timber and agriculture-related	—	—	—	—
Total PBLT	$(7)	$(3)	$(10)	$1
______________________________

(1)
Other limited partnership interests are located in the market-based core investing strategy and are not included in the performance-based long-term table above. Realized capital gains and losses were $4 million and zero in the second quarter of 2016 and 2015, respectively, and $8 million and zero in the first six months of 2016 and 2015, respectively, for these limited partnership interests.

Realized capital losses on PBLT investments were $7 million and $10 million in the second quarter and first six months of 2016, respectively, compared to realized capital losses of $3 million and realized capital gains of $1 million in the second quarter and first six months of 2015, respectively. Second quarter 2016 included impairment write-downs on certain investments with exposure to the energy sector. The first six months of 2016 included impairment write-downs on certain investments with exposure to the energy sector, partially offset by the recovery in value of a limited partnership that was previously written-down.
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

($ in millions)	June 30, 2016	December 31, 2015
Common stock, retained income and additional capital paid-in	$5,558	$5,412
Accumulated other comprehensive income	999	521
Total shareholder’s equity	6,557	5,933
Notes due to related parties	325	275
Total capital resources	$6,882	$6,208
Shareholder’s equity increased in the first six months of 2016, primarily due to increased unrealized net capital gains on investments and net income.
Notes due to related parties increased in second quarter 2016 due to the issuance of a $50 million surplus note that was sold to an unconsolidated affiliate.
Financial ratings and strength Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, the current level of operating leverage and AIC’s ratings. In April 2016, A.M. Best affirmed our insurance financial strength rating of A+ and the outlook for the rating remained stable. In July 2016, S&P affirmed our insurance financial strength rating of A+ and the outlook for the rating remained stable. There have been no changes to our rating from Moody’s since December 31, 2015.
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
Allstate parent company capital capacity At the parent holding company level, the Corporation has deployable assets totaling $2.46 billion as of June 30, 2016 comprising cash and investments that are generally saleable within one quarter. This provides funds for the parent company’s fixed charges and other corporate purposes.
The Company has access to additional borrowing to support liquidity through the Corporation as follows. The amount available to the Company is at the discretion of the Corporation.

•
A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs. As of June 30, 2016, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•
A $1.00 billion unsecured revolving credit facility that is available for short-term liquidity requirements. In April 2016, the Corporation extended the maturity date of this facility to April 2021. The facility is fully subscribed among 11 lenders with the largest commitment being $115 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing. This facility has a financial covenant requiring that the Corporation not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 12.2% as of June 30, 2016. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Corporation’s senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during the second quarter or the first six months of 2016.

•
A universal shelf registration statement that was filed by the Corporation with the Securities and Exchange Commission on April 30, 2015. The Corporation can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 529 million shares of treasury stock as of June 30, 2016), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities the Corporation issues under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure Contractholder funds were $20.07 billion as of June 30, 2016. The following table summarizes contractholder funds by their contractual withdrawal provisions as of June 30, 2016.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$3,282	16.3%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	5,271	26.3
Market value adjustments (2)	1,749	8.7
Subject to discretionary withdrawal without adjustments (3)	9,771	48.7
Total contractholder funds (4)	$20,073	100.0%

____________

(1)	Includes $1.87 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)
$1.15 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5, 7 or 10 years) during which there is no surrender charge or market value adjustment.

(3)	88% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)	Includes $821 million of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.
Retail life and annuity products may be surrendered by customers for a variety of reasons. Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs. Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications. In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement. The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 6.4% and 6.8% in the first six months of 2016 and 2015, respectively. We strive to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.
Our asset-liability management practices enable us to manage the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance and annuity product obligations.
Cash flows As reflected in our Condensed Consolidated Statements of Cash Flows, higher cash provided by operating activities in the first six months of 2016 compared to the first six months of 2015 was primarily due to lower tax payments, partially offset by lower net investment income.
Lower cash provided by investing activities in the first six months of 2016 compared to the first six months of 2015 was the result of less cash used in financing activities due to decreased contractholder fund disbursements and lower tax payments.
Lower cash used in financing activities in the first six months of 2016 compared to the first six months of 2015 was primarily due to decreased contractholder benefits and withdrawals on fixed annuities.

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2016, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits

(a)            Exhibits

The following is a list of exhibits filed as part of this Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated August 5, 2016, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company
(Registrant)

August 5, 2016
	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)