Form 10-Q
period 2016-09-30
ALLSTATE LIFE INSURANCE CO
filed 2016-11-03
CIK 352736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

The registrant meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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
Yes ___           No   X

As of November 3, 2016, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2016

PART I	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three-Month and Nine-Month Periods Ended September 30, 2016 and 2015 (unaudited)	1

	Condensed Consolidated Statements of Financial Position as of September 30, 2016 (unaudited) and December 31, 2015	2

	Condensed Consolidated Statements of Shareholder’s Equity for the Nine-Month Periods Ended September 30, 2016 and 2015 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2016 and 2015 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

	Report of Independent Registered Public Accounting Firm	36

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Highlights	37
	Operations	38
	Investments	44
	Capital Resources and Liquidity	55
	Forward Looking Statements	57

Item 4.	Controls and Procedures	57

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	58

Item 1A.	Risk Factors	58

Item 6.	Exhibits	58

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
	(unaudited)		(unaudited)
Revenues
Premiums	$147	$150	$443	$448
Contract charges	177	180	539	557
Net investment income	408	473	1,224	1,417
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(39)	(73)	(95)	(95)
OTTI losses reclassified to (from) other comprehensive income	—	6	7	9
Net OTTI losses recognized in earnings	(39)	(67)	(88)	(86)
Sales and other realized capital gains and losses	20	256	22	445
Total realized capital gains and losses	(19)	189	(66)	359
	713	992	2,140	2,781
Costs and expenses
Contract benefits	367	353	1,046	1,057
Interest credited to contractholder funds	170	181	520	546
Amortization of deferred policy acquisition costs	24	38	98	116
Operating costs and expenses	56	56	164	211
Restructuring and related charges	—	—	1	2
Interest expense	4	4	11	12
	621	632	1,840	1,944

Gain on disposition of operations	1	2	4	2

Income from operations before income tax expense	93	362	304	839

Income tax expense	28	123	93	297

Net income	65	239	211	542

Other comprehensive income (loss), after-tax
Change in unrealized net capital gains and losses	73	(302)	547	(697)
Change in unrealized foreign currency translation adjustments	(3)	3	1	(4)
Other comprehensive income (loss), after-tax	70	(299)	548	(701)

Comprehensive income (loss)	$135	$(60)	$759	$(159)

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	September 30, 2016	December 31, 2015
Assets	(unaudited)
Investments
Fixed income securities, at fair value (amortized cost $22,999 and $23,770)	$24,796	$24,629
Mortgage loans	3,855	3,781
Equity securities, at fair value (cost $1,499 and $1,526)	1,573	1,542
Limited partnership interests	2,679	2,295
Short-term, at fair value (amortized cost $700 and $816)	700	816
Policy loans	564	572
Other	1,485	1,327
Total investments	35,652	34,962
Cash	115	104
Deferred policy acquisition costs	1,141	1,314
Reinsurance recoverables from non-affiliates	2,363	2,407
Reinsurance recoverables from affiliates	453	464
Accrued investment income	275	278
Other assets	435	510
Separate Accounts	3,450	3,639
Total assets	$43,884	$43,678
Liabilities
Contractholder funds	$19,803	$20,542
Reserve for life-contingent contract benefits	11,334	11,394
Unearned premiums	5	5
Payable to affiliates, net	43	55
Other liabilities and accrued expenses	887	849
Deferred income taxes	1,345	986
Notes due to related parties	325	275
Separate Accounts	3,450	3,639
Total liabilities	37,192	37,745
Commitments and Contingent Liabilities (Note 7)
Shareholder’s equity
Redeemable preferred stock - series A, $100 par value, 1,500,000 shares authorized, none issued	—	—
Redeemable preferred stock - series B, $100 par value, 1,500,000 shares authorized, none issued	—	—
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	1,990	1,990
Retained income	3,628	3,417
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	40	41
Other unrealized net capital gains and losses	1,173	527
Unrealized adjustment to DAC, DSI and insurance reserves	(138)	(40)
Total unrealized net capital gains and losses	1,075	528
Unrealized foreign currency translation adjustments	(6)	(7)
Total accumulated other comprehensive income	1,069	521
Total shareholder’s equity	6,692	5,933
Total liabilities and shareholder’s equity	$43,884	$43,678

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

($ in millions)	Nine months ended September 30,
	2016	2015
	(unaudited)
Common stock	$5	$5

Additional capital paid-in	1,990	1,990

Retained income
Balance, beginning of period	3,417	2,973
Net income	211	542
Dividends	—	(103)
Loss on reinsurance with an affiliate	—	(12)
Loss on sale of subsidiary to an affiliate	—	(2)
Balance, end of period	3,628	3,398

Accumulated other comprehensive income
Balance, beginning of period	521	1,379
Change in unrealized net capital gains and losses	547	(697)
Change in unrealized foreign currency translation adjustments	1	(4)
Balance, end of period	1,069	678

Total shareholder’s equity	$6,692	$6,071

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Nine months ended September 30,
	2016	2015
Cash flows from operating activities	(unaudited)
Net income	$211	$542
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(48)	(58)
Realized capital gains and losses	66	(359)
Gain on disposition of operations	(4)	(2)
Interest credited to contractholder funds	520	546
Changes in:
Policy benefits and other insurance reserves	(454)	(422)
Deferred policy acquisition costs	37	20
Reinsurance recoverables, net	25	17
Income taxes	108	128
Other operating assets and liabilities	(72)	(31)
Net cash provided by operating activities	389	381
Cash flows from investing activities
Proceeds from sales
Fixed income securities	5,116	6,758
Equity securities	842	511
Limited partnership interests	247	349
Mortgage loans	—	6
Other investments	37	18
Investment collections
Fixed income securities	1,569	1,448
Mortgage loans	280	257
Other investments	107	59
Investment purchases
Fixed income securities	(5,771)	(6,308)
Equity securities	(841)	(1,045)
Limited partnership interests	(523)	(481)
Mortgage loans	(353)	(475)
Other investments	(148)	(204)
Change in short-term investments, net	(52)	(88)
Change in policy loans and other investments, net	(37)	(17)
Disposition of operations	—	10
Net cash provided by investing activities	473	798
Cash flows from financing activities
Contractholder fund deposits	641	674
Contractholder fund withdrawals	(1,492)	(1,755)
Dividends paid	—	(17)
Net cash used in financing activities	(851)	(1,098)
Net increase in cash	11	81
Cash at beginning of period	104	146
Cash at end of period	$115	$227

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
The condensed consolidated financial statements and notes as of September 30, 2016 and for the three-month and nine-month periods ended September 30, 2016 and 2015 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated.
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
Premiums and contract charges
The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Premiums
Traditional life insurance	$124	$129	$375	$384
Accident and health insurance	23	21	68	64
Total premiums	147	150	443	448

Contract charges
Interest-sensitive life insurance	173	176	529	547
Fixed annuities	4	4	10	10
Total contract charges	177	180	539	557
Total premiums and contract charges	$324	$330	$982	$1,005
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

Pending accounting standards
Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued guidance requiring equity investments, including equity securities and limited partnership interests, that are not accounted for under the equity method of accounting or result in consolidation to be measured at fair value with changes in fair value recognized in net income. Equity investments without readily determinable fair values may be measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. When a qualitative assessment of equity investments without readily determinable fair values indicates that impairment exists, the carrying value is required to be adjusted to fair value, if lower. The guidance clarifies that an entity should evaluate the realizability of a deferred tax asset related to available-for-sale fixed income securities in combination with the entity’s other deferred tax assets. The guidance also changes certain disclosure requirements. The guidance is effective for interim and annual periods beginning after December 15, 2017, and is to be applied through a cumulative-effect adjustment to beginning retained income as of the beginning of the period of adoption. The new guidance related to equity investments without readily determinable fair values is to be applied prospectively as of the date of adoption. The Company is in the process of evaluating the impact of adoption. The most significant impacts, using values as of September 30, 2016, are expected to be the change in accounting for equity securities where $74 million of pre-tax unrealized net capital gains would be reclassified from accumulated other comprehensive income to retained income and cost method limited partnership interests (excluding limited partnership interests accounted for on a cost recovery basis) where the carrying value would increase by approximately $78 million, pre-tax, with the adjustment recorded in retained income.
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

2. Supplemental Cash Flow Information
Non-cash investing activities include $105 million and $63 million related to mergers and exchanges completed with equity securities and modifications of certain mortgage loans and other investments for the nine months ended September 30, 2016 and 2015, respectively. Non-cash financing activities include $34 million related to debt acquired in conjunction with the purchase of an investment for the nine months ended September 30, 2016.
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

($ in millions)	Nine months ended September 30,
	2016	2015
Net change in proceeds managed
Net change in fixed income securities	$(126)	$—
Net change in short-term investments	175	6
Operating cash flow provided	49	6
Net change in cash	—	1
Net change in proceeds managed	$49	$7

Net change in liabilities
Liabilities for collateral, beginning of period	$(550)	$(510)
Liabilities for collateral, end of period	(501)	(503)
Operating cash flow used	$(49)	$(7)
In second quarter 2016, the Company transferred to an unconsolidated affiliate a $50 million surplus note issued by a consolidated subsidiary in exchange for a note receivable with a principal sum equal to that of the surplus note.
3. Investments
Fair values
The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
September 30, 2016
U.S. government and agencies	$751	$65	$—	$816
Municipal	2,045	378	(6)	2,417
Corporate	18,787	1,359	(82)	20,064
Foreign government	302	39	—	341
Asset-backed securities (“ABS”)	509	3	(13)	499
Residential mortgage-backed securities (“RMBS”)	319	45	(3)	361
Commercial mortgage-backed securities (“CMBS”)	272	18	(8)	282
Redeemable preferred stock	14	2	—	16
Total fixed income securities	$22,999	$1,909	$(112)	$24,796

December 31, 2015
U.S. government and agencies	$920	$57	$—	$977
Municipal	2,162	292	(12)	2,442
Corporate	18,069	849	(414)	18,504
Foreign government	348	36	—	384
ABS	1,443	5	(28)	1,420
RMBS	406	49	(4)	451
CMBS	409	31	(4)	436
Redeemable preferred stock	13	2	—	15
Total fixed income securities	$23,770	$1,321	$(462)	$24,629

Scheduled maturities
The scheduled maturities for fixed income securities are as follows as of September 30, 2016:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$1,026	$1,043
Due after one year through five years	8,224	8,712
Due after five years through ten years	8,085	8,568
Due after ten years	4,564	5,331
	21,899	23,654
ABS, RMBS and CMBS	1,100	1,142
Total	$22,999	$24,796
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.
Net investment income
Net investment income is as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Fixed income securities	$268	$300	$812	$960
Mortgage loans	50	46	144	147
Equity securities	10	6	31	19
Limited partnership interests	67	105	196	250
Short-term investments	1	1	4	2
Policy loans	8	9	24	26
Other	21	19	65	55
Investment income, before expense	425	486	1,276	1,459
Investment expense	(17)	(13)	(52)	(42)
Net investment income	$408	$473	$1,224	$1,417
Realized capital gains and losses
Realized capital gains and losses by asset type are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Fixed income securities	$(17)	$256	$(42)	$370
Mortgage loans	—	1	1	2
Equity securities	3	(58)	(31)	(10)
Limited partnership interests	(1)	(20)	12	(18)
Derivatives	(1)	15	(2)	21
Other	(3)	(5)	(4)	(6)
Realized capital gains and losses	$(19)	$189	$(66)	$359
Realized capital gains and losses by transaction type are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Impairment write-downs	$(37)	$(17)	$(79)	$(29)
Change in intent write-downs	(2)	(50)	(9)	(57)
Net other-than-temporary impairment losses recognized in earnings	(39)	(67)	(88)	(86)
Sales and other	21	241	27	427
Valuation and settlements of derivative instruments	(1)	15	(5)	18
Realized capital gains and losses	$(19)	$189	$(66)	$359

Gross gains of $28 million and $308 million and gross losses of $18 million and $46 million were realized on sales of fixed income and equity securities during the three months ended September 30, 2016 and 2015, respectively. Gross gains of $134 million and $524 million and gross losses of $129 million and $84 million were realized on sales of fixed income and equity securities during the nine months ended September 30, 2016 and 2015, respectively.
Other-than-temporary impairment losses by asset type are as follows:

($ in millions)	Three months ended September 30, 2016			Three months ended September 30, 2015
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Corporate	$(12)	$—	$(12)	$(4)	$—	$(4)
ABS	—	—	—	(8)	6	(2)
CMBS	(3)	—	(3)	(1)	—	(1)
Total fixed income securities	(15)	—	(15)	(13)	6	(7)
Equity securities	(9)	—	(9)	(58)	—	(58)
Limited partnership interests	(12)	—	(12)	—	—	—
Other	(3)	—	(3)	(2)	—	(2)
Other-than-temporary impairment losses	$(39)	$—	$(39)	$(73)	$6	$(67)

	Nine months ended September 30, 2016			Nine months ended September 30, 2015
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Corporate	$(23)	$6	$(17)	$(11)	$3	$(8)
ABS	(4)	—	(4)	(10)	6	(4)
CMBS	(7)	1	(6)	(1)	—	(1)
Total fixed income securities	(34)	7	(27)	(22)	9	(13)
Equity securities	(51)	—	(51)	(68)	—	(68)
Limited partnership interests	(6)	—	(6)	(2)	—	(2)
Other	(4)	—	(4)	(3)	—	(3)
Other-than-temporary impairment losses	$(95)	$7	$(88)	$(95)	$9	$(86)
The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table. The amounts exclude $134 million and $138 million as of September 30, 2016 and December 31, 2015, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	September 30, 2016	December 31, 2015
Municipal	$(5)	$(5)
Corporate	(5)	(2)
ABS	(11)	(12)
RMBS	(45)	(49)
CMBS	(7)	(6)
Total	$(73)	$(74)

Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Beginning balance	$(168)	$(206)	$(200)	$(209)
Additional credit loss for securities previously other-than-temporarily impaired	(3)	(3)	(8)	(5)
Additional credit loss for securities not previously other-than-temporarily impaired	(12)	(4)	(19)	(8)
Reduction in credit loss for securities disposed or collected	4	13	48	20
Change in credit loss due to accretion of increase in cash flows	—	—	—	2
Ending balance	$(179)	$(200)	$(179)	$(200)
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

Unrealized net capital gains and losses
Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
September 30, 2016		Gains	Losses
Fixed income securities	$24,796	$1,909	$(112)	$1,797
Equity securities	1,573	116	(42)	74
Short-term investments	700	—	—	—
Derivative instruments (1)	4	4	—	4
Equity method (“EMA”) limited partnerships (2)				(2)
Unrealized net capital gains and losses, pre-tax				1,873
Amounts recognized for:
Insurance reserves (3)				—
DAC and DSI (4)				(211)
Amounts recognized				(211)
Deferred income taxes				(587)
Unrealized net capital gains and losses, after-tax				$1,075
_______________

(1)	Included in the fair value of derivative instruments is $(4) million classified as liabilities.

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

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
December 31, 2015		Gains	Losses
Fixed income securities	$24,629	$1,321	$(462)	$859
Equity securities	1,542	76	(60)	16
Short-term investments	816	—	—	—
Derivative instruments (1)	10	10	—	10
EMA limited partnerships				(2)
Unrealized net capital gains and losses, pre-tax				883
Amounts recognized for:
Insurance reserves				—
DAC and DSI				(62)
Amounts recognized				(62)
Deferred income taxes				(293)
Unrealized net capital gains and losses, after-tax				$528
_______________

(1)	Included in the fair value of derivative instruments are $6 million classified as assets and $(4) million classified as liabilities.

Change in unrealized net capital gains and losses
The change in unrealized net capital gains and losses for the nine months ended September 30, 2016 is as follows:

($ in millions)
Fixed income securities	$938
Equity securities	58
Derivative instruments	(6)
EMA limited partnerships	—
Total	990
Amounts recognized for:
Insurance reserves	—
DAC and DSI	(149)
Amounts recognized	(149)
Deferred income taxes	(294)
Increase in unrealized net capital gains and losses, after-tax	$547
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

($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses

September 30, 2016
Fixed income securities
U.S. government and agencies	10	$258	$—	—	$—	$—	$—
Municipal	2	—	—	3	18	(6)	(6)
Corporate	172	1,141	(17)	75	493	(65)	(82)
ABS	9	68	—	16	92	(13)	(13)
RMBS	32	1	—	49	40	(3)	(3)
CMBS	16	93	(7)	3	8	(1)	(8)
Total fixed income securities	241	1,561	(24)	146	651	(88)	(112)
Equity securities	183	255	(29)	61	71	(13)	(42)
Total fixed income and equity securities	424	$1,816	$(53)	207	$722	$(101)	$(154)
Investment grade fixed income securities	150	$1,126	$(7)	79	$389	$(56)	$(63)
Below investment grade fixed income securities	91	435	(17)	67	262	(32)	(49)
Total fixed income securities	241	$1,561	$(24)	146	$651	$(88)	$(112)

December 31, 2015
Fixed income securities
U.S. government and agencies	6	$91	$—	—	$—	$—	$—
Municipal	15	125	(3)	5	25	(9)	(12)
Corporate	953	5,315	(281)	78	568	(133)	(414)
Foreign government	1	2	—	—	—	—	—
ABS	81	1,152	(11)	16	154	(17)	(28)
RMBS	38	7	—	40	53	(4)	(4)
CMBS	12	75	(2)	1	2	(2)	(4)
Total fixed income securities	1,106	6,767	(297)	140	802	(165)	(462)
Equity securities	279	543	(49)	32	56	(11)	(60)
Total fixed income and equity securities	1,385	$7,310	$(346)	172	$858	$(176)	$(522)
Investment grade fixed income securities	780	$5,429	$(175)	82	$503	$(90)	$(265)
Below investment grade fixed income securities	326	1,338	(122)	58	299	(75)	(197)
Total fixed income securities	1,106	$6,767	$(297)	140	$802	$(165)	$(462)
As of September 30, 2016, $75 million of the $154 million unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $75 million, $29 million are related to unrealized losses on investment grade fixed income securities and $24 million are related to equity securities. Of the remaining $22 million, $7 million have been in an unrealized loss position for less than 12 months. Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard and Poor’s (“S&P”), a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Unrealized losses on investment grade securities are principally related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase.
As of September 30, 2016, the remaining $79 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost. Investment grade fixed income securities comprising $34 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations. Of the $79 million, $27 million are related to below investment grade fixed income securities and $18 million are related to equity securities. Of these amounts, $14 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of September 30, 2016.
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
As of September 30, 2016, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis. As of September 30, 2016, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.
Limited partnerships
As of September 30, 2016 and December 31, 2015, the carrying value of equity method limited partnerships totaled $2.05 billion and $1.77 billion, respectively.  The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary. Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.
As of September 30, 2016 and December 31, 2015, the carrying value for cost method limited partnerships was $632 million and $530 million, respectively. To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment. Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital. Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration. If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value.
Mortgage loans
Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators. Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest. Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate. Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value. Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell or present value of the loan’s expected future repayment cash flows. Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery. The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan. It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of September 30, 2016.
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

The following table reflects the carrying value of non-impaired fixed rate mortgage loans summarized by debt service coverage ratio distribution.

($ in millions)	September 30, 2016	December 31, 2015
Below 1.0	$52	$55
1.0 - 1.25	317	357
1.26 - 1.50	1,102	1,120
Above 1.50	2,378	2,243
Total non-impaired mortgage loans	$3,849	$3,775
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
The net carrying value of impaired mortgage loans is as follows:

($ in millions)	September 30, 2016	December 31, 2015
Impaired mortgage loans with a valuation allowance	$6	$6
Impaired mortgage loans without a valuation allowance	—	—
Total impaired mortgage loans	$6	$6
Valuation allowance on impaired mortgage loans	$3	$3
The average balance of impaired loans was $6 million and $12 million for the nine months ended September 30, 2016 and 2015, respectively.
The rollforward of the valuation allowance on impaired mortgage loans is as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Beginning balance	$3	$7	$3	$8
Charge offs	—	—	—	(1)
Ending balance	$3	$7	$3	$7
Payments on all mortgage loans were current as of September 30, 2016 and December 31, 2015.

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
Municipal: Comprise municipal bonds that are not rated by third party credit rating agencies.  The primary inputs to the valuation of these municipal bonds include quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements, contractual cash flows, benchmark yields and credit spreads. Also included are municipal bonds valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and municipal bonds in default valued based on the present value of expected cash flows.
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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2016.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of September 30, 2016
Assets
Fixed income securities:
U.S. government and agencies	$376	$440	$—		$816
Municipal	—	2,351	66		2,417
Corporate - public	—	13,607	36		13,643
Corporate - privately placed	—	6,179	242		6,421
Foreign government	—	341	—		341
ABS - CDO	—	118	33		151
ABS - consumer and other	—	297	51		348
RMBS	—	361	—		361
CMBS	—	282	—		282
Redeemable preferred stock	—	16	—		16
Total fixed income securities	376	23,992	428		24,796
Equity securities	1,497	2	74		1,573
Short-term investments	134	566	—		700
Other investments: Free-standing derivatives	—	88	1	$(5)	84
Separate account assets	3,450	—	—		3,450
Other assets	—	—	1		1
Total recurring basis assets	5,457	24,648	504	(5)	30,604
Non-recurring basis (1)	—	—	14		14
Total assets at fair value	$5,457	$24,648	$518	$(5)	$30,618
% of total assets at fair value	17.8%	80.5%	1.7%	—%	100%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(306)		$(306)
Other liabilities: Free-standing derivatives	—	(32)	(4)	$—	(36)
Total liabilities at fair value	$—	$(32)	$(310)	$—	$(342)
% of total liabilities at fair value	—%	9.4%	90.6%	—%	100%
 ____________

(1)	Includes $10 million of limited partnership interests and $4 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2015.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2015
Assets
Fixed income securities:
U.S. government and agencies	$546	$431	$—		$977
Municipal	—	2,364	78		2,442
Corporate - public	—	12,490	44		12,534
Corporate - privately placed	—	5,523	447		5,970
Foreign government	—	384	—		384
ABS - CDO	—	178	53		231
ABS - consumer and other	—	1,145	44		1,189
RMBS	—	451	—		451
CMBS	—	436	—		436
Redeemable preferred stock	—	15	—		15
Total fixed income securities	546	23,417	666		24,629
Equity securities	1,479	3	60		1,542
Short-term investments	193	623	—		816
Other investments: Free-standing derivatives	—	59	1	$(11)	49
Separate account assets	3,639	—	—		3,639
Other assets	1	—	1		2
Total recurring basis assets	5,858	24,102	728	(11)	30,677
Non-recurring basis (1)	—	—	8		8
Total assets at fair value	$5,858	$24,102	$736	$(11)	$30,685
% of total assets at fair value	19.1%	78.5%	2.4%	—%	100.0%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(299)		$(299)
Other liabilities: Free-standing derivatives	—	(7)	(8)	$1	(14)
Total liabilities at fair value	$—	$(7)	$(307)	$1	$(313)
% of total liabilities at fair value	—%	2.2%	98.1%	(0.3)%	100.0%

____________

(1)	Includes $3 million of limited partnership interests and $5 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.
The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
September 30, 2016
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(255)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.75%
December 31, 2015
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(247)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.76%
The embedded derivatives are equity-indexed and forward starting options in certain life and annuity products that provide customers with interest crediting rates based on the performance of the S&P 500. If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.
As of September 30, 2016 and December 31, 2015, Level 3 fair value measurements of fixed income securities total $428 million and $666 million, respectively, and include $305 million and $577 million, respectively, of securities valued based on non-

binding broker quotes where the inputs have not been corroborated to be market observable. The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above. However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value.
The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended September 30, 2016.

($ in millions)		Total gains (losses) included in:
	Balance as of June 30, 2016	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$70	$1	$(1)	$—	$—
Corporate - public	41	—	—	—	(6)
Corporate - privately placed	474	—	2	—	(211)
ABS - CDO	33	—	2	—	—
ABS - consumer and other	44	—	—	—	—
Total fixed income securities	662	1	3	—	(217)
Equity securities	52	—	—	—	—
Free-standing derivatives, net	(7)	4	—	—	—
Other assets	1	—	—	—	—
Total recurring Level 3 assets	$708	$5	$3	$—	$(217)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(304)	$(2)	$—	$—	$—
Total recurring Level 3 liabilities	$(304)	$(2)	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of September 30, 2016
Assets
Fixed income securities:
Municipal	$—	$(4)	$—	$—	$66
Corporate - public	3	(2)	—	—	36
Corporate - privately placed	1	—	—	(24)	242
ABS - CDO	—	—	—	(2)	33
ABS - consumer and other	7	—	—	—	51
Total fixed income securities	11	(6)	—	(26)	428
Equity securities	22	—	—	—	74
Free-standing derivatives, net	—	—	—	—	(3)	(2)
Other assets	—	—	—	—	1
Total recurring Level 3 assets	$33	$(6)	$—	$(26)	$500

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(1)	$1	$(306)
Total recurring Level 3 liabilities	$—	$—	$(1)	$1	$(306)
 ____________

(1)
The effect to net income totals $3 million and is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows: $3 million in realized capital gains and losses, $2 million in net investment income, $(5) million in interest credited to contractholder funds and $3 million in contract benefits.

(2)	Comprises $1 million of assets and $4 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the nine months ended September 30, 2016.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2015	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$78	$12	$(6)	$6	$—
Corporate - public	44	—	1	1	(13)
Corporate - privately placed	447	4	14	16	(276)
ABS - CDO	53	—	4	8	(1)
ABS - consumer and other	44	—	(2)	3	—
Total fixed income securities	666	16	11	34	(290)
Equity securities	60	(16)	3	—	—
Free-standing derivatives, net	(7)	4	—	—	—
Other assets	1	—	—	—	—
Total recurring Level 3 assets	$720	$4	$14	$34	$(290)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(299)	$(10)	$—	$—	$—
Total recurring Level 3 liabilities	$(299)	$(10)	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of September 30, 2016
Assets
Fixed income securities:
Municipal	$—	$(24)	$—	$—	$66
Corporate - public	6	(2)	—	(1)	36
Corporate - privately placed	68	—	—	(31)	242
ABS - CDO	—	(1)	—	(30)	33
ABS - consumer and other	7	—	—	(1)	51
Total fixed income securities	81	(27)	—	(63)	428
Equity securities	27	—	—	—	74
Free-standing derivatives, net	—	—	—	—	(3)	(2)
Other assets	—	—	—	—	1
Total recurring Level 3 assets	$108	$(27)	$—	$(63)	$500

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(2)	$5	$(306)
Total recurring Level 3 liabilities	$—	$—	$(2)	$5	$(306)
 ____________

(1)
The effect to net income totals $(6) million and is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows: $(5) million in realized capital gains and losses, $9 million in net investment income, $(11) million in interest credited to contractholder funds and $1 million in contract benefits.

(2)	Comprises $1 million of assets and $4 million of liabilities.

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
__________

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

($ in millions)		Total gains (losses)included in:
	Balance as of December 31, 2014	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$106	$3	$(2)	$—	$—
Corporate	792	11	(15)	2	(150)
ABS	129	(1)	1	21	(27)
CMBS	1	—	(1)	—	—
Total fixed income securities	1,028	13	(17)	23	(177)
Equity securities	37	—	—	—	—
Free-standing derivatives, net	(7)	—	—	—	—
Other assets	1	—	—	—	—
Total recurring Level 3 assets	$1,059	$13	$(17)	$23	$(177)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(323)	$24	$—	$—	$—
Total recurring Level 3 liabilities	$(323)	$24	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of September 30, 2015
Assets
Fixed income securities:
Municipal	$—	$(17)	$—	$(1)	$89
Corporate	20	(58)	—	(67)	535
ABS	27	—	—	(19)	131
CMBS	—	—	—	—	—
Total fixed income securities	47	(75)	—	(87)	755
Equity securities	27	—	—	—	64
Free-standing derivatives, net	—	—	—	(1)	(8)	(2)
Other assets	—	—	—	—	1
Total recurring Level 3 assets	$74	$(75)	$—	$(88)	$812

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(1)	$5	$(295)
Total recurring Level 3 liabilities	$—	$—	$(1)	$5	$(295)
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
There were no transfers between Level 1 and Level 2 during the three months and nine months ended September 30, 2016 or 2015.

Transfers into Level 3 during the three months and nine months ended September 30, 2016 and 2015 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3. Transfers out of Level 3 during the three months and nine months ended September 30, 2016 and 2015 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.
The following table provides the change in unrealized gains and losses included in net income for Level 3 assets and liabilities held as of September 30.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Assets
Fixed income securities:
Municipal	$1	$—	$1	$—
Corporate	—	3	1	8
ABS	—	—	—	1
Total fixed income securities	1	3	2	9
Equity securities	—	(1)	(16)	—
Free-standing derivatives, net	4	(1)	4	—
Total recurring Level 3 assets	$5	$1	$(10)	$9

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(2)	$19	$(10)	$24
Total recurring Level 3 liabilities	$(2)	$19	$(10)	$24
The amounts in the table above represent the change in unrealized gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3. These gains and losses total $3 million for the three months ended September 30, 2016 and are reported as follows: $3 million in realized capital gains and losses, $2 million in net investment income, $(5) million in interest credited to contractholder funds and $3 million in contract benefits. These gains and losses total $20 million for the three months ended September 30, 2015 and are reported as follows: $(2) million in realized capital gains and losses, $3 million in net investment income, $27 million in interest credited to contractholder funds and $(8) million in contract benefits. These gains and losses total $(20) million for the nine months ended September 30, 2016 and are reported as follows: $(19) million in realized capital gains and losses, $9 million in net investment income, $(11) million in interest credited to contractholder funds and $1 million in contract benefits.  These gains and losses total $33 million for the nine months ended September 30, 2015 and are reported as follows: $(2) million in realized capital gains and losses, $11 million in net investment income, $32 million in interest credited to contractholder funds and $(8) million in contract benefits.
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.
Financial assets

($ in millions)	September 30, 2016		December 31, 2015
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$3,855	$4,017	$3,781	$3,920
Cost method limited partnerships	632	724	530	661
Bank loans	477	478	502	493
Agent loans	463	452	422	408
Notes due from related party	325	325	275	275
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
Financial liabilities

($ in millions)	September 30, 2016		December 31, 2015
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$11,607	$12,308	$12,387	$12,836
Notes due to related parties	325	325	275	275
Liability for collateral	501	501	550	550
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
Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date. The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Condensed Consolidated Statements of Financial Position. For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts. As of September 30, 2016, the Company pledged $8 million of cash in the form of margin deposits.
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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of September 30, 2016.

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	$23	n/a	$—	$—	$—
Equity and index contracts
Options	Other investments	—	4,210	83	83	—
Financial futures contracts	Other assets	—	52	—	—	—
Credit default contracts
Credit default swaps – selling protection	Other investments	80	n/a	1	1	—
Other contracts
Other contracts	Other assets	3	n/a	1	1	—
Subtotal		106	4,262	85	85	—
Total asset derivatives		$106	4,262	$85	$85	$—

Liability derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$49	n/a	$4	$4	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate swap agreements	Other liabilities & accrued expenses	85	n/a	—	—	—
Interest rate cap agreements	Other liabilities & accrued expenses	44	n/a	1	1	—
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	—	4,627	(26)	—	(26)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	173	n/a	(2)	—	(2)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	420	n/a	(38)	—	(38)
Guaranteed withdrawal benefits	Contractholder funds	299	n/a	(13)	—	(13)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,741	n/a	(255)	—	(255)
Other embedded derivative financial instruments	Contractholder funds	85	n/a	—	—	—
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	86	n/a	(4)	—	(4)
Credit default swaps – selling protection	Other liabilities & accrued expenses	100	n/a	(4)	—	(4)
Subtotal		3,033	4,627	(341)	1	(342)
Total liability derivatives		3,082	4,627	(337)	$5	$(342)
Total derivatives		$3,188	8,889	$(252)
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

($ in millions)		Offsets
	Gross amount	Counter- party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
September 30, 2016
Asset derivatives	$5	$(5)	$—	$—	$—	$—
Liability derivatives	(8)	5	(5)	(8)	6	(2)

December 31, 2015
Asset derivatives	$15	$(6)	$(5)	$4	$(1)	$3
Liability derivatives	(9)	6	(5)	(8)	7	(1)
The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships. Amortization of net gains from accumulated other comprehensive income related to cash flow hedges is expected to be a gain of $1 million during the next twelve months. There was no hedge ineffectiveness reported in realized gains and losses for the three months and nine months ended September 30, 2016 or 2015.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Gain (loss) recognized in OCI on derivatives during the period	$—	$4	$(2)	$11
Gain recognized in OCI on derivatives during the term of the hedging relationship	4	11	4	11
Gain (loss) reclassified from AOCI into income (net investment income)	1	—	1	(1)
Gain reclassified from AOCI into income (realized capital gains and losses)	—	—	3	3

The following tables present gains and losses from valuation and settlements reported on derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations and Comprehensive Income. For the three months and nine months ended September 30, 2016 and 2015, the Company had no derivatives used in fair value hedging relationships.

($ in millions)	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Three months ended September 30, 2016
Equity and index contracts	$(2)	$—	$14	$12
Embedded derivative financial instruments	—	3	(5)	(2)
Foreign currency contracts	(2)	—	—	(2)
Credit default contracts	3	—	—	3
Total	$(1)	$3	$9	$11

Nine months ended September 30, 2016
Interest rate contracts	$(1)	$—	$—	$(1)
Equity and index contracts	(3)	—	9	6
Embedded derivative financial instruments	—	1	(8)	(7)
Foreign currency contracts	(3)	—	—	(3)
Credit default contracts	2	—	—	2
Total	$(5)	$1	$1	$(3)

Three months ended September 30, 2015
Interest rate contracts	$(1)	$—	$—	$(1)
Equity and index contracts	11	—	(27)	(16)
Embedded derivative financial instruments	—	(8)	28	20
Foreign currency contracts	3	—	—	3
Credit default contracts	2	—	—	2
Other contracts	—	—	(1)	(1)
Total	$15	$(8)	$—	$7

Nine months ended September 30, 2015
Equity and index contracts	$10	$—	$(23)	$(13)
Embedded derivative financial instruments	—	(8)	36	28
Foreign currency contracts	5	—	—	5
Credit default contracts	3	—	—	3
Total	$18	$(8)	$13	$23
The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate. The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of September 30, 2016, counterparties pledged $5 million in cash to the Company, and the Company pledged $6 million in securities to counterparties as collateral posted under MNAs for contracts without credit-risk-contingent features. The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.
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

The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to the Company’s OTC derivatives.

($ in millions)	September 30, 2016				December 31, 2015
Rating (1)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	1	$63	$3	$—	1	$82	$5	$—
A	3	43	1	1	5	178	6	6
A-	—	—	—	—	1	16	3	—
BBB+	1	1	—	—	2	36	—	—
Total	5	$107	$4	$1	9	$312	$14	$6
__________

(1)	Rating is the lower of S&P or Moody’s ratings.

(2)	Only OTC derivatives with a net positive fair value are included for each counterparty.
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

($ in millions)	September 30, 2016	December 31, 2015
Gross liability fair value of contracts containing credit-risk-contingent features	$4	$9
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(1)	(1)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	—	(7)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$3	$1
Credit derivatives - selling protection
A credit default swap (“CDS”) is a derivative instrument, representing an agreement between two parties to exchange the credit risk of a specified entity (or a group of entities), or an index based on the credit risk of a group of entities (all commonly referred to as the “reference entity” or a portfolio of “reference entities”), in return for a periodic premium. In selling protection, CDS are used to replicate fixed income securities and to complement the cash market when credit exposure to certain issuers is not available or when the derivative alternative is less expensive than the cash market alternative. CDS typically have a five-year term.

The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
September 30, 2016
First-to-default Basket
Municipal	$—	$—	$100	$—	$100	$(4)
Index
Corporate debt	1	19	49	11	80	1
Total	$1	$19	$149	$11	$180	$(3)

December 31, 2015
First-to-default Basket
Municipal	$—	$—	$100	$—	$100	$(8)
Index
Corporate debt	1	20	52	7	80	1
Total	$1	$20	$152	$7	$180	$(7)
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
6. Reinsurance
The effects of reinsurance on premiums and contract charges are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Direct	$178	$180	$532	$546
Assumed
Affiliate	34	33	103	98
Non-affiliate	200	208	605	627
Ceded
Affiliate	(14)	(13)	(40)	(27)
Non-affiliate	(74)	(78)	(218)	(239)
Premiums and contract charges, net of reinsurance	$324	$330	$982	$1,005

The effects of reinsurance on contract benefits are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Direct	$243	$228	$756	$749
Assumed
Affiliate	24	20	65	59
Non-affiliate	130	141	408	411
Ceded
Affiliate	(8)	(12)	(26)	(23)
Non-affiliate	(22)	(24)	(157)	(139)
Contract benefits, net of reinsurance	$367	$353	$1,046	$1,057
The effects of reinsurance on interest credited to contractholder funds are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Direct	$147	$170	$462	$486
Assumed
Affiliate	3	2	7	7
Non-affiliate	33	20	85	81
Ceded
Affiliate	(6)	(5)	(16)	(10)
Non-affiliate	(7)	(6)	(18)	(18)
Interest credited to contractholder funds, net of reinsurance	$170	$181	$520	$546

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
The aggregate liability balance related to all guarantees was not material as of September 30, 2016.
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
8. Other Comprehensive Income
The components of other comprehensive income (loss) on a pre-tax and after-tax basis are as follows:

($ in millions)	Three months ended September 30,
	2016			2015
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$97	$(34)	$63	$(286)	$224	$(62)
Less: reclassification adjustment of realized capital gains and losses	(15)	5	(10)	178	62	240
Unrealized net capital gains and losses	112	(39)	73	(464)	162	(302)
Unrealized foreign currency translation adjustments	(4)	1	(3)	5	(2)	3
Other comprehensive income (loss)	$108	$(38)	$70	$(459)	$160	$(299)

	Nine months ended September 30,
	2016			2015
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$763	$(267)	$496	$(726)	$496	$(230)
Less: reclassification adjustment of realized capital gains and losses	(78)	27	(51)	346	121	467
Unrealized net capital gains and losses	841	(294)	547	(1,072)	375	(697)
Unrealized foreign currency translation adjustments	2	(1)	1	(6)	2	(4)
Other comprehensive income (loss)	$843	$(295)	$548	$(1,078)	$377	$(701)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Allstate Life Insurance Company
Northbrook, Illinois 60062

We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the “Company”), an affiliate of The Allstate Corporation, as of September 30, 2016, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2016 and 2015, and of shareholder’s equity and cash flows for the nine-month periods ended September 30, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.

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

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
November 3, 2016

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2016 AND 2015

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
HIGHLIGHTS

•
Net income was $65 million and $211 million in the third quarter and first nine months of 2016, respectively, compared to $239 million and $542 million in the third quarter and first nine months of 2015, respectively.

•
Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $320 million in the third quarter of 2016, a decrease of 1.8% from $326 million in the third quarter of 2015, and $972 million in the first nine months of 2016, a decrease of 2.3% from $995 million in the first nine months of 2015.

•
Investments totaled $35.65 billion as of September 30, 2016, reflecting an increase of $690 million from $34.96 billion as of December 31, 2015. Net investment income decreased 13.7% to $408 million in the third quarter of 2016 and 13.6% to $1.22 billion in the first nine months of 2016 from $473 million and $1.42 billion in the third quarter and first nine months of 2015, respectively.

•
Net realized capital losses totaled $19 million and $66 million in the third quarter and first nine months of 2016, respectively, compared to net realized capital gains of $189 million and $359 million in the third quarter and first nine months of 2015, respectively.

•
During third quarter 2016, a $5 million pre-tax charge to income was recorded related to our annual comprehensive review of the deferred policy acquisition costs (“DAC”), deferred sales inducement costs and secondary guarantee liability balances. This compares to a $5 million pre-tax charge to income in the third quarter of 2015.

•	Contractholder funds totaled $19.80 billion as of September 30, 2016, reflecting a decrease of $739 million from $20.54 billion as of December 31, 2015.

•
Effective April 1, 2015, ALIC entered into a coinsurance reinsurance agreement with Allstate Assurance Company (“AAC”) to cede certain interest-sensitive life insurance policies with contractholder funds totaling $476 million to AAC. This business generated approximately $14 million of contract charges and $9 million of contract benefits per quarter in 2014.

OPERATIONS
Summary analysis Summarized financial data is presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenues
Premiums	$147	$150	$443	$448
Contract charges	177	180	539	557
Net investment income	408	473	1,224	1,417
Realized capital gains and losses	(19)	189	(66)	359
Total revenues	713	992	2,140	2,781

Costs and expenses
Contract benefits	(367)	(353)	(1,046)	(1,057)
Interest credited to contractholder funds	(170)	(181)	(520)	(546)
Amortization of DAC	(24)	(38)	(98)	(116)
Operating costs and expenses	(56)	(56)	(164)	(211)
Restructuring and related charges	—	—	(1)	(2)
Interest expense	(4)	(4)	(11)	(12)
Total costs and expenses	(621)	(632)	(1,840)	(1,944)

Gain on disposition of operations	1	2	4	2
Income tax expense	(28)	(123)	(93)	(297)
Net income	$65	$239	$211	$542

Investments as of September 30			$35,652	$35,445
Net income was $65 million in the third quarter of 2016 compared to $239 million in the third quarter of 2015. The decrease was primarily due to net realized capital losses in third quarter 2016 compared to net realized capital gains in third quarter 2015 and lower net investment income. Net income was $211 million in the first nine months of 2016 compared to $542 million in the first nine months of 2015. The decrease was primarily due to net realized capital losses in the first nine months of 2016 compared to net realized capital gains in the first nine months of 2015 and lower net investment income, partially offset by lower operating costs and expenses and lower interest credited to contractholder funds.
Analysis of revenues Total revenues decreased 28.1% or $279 million in the third quarter of 2016 and 23.0% or $641 million in the first nine months of 2016 compared to the same periods of 2015, primarily due to net realized capital losses in the current year compared to net realized capital gains in the prior year and lower net investment income.
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

The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Underwritten products
Traditional life insurance premiums	$124	$129	$375	$384
Accident and health insurance premiums	23	21	68	64
Interest-sensitive life insurance contract charges	173	176	529	547
Subtotal	320	326	972	995

Annuities
Immediate annuities with life contingencies premiums	—	—	—	—
Other fixed annuity contract charges	4	4	10	10
Subtotal	4	4	10	10
Premiums and contract charges (1)	$324	$330	$982	$1,005
____________

(1)
Contract charges related to the cost of insurance totaled $122 million for both the third quarter of 2016 and 2015, and $371 million and $380 million in the first nine months of 2016 and 2015, respectively.

Premiums and contract charges decreased 1.8% or $6 million and 2.3% or $23 million in the third quarter and first nine months of 2016, respectively, compared to the same periods of 2015. The decrease in third quarter 2016 was primarily due to lower sales of traditional life insurance, partially offset by lower levels of reinsurance premium ceded. The decrease in the first nine months of 2016 was primarily due to lower interest-sensitive life insurance contract charges related to the reinsurance agreement with AAC effective April 1, 2015 and lower sales of traditional life insurance.
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

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Contractholder funds, beginning balance	$20,073	$21,233	$20,542	$21,816

Deposits
Interest-sensitive life insurance	203	211	609	644
Fixed annuities	40	55	124	159
Total deposits	243	266	733	803

Interest credited	169	180	517	545

Benefits, withdrawals, maturities and other adjustments
Benefits	(252)	(271)	(720)	(817)
Surrenders and partial withdrawals	(263)	(365)	(787)	(959)
Maturities of and interest payments on institutional products	—	—	—	(1)
Contract charges	(166)	(167)	(498)	(514)
Net transfers from separate accounts	2	2	4	5
Other adjustments (1)	(3)	(62)	12	(62)
Total benefits, withdrawals, maturities and other adjustments	(682)	(863)	(1,989)	(2,348)

Contractholder funds, ending balance	$19,803	$20,816	$19,803	$20,816
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

Contractholder funds decreased 1.3% and 3.6% in the third quarter and first nine months of 2016, respectively, primarily due to the continued runoff of our deferred fixed annuity business. We stopped offering new deferred fixed annuities beginning January 1, 2014, but still accept additional deposits on existing contracts.
Contractholder deposits decreased 8.6% in the third quarter of 2016 compared to the third quarter of 2015, primarily due to lower additional deposits on deferred fixed annuities and interest-sensitive life insurance. Contractholder deposits decreased 8.7%

in the first nine months of 2016 compared to the the first nine months of 2015, primarily due to lower additional deposits on deferred fixed annuities and interest-sensitive life insurance and lower deposits on interest-sensitive life insurance resulting from the absence of deposits on the business reinsured to AAC effective April 1, 2015.
Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 27.9% to $263 million in the third quarter of 2016 and 17.9% to $787 million in the first nine months of 2016 from $365 million and $959 million in the third quarter and first nine months of 2015, respectively, due to decreases in deferred fixed annuities. The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 6.4% in the first nine months of 2016 compared to 7.4% in the first nine months of 2015.
Analysis of costs and expenses Total costs and expenses decreased 1.7% or $11 million in the third quarter of 2016 compared to the same period of 2015, primarily due to lower amortization of DAC and lower interest credited to contractholder funds, partially offset by higher contract benefits. Total costs and expenses decreased 5.3% or $104 million in the first nine months of 2016 compared to the same period of 2015, primarily due to lower operating costs and expenses, lower interest credited to contractholder funds and lower amortization of DAC.
Contract benefits increased 4.0% or $14 million in the third quarter of 2016 compared to the third quarter of 2015, primarily due to unfavorable life insurance mortality experience, an increase in reserves for secondary guarantees on interest-sensitive life insurance and unfavorable immediate annuity mortality experience. Contract benefits decreased 1.0% or $11 million in the first nine months of 2016 compared to the first nine months of 2015, primarily due to favorable life insurance mortality experience and a decline related to the reinsurance agreement with AAC effective April 1, 2015, partially offset by unfavorable immediate annuity mortality experience and an increase in reserves for secondary guarantees on interest-sensitive life insurance.
Our annual review of assumptions in third quarter 2016 resulted in a $10 million increase in reserves primarily for secondary guarantees on interest-sensitive life insurance due to higher than anticipated retention of guaranteed interest-sensitive life business. In the third quarter of 2015, the review resulted in a $4 million increase in reserves which were also primarily for secondary guarantees on interest-sensitive life insurance due to higher than anticipated retention of guaranteed interest-sensitive life business.
In 2015, we initiated a mortality study for our structured settlement annuities with life contingencies (a type of immediate fixed annuities), which is estimated to be completed in the fourth quarter of 2016. The study thus far indicates that annuitants may be living longer and receiving benefits for a longer period than originally estimated. A substantial portion of the structured settlement annuity business includes annuitants with severe injuries or other health impairments which significantly reduced their life expectancy at the time the annuity was issued. Medical advances and access to medical care may be favorably impacting mortality rates. The preliminary results of the study were considered in the premium deficiency and profits followed by losses evaluations as of September 30, 2016 and December 31, 2015, and no adjustments were recognized. We aggregate traditional life insurance products and immediate annuities with life contingencies in these evaluations. We anticipate that mortality and investment and reinvestment yields are the factors that would be most likely to require premium deficiency or profits followed by losses adjustments.
We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”). This implied interest totaled $126 million and $383 million in the third quarter and first nine months of 2016, respectively, compared to $127 million and $383 million in the third quarter and first nine months of 2015, respectively.
The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Life insurance	$48	$62	$191	$189
Accident and health insurance	8	7	30	26
Annuities	(28)	(23)	(70)	(61)
Total benefit spread	$28	$46	$151	$154
Benefit spread decreased 39.1% or $18 million in the third quarter of 2016 compared to the third quarter of 2015, primarily due to unfavorable life insurance mortality experience, an increase in reserves for secondary guarantees on interest-sensitive life insurance, lower life insurance premiums and unfavorable immediate annuity mortality experience. Benefit spread decreased 1.9% or $3 million in the first nine months of 2016 compared to the first nine months of 2015, primarily due to lower life insurance premiums, unfavorable immediate annuity mortality experience, an increase in reserves for secondary guarantees on interest-sensitive life insurance and a decline related to the reinsurance agreement with AAC effective April 1, 2015, partially offset by favorable life insurance mortality experience.

Interest credited to contractholder funds decreased 6.1% or $11 million in the third quarter of 2016 compared to the third quarter of 2015, primarily due to lower average contractholder funds. Interest credited to contractholder funds decreased 4.8% or $26 million in the first nine months of 2016 compared to the first nine months of 2015, primarily due to lower average contractholder funds and a decline related to the reinsurance agreement with AAC effective April 1, 2015. Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged had no impact on interest credited to contractholder funds in third quarter 2016 compared to an increase of $3 million in third quarter 2015, and increased interest credited to contractholder funds by $12 million in the first nine months of 2016 compared to an increase of $4 million in the first nine months of 2015.
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
The investment spread by product group is shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Annuities and institutional products	$26	$85	$77	$229
Life insurance	31	33	96	104
Accident and health insurance	1	1	4	4
Net investment income on investments supporting capital	54	49	156	155
Investment spread before valuation changes on embedded derivatives that are not hedged	112	168	333	492
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	—	(3)	(12)	(4)
Total investment spread	$112	$165	$321	$488
Investment spread before valuation changes on embedded derivatives that are not hedged decreased 33.3% or $56 million in the third quarter of 2016 and 32.3% or $159 million in the first nine months of 2016 compared to the same periods of 2015, primarily due to lower net investment income.
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

	Three months ended September 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2016	2015	2016	2015	2016	2015
Interest-sensitive life insurance	5.0%	5.3%	3.9%	3.9%	1.1%	1.4%
Deferred fixed annuities and institutional products	4.2	4.2	2.8	2.8	1.4	1.4
Immediate fixed annuities with and without life contingencies	6.2	8.0	6.0	5.9	0.2	2.1
Investments supporting capital, traditional life and other products	3.9	3.7	n/a	n/a	n/a	n/a

	Nine months ended September 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2016	2015	2016	2015	2016	2015
Interest-sensitive life insurance	5.1%	5.3%	3.9%	3.9%	1.2%	1.4%
Deferred fixed annuities and institutional products	4.1	4.3	2.8	2.8	1.3	1.5
Immediate fixed annuities with and without life contingencies	6.2	7.6	5.9	5.9	0.3	1.7
Investments supporting capital, traditional life and other products	3.8	4.1	n/a	n/a	n/a	n/a

The following table summarizes our product liabilities and indicates the account value of those contracts and policies for which an investment spread is generated.

($ in millions)	September 30,
	2016	2015
Immediate fixed annuities with life contingencies	$8,640	$8,723
Other life contingent contracts and other	2,694	2,667
Reserve for life-contingent contract benefits	$11,334	$11,390

Interest-sensitive life insurance	$7,301	$7,243
Deferred fixed annuities	9,077	9,956
Immediate fixed annuities without life contingencies	3,069	3,279
Institutional products	85	85
Other	271	253
Contractholder funds	$19,803	$20,816
Amortization of DAC The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$29	$36	$99	$110
Amortization relating to realized capital gains and losses (1) and valuation changes on embedded derivatives that are not hedged	1	2	5	6
Amortization deceleration for changes in assumptions (“DAC unlocking”)	(6)	—	(6)	—
Total amortization of DAC	$24	$38	$98	$116
_____________

(1)
The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

Amortization of DAC decreased 36.8% or $14 million in the third quarter of 2016 and 15.5% or $18 million in the first nine months of 2016 compared to the same periods of 2015, primarily due to amortization deceleration for changes in assumptions in 2016 and the decline in new and inforce business.
Our annual comprehensive review of assumptions underlying estimated future gross profits for our interest-sensitive life and fixed annuity contracts covers assumptions for mortality, persistency, expenses, investment returns, including capital gains and losses, interest crediting rates to policyholders, and the effect of any hedges in all product lines. In the third quarter of 2016, the review resulted in a deceleration of DAC amortization (credit to income) of $6 million related to interest-sensitive life insurance.
In the third quarter of 2015, the review resulted in no net acceleration of DAC amortization.
The following table provides the effect on DAC amortization of changes in assumptions relating to the gross profit components of investment margin, benefit margin and expense margin for the nine months ended September 30.

($ in millions)	2016	2015
Investment margin	$(3)	$1
Benefit margin	—	1
Expense margin	(3)	(2)
Net deceleration	$(6)	$—
In 2016, DAC amortization deceleration for changes in the investment margin component of estimated gross profits related to interest-sensitive life insurance and was due to increased projected investment margins from a favorable asset portfolio mix. The expense margin deceleration related primarily to variable life insurance and was due to a decrease in projected expenses.

Operating costs and expenses in the third quarter of 2016 were comparable to the same period of 2015. Operating costs and expenses decreased 22.3% or $47 million in the first nine months of 2016 compared to the same period of 2015. The following table summarizes operating costs and expenses.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Non-deferrable commissions	$5	$3	$17	$10
General and administrative expenses	44	45	124	177
Taxes and licenses	7	8	23	24
Total operating costs and expenses	$56	$56	$164	$211

Restructuring and related charges	$—	$—	$1	$2
General and administrative expenses decreased 2.2% or $1 million in the third quarter of 2016 and 29.9% or $53 million in the first nine months of 2016 compared to the same periods of 2015, primarily due to lower employee related and other operating costs as a result of the decline in new and inforce business.
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

INVESTMENTS
Portfolio composition The composition of the investment portfolio as of September 30, 2016 is presented in the following table.

($ in millions)		Percent to total
Fixed income securities (1)	$24,796	69.6%
Mortgage loans	3,855	10.8
Equity securities (2)	1,573	4.4
Limited partnership interests (3)	2,679	7.5
Short-term investments (4)	700	2.0
Policy loans	564	1.6
Other	1,485	4.1
Total	$35,652	100.0%
__________

(1)	Fixed income securities are carried at fair value. Amortized cost basis for these securities was $23.00 billion.

(2)	Equity securities are carried at fair value. Cost basis for these securities was $1.50 billion.

(3)	We have commitments to invest in additional limited partnership interests totaling $1.29 billion.

(4)	Short-term investments are carried at fair value. Amortized cost basis for these investments was $700 million.
Investments totaled $35.65 billion as of September 30, 2016, increasing from $34.96 billion as of December 31, 2015, primarily due to higher fixed income valuations resulting from a decrease in risk-free interest rates and tighter credit spreads, partially offset by net reductions in contractholder funds.
Portfolio composition by investment strategy
We utilize four high level strategies to manage risks and returns and to position our portfolio to take advantage of market opportunities while attempting to mitigate adverse effects. As strategies and market conditions evolve, the asset allocation may change or assets may move between strategies.
Market-Based Core strategy seeks to deliver predictive earnings aligned to business needs through investments primarily in public fixed income and equity securities. Private fixed income assets, such as commercial mortgages, bank loans and privately placed debt are also included in this category. As of September 30, 2016, 89% of the total portfolio follows this strategy with 87% in fixed income securities and mortgage loans and 4% in equity securities.
Market-Based Active strategy seeks to outperform within the public markets through tactical positioning and by taking advantage of short-term opportunities. This strategy may generate results that meaningfully deviate from those achieved by market indices, both favorably and unfavorably. The portfolio primarily includes public fixed income and equity securities. As of September 30, 2016, 3% of the total portfolio follows this strategy with 85% in fixed income securities and 11% in equity securities.
Performance-Based Long-Term (“PBLT”) strategy seeks to deliver attractive risk-adjusted returns over a longer horizon. The achieved return is a function of both general market conditions and the performance of the underlying assets or businesses. The portfolio, which primarily includes private equity, real estate, infrastructure, timber and agriculture-related assets, is diversified across a number of characteristics, including managers or partners, vintage years, strategies, geographies (including international) and industry sectors or property types. These investments are generally illiquid in nature, often require specialized expertise, typically involve a third party manager, and may offer the potential to add value through transformation at the company or property level. As of September 30, 2016, 8% of the total portfolio follows this strategy with 93% in limited partnership interests.
Performance-Based Opportunistic strategy seeks to earn attractive returns by making investments that involve asset dislocations or special situations, often in private markets.

The following table presents the investment portfolio by strategy as of September 30, 2016.

($ in millions)	Total	Market-Based Core	Market-Based Active	Performance-Based Long-Term	Performance-Based Opportunistic
Fixed income securities	$24,796	$23,790	$995	$6	$5
Mortgage loans	3,855	3,855	—	—	—
Equity securities	1,573	1,394	135	44	—
Limited partnership interests	2,679	147	—	2,531	1
Short-term investments	700	657	43	—	—
Policy loans	564	564	—	—	—
Other	1,485	1,343	4	134	4
Total	$35,652	$31,750	$1,177	$2,715	$10
% of total		89%	3%	8%	—%

Unrealized net capital gains and losses
Fixed income securities	$1,797	$1,782	$14	$—	$1
Equity securities	74	69	5	—	—
Limited partnership interests	(2)	—	—	(2)	—
Other	4	4	—	—	—
Total	$1,873	$1,855	$19	$(2)	$1
Fixed income securities by type are listed in the following table.

($ in millions)	Fair value as of September 30, 2016	Percent to total investments	Fair value as of December 31, 2015	Percent to total investments
U.S. government and agencies	$816	2.3%	$977	2.8%
Municipal	2,417	6.8	2,442	7.0
Corporate	20,064	56.3	18,504	52.9
Foreign government	341	1.0	384	1.1
Asset-backed securities (“ABS”)	499	1.4	1,420	4.1
Residential mortgage-backed securities (“RMBS”)	361	1.0	451	1.3
Commercial mortgage-backed securities (“CMBS”)	282	0.8	436	1.3
Redeemable preferred stock	16	—	15	—
Total fixed income securities	$24,796	69.6%	$24,629	70.5%
Fixed income securities are rated by third party credit rating agencies and/or are internally rated. As of September 30, 2016, 86.3% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from Standard & Poor’s (“S&P”), a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Credit ratings below these designations are considered low credit quality or below investment grade, which includes high yield bonds. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by investment grade and below investment grade classifications as of September 30, 2016.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$816	$65	$—	$—	$816	$65
Municipal	2,372	369	45	3	2,417	372
Corporate
Public	11,886	829	1,757	51	13,643	880
Privately placed	5,329	371	1,092	26	6,421	397
Foreign government	336	39	5	—	341	39
ABS
Collateralized debt obligations (“CDO”)	124	(8)	27	(3)	151	(11)
Consumer and other asset-backed securities (“Consumer and other ABS”)	344	—	4	1	348	1
RMBS
U.S. government sponsored entities (“U.S. Agency”)	68	5	—	—	68	5
Non-agency	26	—	267	37	293	37
CMBS	88	1	194	9	282	10
Redeemable preferred stock	16	2	—	—	16	2
Total fixed income securities	$21,405	$1,673	$3,391	$124	$24,796	$1,797
Municipal bonds totaled $2.42 billion as of September 30, 2016 with an unrealized net capital gain of $372 million. The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).
Corporate bonds, including publicly traded and privately placed, totaled $20.06 billion as of September 30, 2016, with an unrealized net capital gain of $1.28 billion. Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.
ABS, including CDO and Consumer and other ABS, totaled $499 million as of September 30, 2016, with 93.8% rated investment grade and an unrealized net capital loss of $10 million. Credit risk is managed by monitoring the performance of the underlying collateral. Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.
CDO totaled $151 million as of September 30, 2016, with 82.1% rated investment grade and an unrealized net capital loss of $11 million. CDO consist of obligations collateralized by cash flow CDO, which are structures collateralized primarily by below investment grade senior secured corporate loans.
Consumer and other ABS totaled $348 million as of September 30, 2016, with 98.9% rated investment grade and an unrealized net capital gain of $1 million.
RMBS totaled $361 million as of September 30, 2016, with 26.0% rated investment grade and an unrealized net capital gain of $42 million. The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to prepayment risk from the underlying residential mortgage loans. RMBS consists of a U.S. Agency portfolio having collateral issued or guaranteed by U.S. government agencies and a non-agency portfolio consisting of securities collateralized by Prime, Alt-A and Subprime loans. The non-agency portfolio totaled $293 million as of September 30, 2016, with 8.9% rated investment grade and an unrealized net capital gain of $37 million.
CMBS totaled $282 million as of September 30, 2016, with 31.2% rated investment grade and an unrealized net capital gain of $10 million. The CMBS portfolio is subject to credit risk and has a sequential paydown structure. All of the CMBS investments are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.
Mortgage loans totaled $3.86 billion as of September 30, 2016 and primarily comprise loans secured by first mortgages on developed commercial real estate. Key considerations used to manage our exposure include property type and geographic diversification. For further detail on our mortgage loan portfolio, see Note 3 of the condensed consolidated financial statements.

Equity securities primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments. The equity securities portfolio was $1.57 billion as of September 30, 2016, with an unrealized net capital gain of $74 million.
Limited partnership interests include interests in private equity funds and co-investments, real estate funds and joint ventures, and other funds. The following table presents carrying value and other information about our limited partnership interests as of September 30, 2016.

($ in millions)	Private equity	Real estate	Other	Total
Cost method of accounting (“Cost”)	$554	$63	$15	$632
Equity method of accounting (“EMA”)	1,541	374	132	2,047
Total	$2,095	$437	$147	$2,679

Number of managers	116	23	3	142
Number of individual investments	204	48	3	255
Largest exposure to single investment	$136	$52	$67	$136
Unrealized net capital gains totaled $1.87 billion as of September 30, 2016 compared to $883 million as of December 31, 2015.  The increase for fixed income securities was primarily due to a decrease in risk-free interest rates and tighter credit spreads. The increase for equity securities was primarily due to the realization of unrealized net capital losses through write-downs, as well as favorable equity market performance, partially offset by the realization of unrealized net capital gains through sales.
The following table presents unrealized net capital gains and losses.

($ in millions)	September 30, 2016	December 31, 2015
U.S. government and agencies	$65	$57
Municipal	372	280
Corporate	1,277	435
Foreign government	39	36
ABS	(10)	(23)
RMBS	42	45
CMBS	10	27
Redeemable preferred stock	2	2
Fixed income securities	1,797	859
Equity securities	74	16
Derivatives	4	10
EMA limited partnerships	(2)	(2)
Unrealized net capital gains and losses, pre-tax	$1,873	$883
The unrealized net capital gain for the fixed income portfolio totaled $1.80 billion, comprised of $1.91 billion of gross unrealized gains and $112 million of gross unrealized losses as of September 30, 2016. This is compared to an unrealized net capital gain for the fixed income portfolio totaling $859 million, comprised of $1.32 billion of gross unrealized gains and $462 million of gross unrealized losses as of December 31, 2015.

Gross unrealized gains and losses on fixed income securities by type and sector as of September 30, 2016 are provided in the following table.

($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
Corporate:
Banking	$1,014	$35	$(31)	$1,018
Utilities	3,353	412	(12)	3,753
Transportation	950	91	(10)	1,031
Energy	1,164	79	(8)	1,235
Consumer goods (cyclical and non-cyclical)	5,572	324	(8)	5,888
Communications	1,473	95	(5)	1,563
Financial services	1,081	83	(4)	1,160
Capital goods	1,918	124	(2)	2,040
Technology	1,093	48	(1)	1,140
Basic industry	902	55	(1)	956
Other	267	13	—	280
Total corporate fixed income portfolio	18,787	1,359	(82)	20,064
U.S. government and agencies	751	65	—	816
Municipal	2,045	378	(6)	2,417
Foreign government	302	39	—	341
ABS	509	3	(13)	499
RMBS	319	45	(3)	361
CMBS	272	18	(8)	282
Redeemable preferred stock	14	2	—	16
Total fixed income securities	$22,999	$1,909	$(112)	$24,796
The consumer goods, utilities and capital goods sectors comprise 29%, 19% and 10%, respectively, of the carrying value of our corporate fixed income securities portfolio as of September 30, 2016. The banking, utilities and transportation sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of September 30, 2016. In general, the gross unrealized losses are related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase. Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.
Global oil prices and natural gas values have declined significantly from 2014 through the first quarter of 2016. Although values increased during the second and third quarters of 2016 compared to the first quarter, they remain volatile. In the fixed income and equity securities tables above and below, oil and natural gas exposure is reflected within the energy sector. Within this sector, we continue to monitor the impact to our investment portfolio for those companies that may be adversely affected, both directly and indirectly. If oil and natural gas prices return to depressed levels for an extended period, certain issuers and investments may come under duress and result in increased other-than-temporary impairments and unrealized losses in these parts of our investment portfolio.
In the nine months ended September 30, 2016, we reduced our corporate fixed income and equity securities that have direct exposure to the energy sector by $681 million of fair value to $1.30 billion. Securities that have direct exposure to the energy sector are presented in the following table.

($ in millions)	September 30, 2016		December 31, 2015
	Fair value (1)	Amortized cost or Cost	Fair value	Amortized cost or Cost
Fixed income securities	$1,235	$1,164	$1,908	$2,015
Equity securities	65	64	73	83
Total (2)	$1,300	$1,228	$1,981	$2,098
_______________

(1)	77% of the corporate fixed income securities with direct exposure to the energy sector were investment grade as of September 30, 2016, compared to 85% as of December 31, 2015.

(2)	In addition, private equity limited partnership interests with exposure to energy totaled approximately $190 million as of September 30, 2016.

Securities with gross unrealized losses that have direct exposure to the energy sector are presented in the following table.

($ in millions)	September 30, 2016		December 31, 2015
	Fair value	Gross unrealized losses (1)	Fair value	Gross unrealized losses
Fixed income securities	$161	$(8)	$1,126	$(151)
Equity securities	37	(3)	57	(12)
Total	$198	$(11)	$1,183	$(163)
_______________

(1)
Gross unrealized losses on below investment grade corporate fixed income securities with direct exposure to the energy sector totaled $5 million, all of which relate to securities that had been in an unrealized loss position for a period of twelve or more consecutive months as of September 30, 2016.

The following table summarizes the fair value and gross unrealized losses of fixed income securities in a loss position by type and investment grade classification as of September 30, 2016.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate:
Banking	$162	$(27)	$15	$(4)	$177	$(31)
Utilities	139	(6)	59	(6)	198	(12)
Transportation	39	(10)	—	—	39	(10)
Energy	91	(3)	70	(5)	161	(8)
Consumer goods (cyclical and non-cyclical)	302	(1)	205	(7)	507	(8)
Communications	49	(1)	99	(4)	148	(5)
Financial services	43	(3)	38	(1)	81	(4)
Capital goods	160	(1)	31	(1)	191	(2)
Technology	31	(1)	19	—	50	(1)
Basic industry	72	(1)	10	—	82	(1)
Total corporate fixed income portfolio	1,088	(54)	546	(28)	1,634	(82)
U.S. government and agencies	258	—	—	—	258	—
Municipal	1	—	17	(6)	18	(6)
ABS	149	(9)	11	(4)	160	(13)
RMBS	13	—	28	(3)	41	(3)
CMBS	7	—	94	(8)	101	(8)
Total fixed income securities	$1,516	$(63)	$696	$(49)	$2,212	$(112)

The following table summarizes the fair value and gross unrealized losses for below investment grade corporate fixed income securities in a loss position by sector and credit rating as of September 30, 2016.

($ in millions)	Less than 12 months
	Ba		B		Caa or lower		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate:
Banking	$—	$—	$—	$—	$—	$—	$—	$—
Utilities	21	(4)	18	—	—	—	39	(4)
Energy	6	—	7	—	—	—	13	—
Consumer goods (cyclical and non-cyclical)	58	(1)	80	(4)	7	—	145	(5)
Communications	50	(1)	20	—	—	—	70	(1)
Financial services	32	—	—	—	—	—	32	—
Capital goods	6	—	19	—	—	—	25	—
Technology	14	—	—	—	—	—	14	—
Basic industry	8	—	—	—	—	—	8	—
Subtotal	$195	$(6)	$144	$(4)	$7	$—	$346	$(10)

	12 months or more
	Ba		B		Caa or lower		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate:
Banking	$15	$(4)	$—	$—	$—	$—	$15	$(4)
Utilities	—	—	7	(1)	13	(1)	20	(2)
Energy	51	(3)	2	(1)	4	(1)	57	(5)
Consumer goods (cyclical and non-cyclical)	21	—	39	(2)	—	—	60	(2)
Communications	4	(1)	21	—	4	(2)	29	(3)
Financial services	6	(1)	—	—	—	—	6	(1)
Capital goods	—	—	6	(1)	—	—	6	(1)
Technology	5	—	—	—	—	—	5	—
Basic industry	—	—	—	—	2	—	2	—
Subtotal	$102	$(9)	$75	$(5)	$23	$(4)	$200	$(18)

Total	$297	$(15)	$219	$(9)	$30	$(4)	$546	$(28)
Of the unrealized losses on below investment grade corporate fixed income securities, 64.3% or $18 million relate to securities that had been in an unrealized loss position for a period of twelve or more consecutive months as of September 30, 2016. Unrealized losses were concentrated in the consumer goods, utilities, energy, banking and communications sectors.
The unrealized net capital gain for the equity portfolio totaled $74 million, comprised of $116 million of gross unrealized gains and $42 million of gross unrealized losses as of September 30, 2016. This is compared to an unrealized net capital gain for the equity portfolio totaling $16 million, comprised of $76 million of gross unrealized gains and $60 million of gross unrealized losses as of December 31, 2015.

Gross unrealized gains and losses on equity securities by sector as of September 30, 2016 are provided in the table below.

($ in millions)	Cost	Gross unrealized		Fair value
		Gains	Losses
Consumer goods (cyclical and non-cyclical)	$327	$32	$(16)	$343
Banking	96	2	(8)	90
Financial services	70	5	(4)	71
Communications	64	7	(4)	67
Energy	64	4	(3)	65
Technology	125	19	(2)	142
Real estate	32	2	(2)	32
Basic industry	38	6	(1)	43
Transportation	19	1	(1)	19
Utilities	31	3	(1)	33
Capital goods	107	11	—	118
Funds	526	24	—	550
Total equity securities	$1,499	$116	$(42)	$1,573
Within the equity portfolio, the unrealized losses were primarily concentrated in the consumer goods, banking, financial services and communications sectors. The unrealized losses were company and sector specific.
On June 23, 2016, the United Kingdom (“U.K.”) held a referendum in which they voted to leave the European Union. The vote is expected to be followed by the formal process of withdrawal under Article 50 of the Lisbon Treaty that, once invoked, would take place over a period of up to two years. Prior to the vote, we reduced our direct and counterparty exposure to the European banking and financial services sectors and repositioned global equity exposure in our market-based strategies. The majority of our investments with U.K. and European credit exposure are in multinational public companies with global revenue sources that are diversified across region and sector. As of September 30, 2016, the fair value of our fixed income and equity securities with direct exposure to the U.K. and other countries in the European Union was approximately $852 million and $1.06 billion, respectively, with net unrealized capital gains of $37 million and $46 million, respectively. In addition, we have limited partnerships with exposure to the U.K. and other countries in Europe of approximately $104 million and $342 million, respectively, that are typically more sensitive to local economic conditions. Significant uncertainty exists as the U.K.’s exit from the European Union will be a multi-year process and impacts on the global economy are difficult to predict. We expect the impact on the Company to be immaterial.
Net investment income The following table presents net investment income.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Fixed income securities	$268	$300	$812	$960
Mortgage loans	50	46	144	147
Equity securities	10	6	31	19
Limited partnership interests	67	105	196	250
Short-term investments	1	1	4	2
Policy loans	8	9	24	26
Other	21	19	65	55
Investment income, before expense	425	486	1,276	1,459
Investment expense	(17)	(13)	(52)	(42)
Net investment income	$408	$473	$1,224	$1,417

Market-Based Core	$345	$375	$1,042	$1,185
Market-Based Active	9	5	25	16
Performance-Based Long-Term	71	106	207	256
Performance-Based Opportunistic	—	—	2	2
Investment income, before expense	$425	$486	$1,276	$1,459
Net investment income decreased 13.7% or $65 million in the third quarter of 2016 and 13.6% or $193 million in the first nine months of 2016 compared to the same periods of 2015, primarily due to lower fixed income portfolio yields resulting from lower market yields and portfolio positioning, and lower limited partnership income. Net investment income in the third quarter and first nine months of 2016 includes $9 million and $23 million, respectively, related to prepayment fee income compared to

$5 million and $24 million in the third quarter and first nine months of 2015, respectively. Prepayment fee income may vary significantly from period to period.
During the third quarter of 2015, approximately $2 billion of longer duration fixed income securities were sold. Proceeds from these sales were initially reinvested in shorter duration fixed income and public equity securities. We expect to increase the portfolio allocation to performance-based investments over time. These investments primarily support our immediate annuity liabilities and are intended to improve our long-term economic results. Since June 30, 2015, the carrying value of performance-based investments and market-based equity securities have increased by $1.32 billion to $4.25 billion. The increase is expected to reach $2 billion by the end of 2018. The carrying value will vary from period to period and reflect amounts invested, cash distributions received from investments and changes in valuation of the underlying investments.
Realized capital gains and losses The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Impairment write-downs	$(37)	$(17)	$(79)	$(29)
Change in intent write-downs	(2)	(50)	(9)	(57)
Net other-than-temporary impairment losses recognized in earnings	(39)	(67)	(88)	(86)
Sales and other	21	241	27	427
Valuation and settlements of derivative instruments	(1)	15	(5)	18
Realized capital gains and losses, pre-tax	(19)	189	(66)	359
Income tax benefit (expense)	5	(67)	22	(127)
Realized capital gains and losses, after-tax	$(14)	$122	$(44)	$232

Market-Based Core	$(8)	$198	$(44)	$356
Market-Based Active	4	(11)	4	(1)
Performance-Based Long-Term	(16)	4	(26)	5
Performance-Based Opportunistic	1	(2)	—	(1)
Realized capital gains and losses, pre-tax	$(19)	$189	$(66)	$359
Impairment write-downs are presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Fixed income securities	$(15)	$(7)	$(27)	$(13)
Equity securities	(7)	(7)	(42)	(10)
Limited partnership interests	(12)	—	(6)	(2)
Other investments	(3)	(3)	(4)	(4)
Impairment write-downs	$(37)	$(17)	$(79)	$(29)
Impairment write-downs on fixed income securities for the three and nine months ended September 30, 2016 were primarily driven by corporate fixed income securities impacted by issuer specific circumstances. Equity securities were written down primarily due to the length of time and extent to which fair value was below cost, considering our assessment of the financial condition and near-term and long-term prospects of the issuer, including relevant industry conditions and trends. Limited partnership write-downs primarily related to investments with exposure to the energy sector. The nine month period ended September 30, 2016 also included the recovery in value of a limited partnership that was previously written down. Impairment write-downs in the above table include $10 million and $41 million related to investments with exposure to the energy sector in the three and nine months ended September 30, 2016, respectively.
Change in intent write-downs totaled $2 million and $9 million in the three and nine months ended September 30, 2016, respectively, and primarily relate to $474 million of equity securities as of September 30, 2016 that we may not hold for a period of time sufficient to recover unrealized losses given our preference to maintain flexibility to reposition the portfolio.
Sales and other generated $21 million and $27 million of net realized capital gains in the three and nine months ended September 30, 2016. Sales in second and third quarter 2016 primarily included sales of equity securities in connection with ongoing portfolio management, as well as gains from valuation changes in public securities held in certain limited partnerships. Sales in first quarter 2016 included $43 million of losses on $781 million of sales to reduce our exposure to the energy, metals and mining sectors.

Valuation and settlements of derivative instruments generated net realized capital losses of $1 million and $5 million for the three months and nine months ended September 30, 2016, primarily comprised of losses on equity futures used for risk management due to increases in equity indices and losses on foreign currency contracts due to the weakening of the U.S. Dollar, partially offset by gains on credit default swaps due to the tightening of credit spreads on the underlying credit names.
Performance-based long-term investments primarily include private equity, real estate, infrastructure, timber and agriculture-related assets and are materially reflected through our limited partnership investments.
The following table presents investment income for PBLT investments.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Limited partnerships
Private equity (1)	$62	$98	$175	$199
Real estate	5	7	19	53
Timber and agriculture-related	—	—	2	—
PBLT - limited partnerships (2)	67	105	196	252

Other
Private equity	—	(1)	—	—
Real estate	4	2	11	4
Timber and agriculture-related	—	—	—	—
PBLT - other	4	1	11	4

Total
Private equity	62	97	175	199
Real estate	9	9	30	57
Timber and agriculture-related	—	—	2	—
Total PBLT	$71	$106	$207	$256

Asset level operating expenses (3)	$(5)	$(1)	$(12)	$(3)
______________________________

(1)	Includes infrastructure.

(2)
Other limited partnership interests are located in the market-based core and performance-based opportunistic investing strategies and are not included in the performance-based long-term table above. Investment income was zero in both the third quarter of 2016 and 2015, respectively, and zero and $(2) million in the first nine months of 2016 and 2015, respectively, for these limited partnership interests.

(3)	When calculating the pre-tax yields, asset level operating expenses are netted against income for directly held real estate, timber and other consolidated investments.
PBLT investments produced investment income of $71 million and $207 million in the third quarter and first nine months of 2016, respectively, compared to $106 million and $256 million in the third quarter and first nine months of 2015, respectively. The decrease in both periods were primarily due to lower distributions from cost method private equity and real estate funds due to a decrease in asset dispositions in the current year. Investment appreciation was consistent between years.

The following table presents realized capital gains and losses for PBLT investments.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Limited partnerships
Private equity	$(13)	$(1)	$(10)	$1
Real estate	1	—	3	—
Timber and agriculture-related	—	—	—	—
PBLT - limited partnerships (1)	(12)	(1)	(7)	1

Other
Private equity	(4)	5	(20)	4
Real estate	—	—	1	—
Timber and agriculture-related	—	—	—	—
PBLT - other	(4)	5	(19)	4

Total
Private equity	(17)	4	(30)	5
Real estate	1	—	4	—
Timber and agriculture-related	—	—	—	—
Total PBLT	$(16)	$4	$(26)	$5
______________________________

(1)
Other limited partnership interests are located in the market-based core and performance-based opportunistic investing strategies and are not included in the performance-based long-term table above. Realized capital gains and losses were $11 million and $(19) million in the third quarter of 2016 and 2015, respectively, and $19 million and $(19) million in the first nine months of 2016 and 2015, respectively, for these limited partnership interests.

Realized capital losses on PBLT investments were $16 million and $26 million in the third quarter and first nine months of 2016, respectively, compared to realized capital gains of $4 million and $5 million in the third quarter and first nine months of 2015, respectively. Third quarter 2016 included impairment write-downs on certain investments with exposure to the energy sector. The first nine months of 2016 included impairment write-downs on certain investments with exposure to the energy sector, partially offset by the recovery in value of a limited partnership that was previously written-down.
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

($ in millions)	September 30, 2016	December 31, 2015
Common stock, retained income and additional capital paid-in	$5,623	$5,412
Accumulated other comprehensive income	1,069	521
Total shareholder’s equity	6,692	5,933
Notes due to related parties	325	275
Total capital resources	$7,017	$6,208
Shareholder’s equity increased in the first nine months of 2016, primarily due to increased unrealized net capital gains on investments and net income.
Notes due to related parties increased in the first nine months of 2016 due to the issuance of a $50 million surplus note that was sold to an unconsolidated affiliate.
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
Allstate parent company capital capacity At the parent holding company level, the Corporation has deployable assets totaling $2.66 billion as of September 30, 2016 comprising cash and investments that are generally saleable within one quarter. This provides funds for the parent company’s fixed charges and other corporate purposes.
The Company has access to additional borrowing to support liquidity through the Corporation as follows. The amount available to the Company is at the discretion of the Corporation.

•
A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs. As of September 30, 2016, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•
A $1.00 billion unsecured revolving credit facility that is available for short-term liquidity requirements. In April 2016, the Corporation extended the maturity date of this facility to April 2021. The facility is fully subscribed among 11 lenders with the largest commitment being $115 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing. This facility has a financial covenant requiring that the Corporation not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 12.1% as of September 30, 2016. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Corporation’s senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during the third quarter or the first nine months of 2016.

•
A universal shelf registration statement that was filed by the Corporation with the Securities and Exchange Commission on April 30, 2015. The Corporation can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 532 million shares of treasury stock as of September 30, 2016), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities the Corporation issues under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure Contractholder funds were $19.80 billion as of September 30, 2016. The following table summarizes contractholder funds by their contractual withdrawal provisions as of September 30, 2016.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$3,225	16.3%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	5,095	25.7
Market value adjustments (2)	1,667	8.4
Subject to discretionary withdrawal without adjustments (3)	9,816	49.6
Total contractholder funds (4)	$19,803	100.0%

____________

(1)	Includes $1.69 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)
$1.08 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 5, 7 or 10 years) during which there is no surrender charge or market value adjustment.

(3)	88% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)	Includes $793 million of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.
Retail life and annuity products may be surrendered by customers for a variety of reasons. Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs. Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications. In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement. The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 6.4% and 7.4% in the first nine months of 2016 and 2015, respectively. We strive to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.
Our asset-liability management practices enable us to manage the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance and annuity product obligations.
Cash flows As reflected in our Condensed Consolidated Statements of Cash Flows, higher cash provided by operating activities in the first nine months of 2016 compared to the first nine months of 2015 was primarily due to lower tax payments and lower operating expenses, partially offset by lower net investment income.
Lower cash provided by investing activities in the first nine months of 2016 compared to the first nine months of 2015 was the result of less cash used in financing activities due to decreased payments for contractholder fund disbursements and lower tax payments.
Lower cash used in financing activities in the first nine months of 2016 compared to the first nine months of 2015 was primarily due to decreased payments for contractholder benefits and withdrawals on fixed annuities.

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended September 30, 2016, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits

(a)            Exhibits

The following is a list of exhibits filed as part of this Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated November 3, 2016, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company
(Registrant)

November 3, 2016
	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)