Form 10-K
period 2016-12-31
ALLSTATE LIFE INSURANCE CO
filed 2017-02-24
CIK 352736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

The registrant meets the conditions set forth in General Instructions I (1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

As of February 24, 2017, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

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
Allstate Life is a wholly owned subsidiary of Allstate Insurance Company, a stock property-liability insurance company organized under the laws of the State of Illinois. All of the outstanding stock of Allstate Insurance Company is owned by Allstate Insurance Holdings, LLC, which is wholly owned by The Allstate Corporation, a publicly owned holding company incorporated under the laws of the State of Delaware. In this document, we refer to Allstate Insurance Company as “AIC” and to The Allstate Corporation and its consolidated subsidiaries as “Allstate”, the “Parent Group” or the “Corporation”. The Allstate Corporation is the largest publicly held personal lines insurer in the United States. Widely known through the “You’re In Good Hands With Allstate®” slogan, Allstate is the 2nd largest personal property and casualty insurer in the United States on the basis of 2015 statutory direct premiums written according to A.M. Best. In addition, according to A.M. Best, it is the nation’s 18th largest issuer of life insurance business on the basis of 2015 ordinary life insurance in force and 31st largest on the basis of 2015 statutory admitted assets.
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
Products and Distribution
The Allstate Life Group sells traditional, interest-sensitive and variable life insurance throughout the United States through Allstate exclusive agencies and exclusive financial specialists. The majority of life insurance business written involves exclusive financial specialists, including referrals from exclusive agencies and licensed sales professionals. We also sell voluntary accident and health insurance through workplace enrolling independent agents in New York. We previously offered and continue to have in force fixed annuities such as deferred and immediate annuities. We also previously offered institutional products consisting of funding agreements sold to unaffiliated trusts that used them to back medium-term notes. There are no institutional products outstanding as of December 31, 2016.
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
Competition
We compete on a wide variety of factors, including product offerings, brand recognition, financial strength and ratings, price, distribution and the level of customer service. The market for life insurance continues to be highly fragmented and competitive. As of December 31, 2015, there were approximately 380 groups of life insurance companies in the United States, most of which offered one or more similar products. According to A.M. Best, as of December 31, 2015, the Allstate Life Group is the nation’s 18th largest issuer of life insurance and related business on the basis of 2015 ordinary life insurance in force and 35th largest on the basis of 2015 statutory admitted assets.

Geographic Markets
We sell life insurance throughout the United States. We also sell voluntary accident and health insurance in New York. The Allstate Life Group is authorized to sell various types of these products in all 50 states, the District of Columbia and Puerto Rico.
The following table reflects, in percentages, the principal geographic distribution of direct statutory premiums and annuity considerations for the Allstate Life Group for 2016, based on information contained in statements filed with state insurance departments. Direct statutory premiums and annuity considerations exclude reinsurance assumed. No other jurisdiction accounted for more than 5 percent of the direct statutory premiums and annuity considerations.

New York	25.7%
California	9.0
Texas	7.3
Florida	6.0
Illinois	5.6
REGULATION
The Allstate Life Group is subject to extensive regulation, primarily at the state level. The method, extent, and substance of such regulation varies by state but generally has its source in statutes that establish standards and requirements for conducting the business of insurance and that delegate regulatory authority to a state agency. These rules have a substantial effect on our business and relate to a wide variety of matters, including insurer solvency and statutory surplus sufficiency, reserve adequacy, insurance company licensing and examination, agent licensing, policy forms, rate setting, the nature and amount of investments, claims practices, participation in guaranty funds, transactions with affiliates, the payment of dividends, underwriting standards, statutory accounting methods, trade practices, corporate governance and risk management. Some of these matters are discussed in more detail below. In addition, state legislators and insurance regulators continue to examine the appropriate nature and scope of state insurance regulation. For a discussion of statutory financial information, see Note 15 of the consolidated financial statements. For a discussion of regulatory contingencies, see Note 12 of the consolidated financial statements. Notes 12 and 15 are incorporated in this Part I, Item 1 by reference.
As part of an effort to strengthen the regulation of the financial services market, the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank”) was enacted in 2010. Dodd-Frank created the Federal Insurance Office (“FIO”) within the U.S. Department of the Treasury. The FIO monitors the insurance industry, provides advice to the Financial Stability Oversight Council (“FSOC”), represents the U.S. on international insurance matters, and studies the current regulatory system.
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
We cannot predict whether any specific state or federal measures will be adopted to change the nature or scope of the regulation of insurance or what effect any such measures would have on Allstate.
Agent and Broker Compensation. In recent years, several states considered new legislation or regulations regarding the compensation of agents and brokers by insurance companies.  The proposals ranged in nature from new disclosure requirements to new duties on insurance agents and brokers in dealing with customers.  New York requires the disclosure of certain information concerning agent and broker compensation.
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
Broker-Dealers, Investment Advisors, and Investment Companies. The Allstate Life Group entities that operate as broker-dealers, registered investment advisors, and investment companies are subject to regulation and supervision by the SEC, FINRA and/or, in some cases, state securities administrators. In April 2016, the U.S. Department of Labor (“DOL”) issued a rule that, in its current form, expands the range of activities that would be considered to be “investment advice” and establishes a new framework for determining whether a person is a fiduciary when selling mutual funds, variable and indexed annuities, or variable life products in connection with an Individual Retirement Account (“IRA”) or employee benefit plan covered under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Allstate Life Group does not currently sell proprietary annuities or proprietary variable life products in connection with IRAs or employee benefit plans covered under ERISA. Products that we previously offered and continue to have in force, such as indexed annuities, could also be impacted by the rule. Compliance with the regulation may add costs and may impact producer compensation and processes. The financial impact to The Allstate Life Group is expected to be immaterial. Compliance of certain components of the rule is required by April 10, 2017 and full compliance is required by January 1, 2018. On February 3, 2017, the President of the United States executed a memorandum directing the DOL to examine the fiduciary duty rule to determine whether it might adversely affect the ability of Americans to gain access to retirement information and financial advice.  The outcome of the DOL’s examination of the rule is yet to be determined but could result in a delay in the compliance dates or changes to the rule’s requirements.
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
OTHER INFORMATION
“Allstate” is a very well-recognized brand name in the United States. We use the name “Allstate” extensively in our business, along with related service marks, logos, and slogans, such as “Good Hands®.” Our rights in the United States to these names, service marks, logos, and slogans continue so long as we continue to use them in commerce. Many service marks used by Allstate are the subject of renewable U.S. and/or foreign service mark registrations. We believe that these service marks are important to our business and we intend to maintain our rights to them.
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

Item 1A. Risk Factors
In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below, which apply to us as an insurer, investor and a provider of other products and financial services. These risks include insurance, investment, financial, operational and strategic risks. These cautionary statements should be considered carefully together with other factors discussed elsewhere in this document, in our filings with the Securities and Exchange Commission (“SEC”) or in materials incorporated therein by reference.
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
Our profitability depends on the sufficiency of premiums and contract charges to cover mortality and morbidity benefits, the adequacy of investment spreads, the persistency of policies, the management of market and credit risks associated with investments, and the management of operating costs and expenses within anticipated pricing allowances. Legislation and regulation of the insurance marketplace and products could also affect our profitability and financial condition.
Changes in reserve estimates may adversely affect our operating results
The reserve for life-contingent contract benefits payable under insurance policies, including traditional life insurance, life-contingent immediate annuities and voluntary accident and health insurance products, is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, persistency and expenses. Mortality and morbidity may continue to improve in the future from current levels, due to medical advancements that have resulted in policyholders living longer than anticipated. We periodically review the adequacy of these reserves on an aggregate basis and if future experience differs significantly from assumptions, adjustments to reserves and amortization of deferred policy acquisition costs (“DAC”) may be required that could have a material effect on our operating results. We also review these policies on an aggregate basis for circumstances where projected profits would be recognized in early years followed by projected losses in later years. If this circumstance exists in the future, we will be required to accrue a liability, during the period of profits, to offset the losses at such time as the future losses are expected to commence.
Changes in market interest rates or performance-based investment returns may lead to a significant decrease in the profitability of spread-based products
Our ability to manage the in-force spread-based products, such as fixed annuities, is dependent upon maintaining profitable spreads between investment returns and interest crediting rates. When market interest rates decrease or remain at relatively low levels, proceeds from investments that have matured or have been prepaid or sold may be reinvested at lower yields, reducing investment spread. Lowering interest crediting rates on some products in such an environment can partially offset decreases in investment yield. However, these changes could be limited by regulatory minimum rates or contractual minimum rate guarantees on many contracts and may not match the timing or magnitude of changes in investment yields. Increases in market interest rates can have negative effects, for example by increasing the attractiveness of other investments to our customers, which can lead to increased surrenders at a time when our fixed income investment asset values are lower as a result of the increase in interest rates. This could lead to the sale of fixed income securities at a loss. In addition, changes in market interest rates impact the valuation of derivatives embedded in equity-indexed annuity contracts that are not hedged, which could lead to volatility in net income. Additionally, the amount of net investment income from our performance-based investments backing the immediate annuity liabilities can vary substantially from quarter to quarter. Significant volatility or market downturns could adversely impact net investment income, valuation and returns on these investments.
Changes in estimates of profitability on interest-sensitive life products may adversely affect our profitability and financial condition
DAC related to interest-sensitive life contracts is amortized in proportion to actual historical gross profits and estimated future gross profits (“EGP”) over the estimated lives of the contracts. The principal assumptions for determining the amount of EGP are mortality, persistency, expenses, investment returns, including capital gains and losses on assets supporting contract liabilities, interest crediting rates to contractholders, and the effects of any hedges. Updates to these assumptions (commonly referred to as “DAC unlocking”) could result in accelerated amortization of DAC and thereby adversely affect our profitability and financial condition. In addition, assumption changes impact the reserve for secondary guarantees on interest-sensitive life insurance and could also lead to volatility in net income.

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
We may not be able to mitigate the capital impact associated with statutory reserving and capital requirements, potentially resulting in a need to increase prices, reduce sales of certain products, and/or accept a return on equity below original levels assumed in pricing
Regulatory capital and reserving requirements affect the amount of capital retained in our insurance companies. Changes to capital or reserving requirements or regulatory interpretations may result in additional capital held in our insurance companies. To support statutory reserves for certain life insurance products, we currently utilize reinsurance and captive reserve financing solutions for financing a portion of our statutory reserve requirements deemed to be non-economic. Changes to capital or reserving requirements or an inability to continue existing financing as a result of market conditions or otherwise could require us to increase prices, reduce our sales of certain products, and/or accept a return on equity below original levels assumed in pricing.
A decline in Lincoln Benefit Life Company’s financial strength ratings may adversely affect our results of operations
We reinsure life insurance and payout annuity business from LBL. Premiums and contract charges assumed from LBL totaled $749 million in 2016. A decline in LBL’s financial strength ratings could lead to an increase in policy lapses. This could adversely affect our results of operations by decreasing future premiums.
Risks Relating to Investments
Our investment portfolio is subject to market risk and declines in credit quality which may adversely affect investment income and cause realized and unrealized losses
We continually reevaluate our investment management strategies since we are subject to the risk of loss due to adverse changes in interest rates, credit spreads, equity prices or currency exchange rates. Adverse changes in these rates, spreads and prices may occur due to changes in monetary policy and the economic climate, the liquidity of a market or market segment, investor return expectations and/or risk tolerance, insolvency or financial distress of key market makers or participants, or changes in market perceptions of credit worthiness. The performance and value of our investment portfolio is also subject to market risk related to investments in real estate, loans and securities collateralized by real estate. Some of our investment strategies target individual investments with unique risks that are less highly correlated with broad market risks. Although we expect these investments to increase total portfolio returns over time, their performance may vary from and under-perform relative to the market.
Our investment portfolio is subject to risks associated with potential declines in credit quality related to specific issuers or specific industries and a general weakening of the economy, which are typically reflected through credit spreads. Credit spread is the additional yield on fixed income securities and loans above the risk-free rate (typically referenced as the yield on U.S. Treasury securities) that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks. Credit spreads vary (i.e. increase or decrease) in response to the market’s perception of risk and liquidity in a specific issuer or specific sector and are influenced by the credit ratings, and the reliability of those ratings, published by external rating agencies. Although we have the ability to use derivative financial instruments to manage these risks, the effectiveness of such instruments varies with liquidity and other conditions that may impact derivative and bond markets. Adverse economic conditions or other factors could cause declines in the quality and valuation of our investment portfolio that would result in realized and unrealized losses. The concentration of our investment portfolio in any particular issuer, industry, collateral type, group of related industries, geographic sector or risk type could have an adverse effect on our investment portfolio and consequently on our results of operations and financial condition.
A decline in market interest rates or credit spreads could have an adverse effect on investment income as we invest cash in new investments that may earn less than the portfolio’s average yield. In a low interest rate environment, borrowers may prepay or redeem securities more quickly than expected as they seek to refinance at lower rates. Sustained low interest rates could also lead to purchases of longer-term or riskier assets in order to obtain adequate investment yields, which could also result in a duration gap when compared to the duration of liabilities. Alternatively, longer-term assets may be sold and reinvested in shorter-term assets that may have lower yields in anticipation of rising interest rates. An increase in market interest rates or credit spreads could have an adverse effect on the value of our investment portfolio by decreasing the fair values of the fixed income securities that comprise a substantial majority of our investment portfolio.
The amount and timing of net investment income from our performance-based investments, which primarily includes limited partnership interests, can fluctuate significantly as a result of the performance of the underlying investments. Additionally, the timing of capital contributions and distributions depends on particular events, schedules for making distributions, and cash needs related to the investments. As a result, the amount of net investment income recognized and cash contributed to or received from these investments can vary substantially from quarter to quarter. Significant volatility or market downturns could adversely impact net investment income, valuation and returns on these investments.
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
The determination of the fair value of our fixed income and equity securities is subjective and could materially impact our operating results and financial condition
In determining fair values, we principally use the market approach which utilizes market transaction data for the same or similar instruments. The degree of judgment involved in determining fair values is inversely related to the availability of market observable information. The fair value of assets may differ from the actual amount received upon the sale of an asset in an orderly transaction between market participants at the measurement date. Moreover, the use of different valuation assumptions may have a material effect on the assets’ fair values. The difference between amortized cost or cost and fair value, net of deferred income taxes and related DAC, deferred sales inducement costs, and reserves for life-contingent contract benefits, is reflected as a component of accumulated other comprehensive income in shareholder’s equity. Changing market conditions could materially affect the determination of the fair value of securities and unrealized net capital gains and losses could vary significantly.
Risks Relating to the Insurance Industry
Our future growth and profitability are dependent in part on our ability to successfully operate in an insurance industry that is highly competitive
The insurance industry is highly competitive. Many of our primary insurance competitors have well-established national reputations and market similar products. Because of the competitive nature of the insurance industry, there can be no assurance that we will continue to compete effectively with our industry rivals, including new entrants, or that competitive pressures will not have a material effect on our business, operating results or financial condition. This includes competition for producers such as exclusive agents and their licensed sales professionals. In the event we are unable to attract and retain these producers, they are unable to attract and retain their licensed sales professionals, or they are unable to attract and retain customers for our products, growth and retention could be materially affected. Furthermore, certain competitors operate using a mutual insurance company structure and therefore may have dissimilar profitability and return targets.
Our ability to successfully operate may also be impaired if we are not effective in developing the talent and skills of our human resources, attracting and assimilating new executive talent into our organization, retaining experienced and qualified employees, or deploying human resource talent consistently with our business goals.

Difficult conditions in the global economy and capital markets could adversely affect our business and operating results and these conditions may not improve in the near future
As with most businesses, we believe difficult conditions in the global economy and capital markets, such as relatively stagnant macroeconomic trends, including relatively high and sustained unemployment in certain regions and lower labor participation rates in other regions, reduced consumer spending, low economic growth, lower residential and commercial real estate prices, substantial increases in delinquencies on consumer debt, including defaults on home mortgages, the relatively low availability of credit and ineffective central bank monetary policies could have an adverse effect on our business and operating results.
Stressed conditions, volatility and disruptions in global capital markets, particular markets or financial asset classes could adversely affect our investment portfolio. Disruptions in one market or asset class can also spread to other markets or asset classes. Although the disruption in the global financial markets has moderated, the rate of recovery from the U.S. recession has been below historic averages, and the pace of recovery in many foreign markets is lagging that of the U.S. In addition, events in the U.S. or foreign markets, such as the United Kingdom’s June 2016 referendum in which they voted to leave the European Union, can impact the global economy and capital markets and the impact of such events is difficult to predict.
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
Losses from legal and regulatory actions may be material to our operating results, cash flows and financial condition
We are involved in various legal actions, which may include class action litigation, challenging a range of company practices and coverage provided by our insurance products, some of which involve claims for substantial or indeterminate amounts. We are also involved in various regulatory actions and inquiries, including market conduct exams by state insurance regulatory agencies. In the event of an unfavorable outcome in one or more of these matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to our operating results or cash flows for a particular quarter or annual period and to our financial condition.
We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth
As insurance companies, broker-dealers, investment advisers, and investment companies, many of our subsidiaries are subject to extensive laws and regulations. These laws and regulations are complex and subject to change. Changes may sometimes lead to additional expenses, increased legal exposure, increased required reserves or capital, and additional limits on our ability to grow or to achieve targeted profitability. Moreover, laws and regulations are administered and enforced by a number of different governmental authorities, each of which exercises a degree of interpretive latitude, including state insurance regulators; state securities administrators; state attorneys general and federal agencies including the SEC, the Financial Industry Regulatory Authority, and the U.S. Department of Justice. Consequently, we are subject to the risk that compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another’s interpretation of the same issue, particularly when compliance is judged in hindsight. In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to our detriment, or that changes in the overall legal environment may, even absent any particular regulator’s or enforcement authority’s interpretation of a legal issue changing, cause us to change our views regarding the actions we need to take from a legal risk management perspective, thus necessitating changes to our practices that may, in some cases, limit our ability to grow or to improve the profitability of our business. Furthermore, in some cases, these laws and regulations are designed to protect or benefit the interests of a specific constituency rather than a range of constituencies. For example, state insurance laws and regulations are generally intended to protect or benefit purchasers or users of insurance products. In many respects, these laws and regulations may limit our ability to grow or to improve the profitability of our business.
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
In April 2016, the U.S. Department of Labor (“DOL”) issued a rule that, in its current form, expands the range of activities that would be considered to be “investment advice” and establishes a new framework for determining whether a person is a fiduciary when selling mutual funds, variable and indexed annuities, or variable life products in connection with an Individual Retirement Account (“IRA”) or employee benefit plan covered under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Allstate Life Group does not currently sell proprietary annuities or proprietary variable life products in connection with IRAs or employee benefit plans covered under ERISA. Products that we previously offered and continue to have in force, such as indexed annuities, could also be impacted by the rule. Compliance with the regulation may add costs and may impact producer compensation and processes. Compliance of certain components of the rule is required by April 10, 2017 and full compliance is required by January 1, 2018. On February 3, 2017, the President of the United States executed a memorandum directing the DOL to examine the fiduciary duty rule to determine whether it might adversely affect the ability of Americans to gain access to retirement information and financial advice.  The outcome of the DOL’s examination of the rule is yet to be determined but could result in a delay in the compliance dates or changes to the rule’s requirements.
Such regulatory reforms, any additional legislative or regulatory requirements and any further stringent enforcement of existing regulations may make it more expensive for us to conduct our business, or may limit our ability to grow or to achieve profitability.
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
A downgrade in our financial strength ratings may have an adverse effect on our competitive position, the marketability of our product offerings, our liquidity, operating results and financial condition
Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company’s business. On an ongoing basis, rating agencies review our financial performance and condition and could downgrade or change the outlook on our ratings due to, for example, a change in the statutory capital of one of our insurance companies; a change in a rating agency’s determination of the amount of risk-adjusted capital required to maintain a particular rating; an increase in the perceived risk of our investment portfolio; a reduced confidence in management or our business strategy; as well as a number of other considerations that may or may not be under our control. Our insurance financial strength ratings from A.M. Best, S&P Global Ratings and Moody’s are subject to continuous review, and the retention of current ratings cannot be assured. A downgrade in any of these ratings could have a material effect on our sales, our competitiveness, the marketability of our product offerings, our liquidity, operating results and financial condition.
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

The failure in cyber or other information security, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning could result in a loss or disclosure of confidential information, damage to our reputation, additional costs and impairment of our ability to conduct business effectively
We depend heavily on computer systems and mathematical algorithms and data to perform necessary business functions. Despite our implementation of a variety of security measures, we are increasingly exposed to the risk that our computer systems could be subject to cyber-attacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. We have experienced threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. Events such as these could jeopardize the confidential, proprietary and other information (including personal information of our customers or employees) processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss. These risks may increase in the future as we continue to expand our internet and mobile strategies and develop additional remote connectivity solutions to serve our customers.
We continually enhance our cyber and other information security in order to remain secure against emerging threats, together with increasing our ability to detect system compromise and recover should a cyber-attack or unauthorized access occur. Following an assessment of the cybersecurity program by an independent advisor engaged by The Allstate Corporation’s Audit Committee in 2016, we implemented a plan to address certain issues identified during the assessment. However, due to the increasing frequency and sophistication of such cyber-attacks and changes in technology, there can be no assurance that a cyber-attack will not take place with adverse consequences to our business, operating results and financial condition.
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
Third parties to whom we outsource certain of our functions are also subject to the risks outlined above. We review and assess the cybersecurity controls of our third party providers, as appropriate, and make changes to our business processes to manage these risks. Any of these may result in our incurring substantial costs and other negative consequences, including a material adverse effect on our business, financial condition, results of operations and liquidity.
A large scale pandemic, the continued threat or occurrence of terrorism or military actions may have an adverse effect on the level of claim losses we incur, the value of our investment portfolio, our competitive position, marketability of product offerings, liquidity and operating results
A large scale pandemic, the continued threat or occurrence of terrorism, within the U.S. and abroad, or military and other actions, and heightened security measures in response to these types of threats, may cause significant volatility and losses in our investment portfolio from declines in the equity markets and from interest rate changes in the U.S., Europe and elsewhere, and result in loss of life, property damage, disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by a large scale pandemic or the continued threat of terrorism. Additionally, a large scale pandemic or terrorist act could have a material effect on the sales, profitability, competitiveness, marketability of product offerings, liquidity, and operating results.
Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our results of operations and financial condition
Our financial statements are subject to the application of generally accepted accounting principles, which are periodically revised, interpreted and/or expanded. Our life insurance business involves products that remain in force for extended time periods. Accordingly, we may be required to adopt new guidance or interpretations, including those that relate to products which remain in force for extended time periods and were designed and issued in contemplation of a different accounting framework, which may have a material effect on our results of operations and financial condition that is either unexpected or has a greater impact than expected. For a description of changes in accounting standards that are currently pending and, if known, our estimates of their expected impact, see Note 2 of the consolidated financial statements.
Our policyholders make decisions in part based on an evaluation of our reported financial condition and results of operations, and the stability and predictability of those conditions and results. Potential accounting changes that retroactively affect long-duration insurance contracts and require more market-based measurements may introduce substantial variability and may unfavorably impact our reported financial condition and results of operations as well as their stability and predictability. The potential impacts of a retroactive accounting change applied to long-duration insurance contracts could be pervasive and may unfavorably impact policyholder assessments of our financial condition and results of operations.

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
We may be subject to the risks and costs associated with intellectual property infringement, misappropriation and third party claims
We rely on a combination of contractual rights and copyright, trademark, patent and trade secret laws to establish and protect our intellectual property. Although we use a broad range of measures to protect intellectual property rights, third parties may infringe or misappropriate intellectual property. We may have to litigate to enforce and protect intellectual property and to determine its scope, validity or enforceability, which could divert significant resources and prove unsuccessful. An inability to protect intellectual property could have a material effect on our business.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our home office is part of the Parent Group’s home office complex in Northbrook, Illinois. As of December 31, 2016, the home office complex consists of several buildings totaling 1.9 million square feet of office space on a 186-acre site. In addition, the Parent Group operates various administrative, data processing, claims handling and other support facilities around the world.
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
The Company did not pay any dividends to AIC in 2016. The Company paid AIC dividends of $103 million in 2015 and a return of capital of $700 million in 2014. For additional information on dividends, including restrictions on the payment of dividends by Allstate Life and its subsidiaries, see the Limitations on Dividends by Insurance Subsidiaries subsection of the “Regulation” section of Item 1. Business of this Form 10-K and the discussion under the heading “Dividend Limitations” in Note 15 of our consolidated financial statements, which are incorporated herein by reference.
Item 6. Selected Financial Data

5-YEAR SUMMARY OF SELECTED FINANCIAL DATA
($ in millions)	2016	2015	2014	2013	2012
Consolidated Operating Results
Premiums	$592	$600	$589	$613	$593
Contract charges	717	738	847	1,054	1,029
Net investment income	1,659	1,819	2,081	2,485	2,597
Realized capital gains and losses	(77)	265	143	76	(16)
Total revenues	2,891	3,422	3,660	4,228	4,203
Net income (loss)	319	561	526	(38)	426

Consolidated Financial Position
Investments (1)	$35,067	$34,962	$37,466	$37,944	$55,866
Total assets	43,239	43,678	46,735	63,368	70,111
Reserve for life-contingent contract benefits and contractholder funds (1)	30,792	31,936	33,382	35,193	52,751
Notes due to related parties	465	275	275	282	496
Shareholder’s equity	6,409	5,933	6,347	6,070	7,313
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
The most important factors we monitor to evaluate the financial condition and performance of our company include:

•
For operations: benefit and investment spread, asset-liability matching, amortization of deferred policy acquisition costs (“DAC”), expenses, net income, new business sales, invested assets, and premiums and contract charges.

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
Summary of Results:

•
Net income was $319 million in 2016 compared to $561 million in 2015 and $526 million in 2014. The decrease in 2016 primarily relates to net realized capital losses in 2016 compared to net realized capital gains in 2015 and lower net investment income, partially offset by lower operating costs and expenses and lower interest credited to contractholder funds. The increase in 2015 primarily relates to higher net realized capital gains and lower loss on disposition related to the Lincoln Benefit Life Company (“LBL”) sale, partially offset by lower net investment income and the reduction in business due to the sale of LBL.

•
Consolidated shareholder’s equity increased to $6.41 billion as of December 31, 2016 from $5.93 billion as of December 31, 2015, primarily due to net income and an increase in unrealized net capital gains.

2016 HIGHLIGHTS

•	Net income was $319 million in 2016 compared to $561 million in 2015.

•
Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $1.30 billion in 2016, a decrease of 2.2% from $1.32 billion in 2015.

•
Investments totaled $35.07 billion as of December 31, 2016, reflecting an increase of $105 million from $34.96 billion as of December 31, 2015. Net investment income decreased 8.8% to $1.66 billion in 2016 from $1.82 billion in 2015.

•	Net realized capital losses totaled $77 million in 2016 compared to net realized capital gains of $265 million in 2015.

•	Contractholder funds totaled $19.47 billion as of December 31, 2016, reflecting a decrease of $1.07 billion from $20.54 billion as of December 31, 2015.

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

IMPACT OF LOW INTEREST RATE ENVIRONMENT
In December 2016, the Federal Open Market Committee (“FOMC”) tightened monetary policy by setting the new target range for the federal funds rate at 1/2 percent to 3/4 percent. The FOMC indicated that monetary policy remains accommodative after the increase, thereby supporting further strengthening in the labor market and a return to 2 percent inflation. The path of the federal funds rate increase will depend on economic conditions and their impact on the economic outlook. We anticipate that interest rates will continue to increase but remain below historic averages and that financial markets may continue to have periods of high volatility and less liquidity.
Deferred annuity contracts and interest sensitive life insurance policies with fixed and guaranteed crediting rates, or floors that limit crediting rate reductions, are adversely impacted by a prolonged low interest rate environment since we may not be able to reduce crediting rates sufficiently to maintain investment spreads. Financial results of long duration products that do not have stated crediting rate guarantees but for which underlying assets may have to be reinvested at interest rates that are lower than portfolio rates, such as structured settlements and term life insurance, may also be adversely impacted. Our investment strategy for structured settlements includes increasing performance-based investments in which we have ownership interests and a greater proportion of return is derived from idiosyncratic asset or operating performance. We stopped selling new fixed annuity products January 1, 2014 and structured settlement annuities March 22, 2013.
The following table summarizes the weighted average guaranteed crediting rates and weighted average current crediting rates as of December 31, 2016 for certain fixed annuities and interest-sensitive life contracts where management has the ability to change the crediting rate, subject to a contractual minimum. Other products, including equity-indexed, variable and immediate annuities, and equity-indexed and variable life totaling $5.60 billion of contractholder funds, have been excluded from the analysis because management does not have the ability to change the crediting rate or the minimum crediting rate is not considered meaningful in this context.

($ in millions)	Weighted average guaranteed crediting rates	Weighted average current crediting rates	Contractholder funds
Annuities with annual crediting rate resets	3.06%	3.07%	$5,328
Annuities with multi-year rate guarantees (1):
Resettable in next 12 months	1.85	3.24	401
Resettable after 12 months	1.37	3.25	1,212
Interest-sensitive life insurance	3.97	4.02	6,932
____________
(1)  These contracts include interest rate guarantee periods which are typically 5, 6 or 10 years.
Investing activity is likely to continue to decrease our portfolio yield as long as market yields remain below the current portfolio yield. The portfolio yield has been less impacted by reinvestment in the current low interest rate environment, as much of the investment cash flows have been used to fund the managed reduction in spread-based liabilities. The declines in both invested assets and portfolio yield are expected to result in lower net investment income in future periods.
As of December 31, 2016, we have fixed income securities that are not subject to prepayment with an amortized cost of $22.25 billion and $3.94 billion of commercial mortgage loans, of which approximately 6.0% and 7.3%, respectively, are expected to mature in 2017. Additionally, for asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”) and commercial mortgage-backed securities (“CMBS”) that have the potential for prepayment and are therefore not categorized by contractual maturity, we received periodic principal payments of $973 million in 2016. To the extent portfolio cash flows are reinvested into fixed income securities, the average pre-tax investment yield is expected to decline due to lower market yields. We shortened the maturity profile of the fixed income securities in 2015 to make the portfolio less sensitive to rising interest rates. Proceeds from the sale of longer duration fixed income securities were initially reinvested in shorter duration fixed income and public equity securities that lowered net investment income and portfolio yields. We expect to increase the portfolio allocation to performance-based investments over time, to better match the long-term nature of our immediate annuity liabilities and improve long-term economic results. We anticipate higher long-term returns on these investments. Since June 30, 2015, the carrying value of performance-based investments and market-based equity securities have increased by $1.34 billion to $4.27 billion.
In order to mitigate the unfavorable impact that the current and changing interest rate environment could have on investment results, we are:

•	Managing our exposure to interest rate risk by maintaining a shorter maturity profile which will also result in the yield responding more quickly to changes in market interest rates.

•
Shifting the portfolio mix over time to have less reliance on investments whose returns come primarily from interest payments to performance-based investments in which we have ownership interests and a greater proportion of return is derived from idiosyncratic asset or operating performance.

•	Investing for the specific needs and characteristics of our business.
These topics are discussed in more detail in the respective sections of the MD&A.

OPERATIONS
Overview and strategy We currently sell traditional, interest-sensitive and variable life insurance and serve customers through Allstate exclusive agencies and exclusive financial specialists. We also sell voluntary accident and health insurance through workplace enrolling independent agents in New York. We previously offered and continue to have in force fixed annuities such as deferred and immediate annuities. We previously offered institutional products consisting of funding agreements sold to unaffiliated trusts that used them to back medium-term notes. There are no institutional products outstanding as of December 31, 2016. We also previously offered variable annuities and substantially all of this business is reinsured. Allstate exclusive agencies and exclusive financial specialists have a portfolio of non-proprietary products to sell, including mutual funds, fixed and variable annuities, disability insurance and long-term care insurance, to help meet customer needs.
We bring value to our ultimate parent, The Allstate Corporation (the “Corporation”) in three principal ways: through improving the economics of the Corporation through increased customer loyalty and deepened customer relationships based on cross selling our products to existing customers, bringing new customers to Allstate, and profitable growth. Our strategy is focused on expanding Allstate customer relationships, growing the number of products delivered to customers through Allstate exclusive agencies, and managing the runoff of our in-force annuity products to improve returns.
The strategy for our life insurance business centers on the continuation of efforts to fully integrate the business into the Allstate brand customer value proposition and modernizing our operating model. The life insurance product portfolio and sales process provide for clear and distinct positioning to meet the varied needs of Allstate customers and position Allstate exclusive agencies and exclusive financial specialists as trusted advisors. Our product positioning provides solutions to help meet customer needs during various life stages ranging from basic mortality protection to more complex mortality and financial planning solutions. Basic mortality protection solutions are provided through less complex products, such as term and whole life insurance, sold through exclusive agents and licensed sales professionals to deepen customer relationships. More advanced mortality and financial planning solutions are provided primarily through exclusive financial specialists with an emphasis on our more complex offerings, such as universal life insurance products. Many Allstate exclusive agencies utilize an exclusive financial specialist for their expertise with advanced life and retirement cases and other financial needs of customers. Successful partnerships will assist agencies with building stronger and deeper customer relationships. Sales producer education and technology improvements are being made to ensure agencies have the tools and information needed to help customers meet their needs and build personal relationships as trusted advisors. Additionally, tools will be made available to consumers to help them understand their needs and encourage interaction with their local agencies.
We exited the continuing sale of annuities over an eight year period from 2006 to 2014, reflecting our expectations of declining returns. As a result, the declining volume of business is managed with a focus on increasing lifetime economic value. While we may choose to selectively issue liabilities in the future, we currently do not expect any issuance to be material. Both the deferred and immediate annuity businesses have been adversely impacted by the historically low interest rate environment. Our immediate annuity business has also been impacted by medical advancements that have resulted in annuitants living longer than anticipated when many of these contracts were originated. We focus on the distinct risk and return profiles of the specific products outstanding when developing investment and liability management strategies. The level of legacy deferred annuities in force has been significantly reduced and the investment portfolio and annuity crediting rates are proactively managed to improve the profitability of the business while providing appropriate levels of liquidity. The investment portfolio supporting our immediate annuities is managed to ensure the assets match the characteristics of the liabilities and provide the long-term returns needed to support this business. To better match the long-term nature of our immediate annuities, we continue to increase performance-based investments in which we have ownership interests and a greater proportion of return is derived from idiosyncratic asset or operating performance.
Outlook

•
Our growth initiatives continue to focus on increasing the number of customers served through Allstate agencies. This includes positioning Allstate exclusive agencies and exclusive financial specialists as trusted advisors.

•
We will continue to focus on improving long-term economic returns on our in-force annuity products and managing the impacts of historically low interest rates. We expect lower investment spread on annuities due to the continuing managed reduction in contractholder funds and a continuation of our asset allocation strategy for long-term immediate annuities to include more performance-based investments. A greater proportion of the return on these investments is derived from idiosyncratic asset or operating performance. While we anticipate higher returns on these investments over time, the investment income can vary significantly between periods.

•	We have limitations on the amount of dividends we can pay without prior insurance department approval.

•
We continue to review strategic options to reduce exposure and improve returns of the spread-based businesses. As a result, we may take additional operational and financial actions that offer return improvement and risk reduction opportunities.

Summary analysis Summarized financial data for the years ended December 31 is presented in the following table.

($ in millions)	2016	2015	2014
Revenues
Premiums	$592	$600	$589
Contract charges	717	738	847
Net investment income	1,659	1,819	2,081
Realized capital gains and losses	(77)	265	143
Total revenues	2,891	3,422	3,660

Costs and expenses
Contract benefits	(1,387)	(1,406)	(1,452)
Interest credited to contractholder funds	(677)	(717)	(891)
Amortization of DAC	(134)	(151)	(162)
Operating costs and expenses	(219)	(273)	(310)
Restructuring and related charges	(1)	—	(2)
Interest expense	(15)	(16)	(16)
Total costs and expenses	(2,433)	(2,563)	(2,833)

Gain (loss) on disposition of operations	5	3	(68)
Income tax expense	(144)	(301)	(233)
Net income	$319	$561	$526
Net income was $319 million in 2016 compared to $561 million in 2015. The decrease was primarily due to net realized capital losses in 2016 compared to net realized capital gains in 2015 and lower net investment income, partially offset by lower operating costs and expenses and lower interest credited to contractholder funds.
Net income was $561 million in 2015 compared to $526 million in 2014. The increase primarily relates to higher net realized capital gains and the loss on disposition related to the LBL sale in 2014, partially offset by lower net investment income and the reduction in business due to the April 1, 2014 sale of LBL. Net income in 2014 included an after-tax loss on disposition of LBL totaling $38 million. Excluding the loss on disposition as well as the net income of the LBL business for first quarter 2014 of $28 million, net income increased $25 million in 2015 compared to 2014, primarily due to higher net realized capital gains and lower interest credited to contractholder funds, partially offset by lower net investment income.
Analysis of revenues Total revenues decreased 15.5% or $531 million in 2016 compared to 2015, primarily due to net realized capital losses in 2016 compared to net realized capital gains in 2015 and lower net investment income. Total revenues decreased 6.5% or $238 million in 2015 compared to 2014. Excluding results of the LBL business for first quarter 2014 of $211 million, total revenues decreased 0.8% or $27 million in 2015 compared to 2014, primarily due to lower net investment income, partially offset by higher net realized capital gains.
Premiums represent revenues generated from traditional life insurance, accident and health insurance products, and immediate annuities with life contingencies that have significant mortality or morbidity risk.
Contract charges are revenues generated from interest-sensitive and variable life insurance and fixed annuities for which deposits are classified as contractholder funds or separate account liabilities. Contract charges are assessed against the contractholder account values for maintenance, administration, cost of insurance and surrender prior to contractually specified dates.

The following table summarizes premiums and contract charges by product for the years ended December 31.

($ in millions)	2016	2015	2014
Underwritten products
Traditional life insurance premiums	$502	$515	$492
Accident and health insurance premiums	90	85	93
Interest-sensitive life insurance contract charges	703	724	828
Subtotal	1,295	1,324	1,413

Annuities
Immediate annuities with life contingencies premiums	—	—	4
Other fixed annuity contract charges	14	14	19
Subtotal	14	14	23
Premiums and contract charges (1)	$1,309	$1,338	$1,436
____________

(1)	Contract charges related to the cost of insurance totaled $495 million, $503 million and $582 million in 2016, 2015 and 2014, respectively.
Total premiums and contract charges decreased 2.2% or $29 million in 2016 compared to 2015, primarily due to lower sales of traditional life insurance and lower interest-sensitive life insurance contract charges related to the reinsurance agreement with AAC effective April 1, 2015.
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
The following table shows the changes in contractholder funds for the years ended December 31.

($ in millions)	2016	2015	2014
Contractholder funds, beginning balance	$20,542	$21,816	$23,604
Contractholder funds classified as held for sale, beginning balance	—	—	10,945
Total contractholder funds, including those classified as held for sale	20,542	21,816	34,549

Deposits
Interest-sensitive life insurance	808	854	953
Fixed annuities	161	198	274
Total deposits	969	1,052	1,227

Interest credited	672	716	892

Benefits, withdrawals, maturities and other adjustments
Benefits	(947)	(1,060)	(1,178)
Surrenders and partial withdrawals	(1,014)	(1,246)	(2,253)
Maturities of and interest payments on institutional products	(86)	(1)	(2)
Contract charges	(665)	(684)	(798)
Net transfers from separate accounts	5	7	7
Other adjustments (1)	(6)	(58)	34
Total benefits, withdrawals, maturities and other adjustments	(2,713)	(3,042)	(4,190)

Contractholder funds sold in LBL disposition	—	—	(10,662)
Contractholder funds, ending balance	$19,470	$20,542	$21,816
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

Contractholder funds decreased 5.2% and 5.8% in 2016 and 2015, respectively, primarily due to the continued runoff of our deferred fixed annuity business. We stopped offering new deferred fixed annuities beginning January 1, 2014, but still accept additional deposits on existing contracts.
Contractholder deposits decreased 7.9% in 2016 compared to 2015, primarily due to lower deposits on interest-sensitive life insurance resulting from lower reinsurance assumed and the absence of deposits on the business reinsured to AAC effective April 1, 2015, and lower additional deposits on deferred fixed annuities. Contractholder deposits decreased 14.3% in 2015 compared to 2014, primarily due to lower deposits on interest-sensitive life insurance due to the LBL sale and the absence of deposits on the business reinsured to AAC effective April 1, 2015, and lower additional deposits on fixed annuities.
Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 18.6% to $1.01 billion in 2016 from $1.25 billion in 2015, primarily due to decreases in deferred fixed annuities. Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 44.7% to $1.25 billion in 2015 from $2.25 billion in 2014, primarily due to the continued runoff of our deferred annuity business and the LBL sale. Additionally, 2014 had elevated surrenders on fixed annuities resulting from a large number of contracts reaching the 30-45 day period (typically at their 5 or 6 year anniversary) during which there is no surrender charge. The surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 6.2% in 2016 compared to 7.2% in 2015 and 10.2% in 2014.
Maturities of and interest payments on institutional products included an $85 million maturity in 2016. There are no institutional products outstanding as of December 31, 2016.
Analysis of costs and expenses Total costs and expenses decreased 5.1% or $130 million in 2016 compared to 2015, primarily due to lower operating costs and expenses, interest credited to contractholder funds, contract benefits and amortization of DAC. Total costs and expenses decreased 9.5% or $270 million in 2015 compared to 2014. Excluding results of the LBL business for first quarter 2014 of $168 million, total costs and expenses decreased $102 million in 2015 compared to 2014, primarily due to lower interest credited to contractholder funds and lower operating costs and expenses, partially offset by higher contract benefits.
Contract benefits decreased 1.4% or $19 million in 2016 compared to 2015, primarily due to favorable life insurance mortality experience and a decline related to the reinsurance agreement with AAC effective April 1, 2015, partially offset by an increase in reserves for secondary guarantees on interest-sensitive life insurance and unfavorable immediate annuity mortality experience. Our 2016 annual review of assumptions resulted in a $10 million increase in reserves primarily for secondary guarantees on interest-sensitive life insurance due to higher than anticipated retention of guaranteed interest-sensitive life business.
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
In 2016, we completed a mortality study for our structured settlement annuities with life contingencies (a type of immediate fixed annuities). The study indicated that annuitants are living longer and receiving benefits for a longer period than originally estimated. A substantial portion of the structured settlement annuity business includes annuitants with severe injuries or other health impairments which significantly reduced their life expectancy at the time the annuity was issued. Medical advances and access to medical care may be favorably impacting mortality rates. The results of the study were included in the premium deficiency and profits followed by losses evaluations as of December 31, 2016, and no adjustments were recognized. We aggregate traditional life insurance products and immediate annuities with life contingencies in these evaluations. While there was an unfavorable change in mortality assumptions as a result of the study, there was a favorable change in the long-term investment yield assumptions due to the increase in performance-based investments and equity securities.
We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”). This implied interest totaled $510 million, $511 million and $521 million in 2016, 2015 and 2014, respectively.
The benefit spread by product group for the years ended December 31 is disclosed in the following table.

($ in millions)	2016	2015	2014
Life insurance	$256	$256	$293
Accident and health insurance	40	32	32
Annuities	(86)	(80)	(85)
Total benefit spread	$210	$208	$240

Benefit spread increased 1.0% or $2 million in 2016 compared to 2015, primarily due to favorable life insurance mortality experience and higher accident and health insurance premiums, partially offset by lower life insurance premiums, an increase in reserves for secondary guarantees on interest-sensitive life insurance and unfavorable immediate annuity mortality experience.
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
Interest credited to contractholder funds decreased 5.6% or $40 million in 2016 compared to 2015, primarily due to lower average contractholder funds and a decline related to the reinsurance agreement with AAC effective April 1, 2015. Interest credited to contractholder funds decreased 19.5% or $174 million in 2015 compared to 2014. Excluding results of the LBL business for first quarter 2014 of $90 million, interest credited to contractholder funds decreased $84 million in 2015 compared to 2014, primarily due to lower average contractholder funds, a decline related to the reinsurance agreement with AAC effective April 1, 2015, and lower interest crediting rates. Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged increased interest credited to contractholder funds by $3 million in 2016 compared to $2 million in 2015 and $22 million in 2014.
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
The investment spread by product group for the years ended December 31 is shown in the following table.

($ in millions)	2016	2015	2014
Annuities and institutional products	$128	$236	$319
Life insurance	131	146	108
Accident and health insurance	5	6	8
Net investment income on investments supporting capital	211	205	256
Investment spread before valuation changes on embedded derivatives that are not hedged	475	593	691
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	(3)	(2)	(22)
Total investment spread	$472	$591	$669
Investment spread before valuation changes on embedded derivatives that are not hedged decreased 19.9% or $118 million in 2016 compared to 2015, primarily due to lower net investment income. Investment spread before valuation changes on embedded derivatives that are not hedged decreased 14.2% or $98 million in 2015 compared to 2014. Excluding results of the LBL business for first quarter 2014 of $46 million, investment spread before valuation changes on embedded derivatives that are not hedged decreased $52 million in 2015 compared to 2014, due to lower net investment income, partially offset by lower credited interest.
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

	Weighted average investment yield			Weighted average interest crediting rate			Weighted average investment spreads
	2016	2015	2014	2016	2015	2014	2016	2015	2014
Interest-sensitive life insurance	5.1%	5.4%	5.3%	3.9%	3.8%	3.9%	1.2%	1.6%	1.4%
Deferred fixed annuities and institutional products	4.1	4.3	4.5	2.8	2.8	2.9	1.3	1.5	1.6
Immediate fixed annuities with and without life contingencies	6.5	7.0	7.3	5.9	5.9	6.0	0.6	1.1	1.3
Investments supporting capital, traditional life and other products	3.8	4.0	4.6	n/a	n/a	n/a	n/a	n/a	n/a

The following table summarizes our product liabilities as of December 31 and indicates the value of those contracts and policies for which an investment spread is generated.

($ in millions)	2016	2015	2014
Immediate fixed annuities with life contingencies	$8,616	$8,708	$8,900
Other life contingent contracts and other	2,706	2,686	2,666
Reserve for life-contingent contract benefits	$11,322	$11,394	$11,566

Interest-sensitive life insurance	$7,312	$7,262	$7,193
Deferred fixed annuities	8,884	9,710	10,836
Immediate fixed annuities without life contingencies	3,009	3,224	3,448
Institutional products	—	85	85
Other	265	261	254
Contractholder funds	$19,470	$20,542	$21,816
Amortization of DAC The components of amortization of DAC for the years ended December 31 are summarized in the following table.

($ in millions)	2016	2015	2014
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$134	$147	$164
Amortization relating to realized capital gains and losses (1) and valuation changes on embedded derivatives that are not hedged	6	4	5
Amortization deceleration for changes in assumptions (“DAC unlocking”)	(6)	—	(7)
Total amortization of DAC	$134	$151	$162
____________

(1)
The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

Amortization of DAC decreased 11.3% or $17 million in 2016 compared to 2015, primarily due to the decline in new and inforce business and amortization deceleration for changes in assumptions in 2016.
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
Our annual comprehensive review of assumptions underlying estimated future gross profits for our interest-sensitive life, fixed annuities and other investment contracts covers assumptions for persistency, mortality, expenses, investment returns, including capital gains and losses, interest crediting rates to policyholders, and the effect of any hedges in all product lines. In 2016, the review resulted in a deceleration of DAC amortization (credit to income) of $6 million. DAC amortization deceleration for changes in the investment margin component of estimated gross profits related to interest-sensitive life insurance and was due to increased projected investment margins from a favorable asset portfolio mix. DAC amortization deceleration for changes in the expense margin component of estimated gross profits related primarily to variable life insurance and was due to a decrease in projected expenses.
In 2015, the review resulted in no net acceleration of DAC amortization.
In 2014, the review resulted in a deceleration of DAC amortization of $7 million. Amortization deceleration of $9 million related to interest-sensitive life insurance and was primarily due to a decrease in projected expenses, partially offset by increased projected mortality. Amortization acceleration of $2 million related to fixed annuities and was primarily due to a decrease in projected gross profits.

The changes in DAC for the years ended December 31 are detailed in the following table.

($ in millions)	Traditional life and accident and health		Interest-sensitive life insurance		Fixed annuities		Total
	2016	2015	2016	2015	2016	2015	2016	2015
Beginning balance	$452	$455	$815	$769	$47	$47	$1,314	$1,271
Acquisition costs deferred	28	47	51	77	—	—	79	124
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions (1)	(41)	(50)	(86)	(91)	(7)	(6)	(134)	(147)
Amortization relating to realized capital gains and losses and valuation changes on embedded derivatives that are not hedged (1)	—	—	(6)	(5)	—	1	(6)	(4)
Amortization deceleration for changes in assumptions (“DAC unlocking”) (1)	—	—	6	—	—	—	6	—
Effect of unrealized capital gains and losses (2)	—	—	(72)	94	—	5	(72)	99
Reinsurance ceded (3)	—	—	—	(29)	—	—	—	(29)
Ending balance	$439	$452	$708	$815	$40	$47	$1,187	$1,314
____________

(1)	Included as a component of amortization of DAC on the Consolidated Statements of Operations and Comprehensive Income.

(2)
Represents the change in the DAC adjustment for unrealized capital gains and losses. The DAC adjustment represents the amount by which the amortization of DAC would increase or decrease if the unrealized gains and losses in the respective product portfolios were realized.

(3)	In 2015, DAC decreased as a result of a reinsurance agreement with AAC.
Operating costs and expenses decreased 19.8% or $54 million in 2016 compared to 2015. Operating costs and expenses decreased 11.9% or $37 million in 2015 compared to 2014. Excluding results of the LBL business for first quarter 2014 of $8 million, operating costs and expenses decreased $29 million in 2015 compared to 2014.
The following table summarizes operating costs and expenses for the years ended December 31.

($ in millions)	2016	2015	2014
Non-deferrable commissions	$20	$16	$15
General and administrative expenses	168	225	261
Taxes and licenses	31	32	34
Total operating costs and expenses	$219	$273	$310

Restructuring and related charges	$1	$—	$2

General and administrative expenses decreased 25.3% or $57 million in 2016 compared to 2015, and 13.8% or $36 million in 2015 compared to 2014, primarily due to lower employee related and other operating costs as a result of the decline in new and inforce business.
Income tax expense in first quarter 2015 included $17 million related to our adoption of new accounting guidance for investments in qualified affordable housing projects.

Reinsurance Ceded In the normal course of business, we seek to limit aggregate and single exposure to losses on large risks by purchasing reinsurance. In addition, we have used reinsurance to effect the disposition of certain blocks of business. We retain primary liability as a direct insurer for all risks ceded to reinsurers. As of both December 31, 2016 and 2015, 23% of our face amount of life insurance in force was reinsured. Additionally, we ceded substantially all of the risk associated with our variable annuity business to Prudential Insurance Company of America.
Our reinsurance recoverables, summarized by reinsurer as of December 31, are shown in the following table.

($ in millions)	S&P financial strength rating (1)	Reinsurance recoverable on paid and unpaid benefits
		2016	2015
Prudential Insurance Company of America	AA-	$1,406	$1,438
Allstate Assurance Company (2)	N/A	452	464
RGA Reinsurance Company	AA-	250	266
Swiss Re Life and Health America, Inc.	AA-	151	152
Munich American Reassurance	AA-	98	102
Scottish Re Group	N/A	90	94
Transamerica Life Group	AA-	84	82
John Hancock Life & Health Insurance Company	AA-	55	56
Triton Insurance Company	N/A	49	51
American Health & Life Insurance Company	N/A	41	43
Lincoln National Life Insurance	AA-	31	34
Security Life of Denver	A	30	31
SCOR Global Life	AA-	17	18
American United Life Insurance Company	AA-	15	16
Other (3)		22	24
Total		$2,791	$2,871
____________

(1)	N/A reflects no S&P Global Ratings (“S&P”) rating available.

(2)	Affiliate company.

(3)	As of December 31, 2016 and 2015, the other category includes $20 million and $23 million, respectively, of recoverables due from reinsurers with an investment grade credit rating from S&P.
We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis, and a provision for uncollectible reinsurance is recorded if needed. No amounts have been deemed unrecoverable in the three-years ended December 31, 2016.

INVESTMENTS 2016 HIGHLIGHTS

•	Investments totaled $35.07 billion as of December 31, 2016, increasing from $34.96 billion as of December 31, 2015.

•	Unrealized net capital gains totaled $1.20 billion as of December 31, 2016, increasing from $883 million as of December 31, 2015.

•	Net investment income was $1.66 billion in 2016, a decrease of 8.8% from $1.82 billion in 2015.

•	Net realized capital losses were $77 million in 2016 compared to net realized capital gains of $265 million in 2015.
INVESTMENTS
Overview and strategy The return on our investment portfolio is an important component of our ability to offer good value to customers and earn an acceptable return on capital. We identify a strategic asset allocation which considers both the nature of the liabilities and the risk and return characteristics of the various asset classes in which we invest. This allocation is informed by our long-term and market expectations, as well as other considerations such as risk appetite, portfolio diversification, duration, desired liquidity and capital. Within appropriate ranges relative to strategic allocations, tactical allocations are made in consideration of prevailing and potential future market conditions. We manage risks that involve uncertainty related to interest rates, credit spreads, equity returns and currency exchange rates.
Our portfolio is comprised of assets chosen to generate returns to support corresponding liabilities, within an asset-liability framework that targets an appropriate return on capital. For longer-term immediate annuity liabilities, we invest primarily in performance-based investments and equity securities. For shorter-term annuity and life insurance liabilities, we invest primarily in interest-bearing investments, such as fixed income securities and commercial mortgage loans.
We utilize four high level strategies to manage risks and returns and to position our portfolio to take advantage of market opportunities while attempting to mitigate adverse effects. As strategies and market conditions evolve, the asset allocation may change or assets may be moved between strategies.
Market-Based Core strategy seeks to deliver predictable earnings aligned to business needs through investments primarily in public fixed income and equity securities. Private fixed income assets, such as commercial mortgages, bank loans and privately placed debt are also included in this category. As of December 31, 2016, 88% of the total portfolio follows this strategy with 88% in fixed income securities and mortgage loans and 4% in equity securities.
Market-Based Active strategy seeks to outperform within the public markets through tactical positioning and by taking advantage of short-term opportunities. This strategy may generate results that meaningfully deviate from those achieved by market indices, both favorably and unfavorably. The portfolio primarily includes public fixed income and equity securities. As of December 31, 2016, 4% of the total portfolio follows this strategy with 76% in fixed income securities and 16% in equity securities.
Performance-Based Long-Term (“PBLT”) strategy seeks to deliver attractive risk-adjusted returns over a longer horizon.  The return is a function of both general market conditions and the performance of the underlying assets or businesses. The portfolio, which primarily includes private equity, real estate, infrastructure and agriculture-related assets, is diversified across a number of characteristics, including managers or partners, vintage years, strategies, geographies (including international) and industry sectors or property types. These investments are generally illiquid in nature, often require specialized expertise, typically involve a third party manager, and may offer the potential to add value through transformation at the company or property level. As of December 31, 2016, 8% of the total portfolio follows this strategy with 93% in limited partnership interests.
Performance-Based Opportunistic strategy seeks to earn attractive returns by making investments that involve asset dislocations or special situations, often in private markets.
Investments outlook
In December 2016, the FOMC tightened monetary policy by setting the new target range for the federal funds rate at 1/2 percent to 3/4 percent and maintained their inflation target of 2 percent. The FOMC noted that monetary policy remains accommodative after the increase, thereby supporting further strengthening in the labor market and a return to 2 percent inflation. The path of the federal funds rate increase will depend on economic conditions and their impact on the economic outlook. We anticipate that interest rates will continue to increase but remain below historic averages and that financial markets may continue to have periods of high volatility and less liquidity.
Invested assets and income are expected to decline in line with reductions in contractholder funds. Additionally, investment income will decline as we continue to invest and reinvest investment proceeds at market yields that are below the current portfolio yield. We plan to focus on the following priorities:

•
Expanding our capabilities in performance-based investing to increase portfolio returns and capital creation and taking advantage of increased market volatility through allocations to market-based active strategies.

•
Continue to shift the portfolio mix to include more performance-based investments. A greater proportion of the return on these investments is derived from idiosyncratic asset or operating performance. While we anticipate higher returns on these investments over time, the investment income can vary significantly between periods.

•	Investing for the specific needs and characteristics of our business, including our liability profile.
Portfolio composition The composition of the investment portfolio as of December 31, 2016 is presented in the following table.

($ in millions)		Percent to total
Fixed income securities (1)	$24,222	69.1%
Mortgage loans	3,938	11.2
Equity securities (2)	1,511	4.3
Limited partnership interests (3)	2,776	7.9
Short-term investments (4)	566	1.6
Policy loans	563	1.6
Other	1,491	4.3
Total	$35,067	100.0%
____________

(1)	Fixed income securities are carried at fair value. Amortized cost basis for these securities was $23.11 billion.

(2)	Equity securities are carried at fair value. Cost basis for these securities was $1.43 billion.

(3)	We have commitments to invest in additional limited partnership interests totaling $1.40 billion.

(4)	Short-term investments are carried at fair value. Amortized cost basis for these investments was $566 million.
Investments totaled $35.07 billion as of December 31, 2016, increasing from $34.96 billion as of December 31, 2015, primarily due to positive operating cash flows and higher fixed income valuations, partially offset by net reductions in contractholder funds.
Portfolio composition by investment strategy The following table presents the investment portfolio by strategy as of December 31, 2016.

($ in millions)	Total	Market-Based Core	Market-Based Active	Performance-Based Long-Term	Performance-Based Opportunistic
Fixed income securities	$24,222	$23,271	$946	$5	$—
Mortgage loans	3,938	3,938	—	—	—
Equity securities	1,511	1,261	203	47	—
Limited partnership interests	2,776	165	—	2,603	8
Short-term investments	566	467	99	—	—
Policy loans	563	563	—	—	—
Other	1,491	1,346	4	141	—
Total	$35,067	$31,011	$1,252	$2,796	$8
% of total		88%	4%	8%	—%

Unrealized net capital gains and losses
Fixed income securities	$1,110	$1,108	$2	$—	$—
Equity securities	82	73	7	2	—
Limited partnership interests	(2)	—	—	(2)	—
Other	5	5	—	—	—
Total	$1,195	$1,186	$9	$—	$—
During 2016, strategic actions focused on optimizing portfolio yield, return and risk in the low interest rate environment. We maintained our portfolio’s shorter maturity profile established in 2015 and continued to shift the proceeds from the sale of longer duration fixed income securities primarily to performance-based investments. These actions have reduced our exposure to rising interest rates. We continue to increase our performance-based investments, consistent with our ongoing strategy to have a greater proportion of return derived from idiosyncratic asset or operating performance and equity securities. Performance-based investments and equity securities will continue to be allocated primarily to the longer-term immediate annuity liabilities to improve returns on those products. Shorter-term annuity and life insurance liabilities will continue to be invested primarily in interest-bearing investments, such as fixed income securities and commercial mortgage loans.

Fixed income securities by type are listed in the following table.

($ in millions)	Fair value as of December 31, 2016	Percent to total investments	Fair value as of December 31, 2015	Percent to total investments
U.S. government and agencies	$1,014	2.9%	$977	2.8%
Municipal	2,274	6.5	2,442	7.0
Corporate	19,681	56.1	18,504	52.9
Foreign government	332	1.0	384	1.1
ABS	331	0.9	1,420	4.1
RMBS	333	1.0	451	1.3
CMBS	241	0.7	436	1.3
Redeemable preferred stock	16	—	15	—
Total fixed income securities	$24,222	69.1%	$24,629	70.5%
Fixed income securities are rated by third party credit rating agencies and/or are internally rated. As of December 31, 2016, 86.9% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P, a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Credit ratings below these designations are considered low credit quality or below investment grade, which includes high yield bonds. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.
The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit quality as of December 31, 2016.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$1,014	$46	$—	$—	$1,014	$46
Municipal	2,232	258	42	(1)	2,274	257
Corporate
Public	11,883	439	1,639	25	13,522	464
Privately placed	5,127	255	1,032	17	6,159	272
Foreign government	327	28	5	—	332	28
ABS
Collateralized debt obligations (“CDO”)	102	(6)	27	—	129	(6)
Consumer and other asset-backed securities (“Consumer and other ABS”)	198	(1)	4	1	202	—
RMBS
U.S. government sponsored entities (“U.S. Agency”)	61	4	—	—	61	4
Non-agency	22	—	250	35	272	35
CMBS	67	1	174	7	241	8
Redeemable preferred stock	16	2	—	—	16	2
Total fixed income securities	$21,049	$1,026	$3,173	$84	$24,222	$1,110
Municipal bonds totaled $2.27 billion as of December 31, 2016 with an unrealized net capital gain of $257 million. The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).

The following table summarizes by state the fair value, amortized cost and credit rating of our municipal bonds, excluding $31 million of pre-refunded bonds, as of December 31, 2016.

($ in millions) State	State general obligation	Local general obligation	Revenue (1)	Fair value	Amortized cost	Average credit rating
Texas	$—	$262	$118	$380	$338	Aa
California	44	139	151	334	286	Aa
Oregon	—	181	20	201	171	Aa
New Jersey	81	15	25	121	106	A
Michigan	50	—	66	116	111	A
New York	6	—	109	115	105	Aa
Florida	27	28	49	104	96	Aa
Illinois	—	15	78	93	80	Aa
Washington	—	—	67	67	61	Aa
District of Columbia	—	—	61	61	53	A
All others	109	153	389	651	582	A
Total	$317	$793	$1,133	$2,243	$1,989	Aa
____________

(1)
The nature of the activities supporting revenue bonds is diversified and includes transportation, health care, industrial development, housing, higher education, utilities, recreation/convention centers and other activities.

Our practice for acquiring and monitoring municipal bonds is predominantly based on the underlying credit quality of the primary obligor. We currently rely on the primary obligor to pay all contractual cash flows and are not relying on bond insurers for payments. As a result of downgrades in the insurers’ credit ratings, the ratings of the insured municipal bonds generally reflect the underlying ratings of the primary obligor. As of December 31, 2016, all of our insured municipal bond portfolio is rated investment grade.
Corporate bonds, including publicly traded and privately placed, totaled $19.68 billion as of December 31, 2016, with an unrealized net capital gain of $736 million. Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.
Our $6.16 billion portfolio of privately placed securities is diversified by issuer, industry sector and country. The portfolio is made up of 395 issuers. Privately placed corporate obligations may contain structural security features such as financial covenants and call protections that provide investors greater protection against credit deterioration, reinvestment risk or fluctuations in interest rates than those typically found in publicly registered debt securities. Additionally, investments in these securities are made after due diligence of the issuer, typically including discussions with senior management and on-site visits to company facilities. Ongoing monitoring includes direct periodic dialog with senior management of the issuer and continuous monitoring of operating performance and financial position. Every issue not rated by an independent rating agency is internally rated with a formal rating affirmation at least once a year.
Our corporate bonds portfolio includes $2.67 billion of below investment grade bonds, $1.03 billion of which are privately placed. These securities are diversified by issuer and industry sector. The below investment grade corporate bonds portfolio is made up of 257 issuers. We employ fundamental analyses of issuers and sectors along with macro and asset class views to identify investment opportunities. This results in a portfolio with broad exposure to the high yield market, yet with an emphasis on idiosyncratic positions reflective of our views of market conditions and opportunities.
Foreign government securities totaled $332 million as of December 31, 2016, with 98.5% rated investment grade and an unrealized net capital gain of $28 million. Of these securities, 57.2% are backed by the U.S. government, 15.4% are in Canadian governmental and provincial securities, and the remaining 27.4% are highly diversified in other foreign governments.
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
ABS, including CDO and Consumer and other ABS, totaled $331 million as of December 31, 2016, with 90.6% rated investment grade and an unrealized net capital loss of $6 million. Credit risk is managed by monitoring the performance of the underlying collateral. Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.
CDO totaled $129 million as of December 31, 2016, with 79.1% rated investment grade and an unrealized net capital loss of $6 million. CDO consist of obligations collateralized by cash flow CDO, which are structures collateralized primarily by below investment grade senior secured corporate loans. Consumer and other ABS totaled $202 million as of December 31, 2016, with 98.0% rated investment grade.
RMBS totaled $333 million as of December 31, 2016, with 24.9% rated investment grade and an unrealized net capital gain of $39 million. The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to prepayment risk from the underlying residential mortgage loans. RMBS consists of a U.S. Agency portfolio having collateral issued or guaranteed by U.S. government agencies and a non-agency portfolio consisting of securities collateralized by Prime, Alt-A and Subprime loans. The non-agency portfolio totaled $272 million as of December 31, 2016, with 8.1% rated investment grade and an unrealized net capital gain of $35 million.
CMBS totaled $241 million as of December 31, 2016, with 27.8% rated investment grade and an unrealized net capital gain of $8 million. The CMBS portfolio is subject to credit risk and has a sequential paydown structure. All of the CMBS investments are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.
Mortgage loans totaled $3.94 billion as of December 31, 2016 and primarily comprise loans secured by first mortgages on developed commercial real estate. Key considerations used to manage our exposure include property type and geographic diversification. For further detail on our mortgage loan portfolio, see Note 6 of the consolidated financial statements.
Equity securities primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments. The equity securities portfolio was $1.51 billion as of December 31, 2016, with an unrealized net capital gain of $82 million.
Limited partnership interests include interests in private equity funds and co-investments, real estate funds and joint ventures, and other funds. The following table presents carrying value and other information about our limited partnership interests as of December 31, 2016.

($ in millions)	Private equity	Real estate	Other	Total
Cost method of accounting (“Cost”)	$519	$57	$15	$591
Equity method of accounting (“EMA”)	1,677	358	150	2,185
Total	$2,196	$415	$165	$2,776

Number of managers	119	24	4	147
Number of individual investments	216	49	4	269
Largest exposure to single investment	$137	$47	$63	$137
Short-term investments totaled $566 million as of December 31, 2016.
Policy loans totaled $563 million as of December 31, 2016. Policy loans are carried at unpaid principal balances.
Other investments primarily comprise $467 million of bank loans, $467 million of agent loans (loans issued to exclusive Allstate agents), $325 million of notes due from related party, $129 million of real estate and $96 million of derivatives as of December 31, 2016. For further detail on our use of derivatives, see Note 8 of the consolidated financial statements.
Unrealized net capital gains totaled $1.20 billion as of December 31, 2016 compared to $883 million as of December 31, 2015. The increase for fixed income securities was primarily due to a decrease in market yields resulting from tighter credit spreads, partially offset by an increase in risk-free interest rates. The increase for equity securities was primarily due to favorable equity market performance, as well as the realization of unrealized net capital losses through write-downs, partially offset by the realization of unrealized net capital gains through sales.

The following table presents unrealized net capital gains and losses as of December 31.

($ in millions)	2016	2015
U.S. government and agencies	$46	$57
Municipal	257	280
Corporate	736	435
Foreign government	28	36
ABS	(6)	(23)
RMBS	39	45
CMBS	8	27
Redeemable preferred stock	2	2
Fixed income securities	1,110	859
Equity securities	82	16
Derivatives	5	10
EMA limited partnerships	(2)	(2)
Unrealized net capital gains and losses, pre-tax	$1,195	$883
We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security that may be other-than-temporarily impaired. The process includes a quarterly review of all securities to identify instances where the fair value of a security compared to its amortized cost (for fixed income securities) or cost (for equity securities) is below established thresholds. The process also includes the monitoring of other impairment indicators such as ratings, ratings downgrades and payment defaults. The securities identified, in addition to other securities for which we may have a concern, are evaluated for potential other-than-temporary impairment using all reasonably available information relevant to the collectability or recovery of the security. Inherent in our evaluation of other-than-temporary impairment for these fixed income and equity securities are assumptions and estimates about the financial condition and future earnings potential of the issue or issuer. Some of the factors that may be considered in evaluating whether a decline in fair value is other than temporary are: 1) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry specific market conditions and trends, geographic location and implications of rating agency actions and offering prices; 2) the specific reasons that a security is in an unrealized loss position, including overall market conditions which could affect liquidity; and 3) the length of time and extent to which the fair value has been less than amortized cost or cost. All investments in an unrealized loss position as of December 31, 2016 were included in our portfolio monitoring process for determining whether declines in value were other than temporary.
The unrealized net capital gain for the fixed income portfolio totaled $1.11 billion, comprised of $1.31 billion of gross unrealized gains and $200 million of gross unrealized losses as of December 31, 2016. This is compared to an unrealized net capital gain for the fixed income portfolio totaling $859 million, comprised of $1.32 billion of gross unrealized gains and $462 million of gross unrealized losses as of December 31, 2015.

Gross unrealized gains and losses on fixed income securities by type and sector as of December 31, 2016 are provided in the following table.

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
Corporate:
Consumer goods (cyclical and non-cyclical)	$5,573	$184	$(48)	$5,709
Utilities	3,339	301	(29)	3,611
Capital goods	2,086	81	(21)	2,146
Banking	967	20	(20)	967
Transportation	1,008	61	(19)	1,050
Communications	1,444	56	(8)	1,492
Technology	1,105	24	(7)	1,122
Energy	1,132	69	(6)	1,195
Basic industry	945	39	(6)	978
Financial services	1,113	61	(5)	1,169
Other	233	9	—	242
Total corporate fixed income portfolio	18,945	905	(169)	19,681
U.S. government and agencies	968	48	(2)	1,014
Municipal	2,017	264	(7)	2,274
Foreign government	304	28	—	332
ABS	337	4	(10)	331
RMBS	294	42	(3)	333
CMBS	233	17	(9)	241
Redeemable preferred stock	14	2	—	16
Total fixed income securities	$23,112	$1,310	$(200)	$24,222
The consumer goods, utilities and capital goods sectors comprise 29%, 18% and 11%, respectively, of the carrying value of our corporate fixed income securities portfolio as of December 31, 2016. The consumer goods, utilities, capital goods and banking sectors had the highest concentration of gross unrealized losses in our corporate fixed income portfolio as of December 31, 2016. In general, the gross unrealized losses are related to an increase in market yields, which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase. Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.
Global oil prices and natural gas values declined significantly from 2014 through the first quarter of 2016. We decreased our exposure to the energy sector in first quarter 2016. Our remaining holdings appreciated in value as oil and natural gas values increased over the remainder of the year. In the fixed income and equity securities tables above and below, oil and natural gas exposure is reflected within the energy sector.
Securities that have direct exposure to the energy sector are presented in the following table.

($ in millions)	December 31, 2016		December 31, 2015
	Fair value	Amortized cost or Cost	Fair value	Amortized cost or Cost
Fixed income securities	$1,195	$1,132	$1,908	$2,015
Equity securities	79	75	73	83
Total	$1,274	$1,207	$1,981	$2,098

The following table summarizes the fair value and gross unrealized losses of fixed income securities in a loss position by type and credit quality as of December 31, 2016.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate:
Consumer goods (cyclical and non-cyclical)	$1,585	$(38)	$356	$(10)	$1,941	$(48)
Utilities	571	(19)	77	(10)	648	(29)
Capital goods	721	(20)	53	(1)	774	(21)
Banking	258	(19)	9	(1)	267	(20)
Transportation	210	(19)	17	—	227	(19)
Communications	194	(5)	131	(3)	325	(8)
Technology	343	(6)	29	(1)	372	(7)
Energy	123	(2)	60	(4)	183	(6)
Basic industry	175	(4)	64	(2)	239	(6)
Financial services	173	(4)	19	(1)	192	(5)
Other	13	—	—	—	13	—
Total corporate fixed income portfolio	4,366	(136)	815	(33)	5,181	(169)
U.S. government and agencies	104	(2)	—	—	104	(2)
Municipal	44	(1)	18	(6)	62	(7)
ABS	163	(7)	9	(3)	172	(10)
RMBS	12	(1)	28	(2)	40	(3)
CMBS	9	—	63	(9)	72	(9)
Total fixed income securities	$4,698	$(147)	$933	$(53)	$5,631	$(200)

The following table summarizes the fair value and gross unrealized losses for below investment grade corporate fixed income securities in a loss position by sector and credit rating as of December 31, 2016.

($ in millions)	Less than 12 months
	Ba		B		Caa or lower		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate:
Consumer goods (cyclical and non-cyclical)	$195	$(4)	$111	$(3)	$7	$(1)	$313	$(8)
Utilities	18	(1)	34	(1)	6	(6)	58	(8)
Capital goods	30	—	16	(1)	—	—	46	(1)
Banking	—	—	—	—	—	—	—	—
Transportation	5	—	12	—	—	—	17	—
Communications	90	(2)	17	—	—	—	107	(2)
Technology	25	—	—	—	—	—	25	—
Energy	38	(1)	4	—	—	—	42	(1)
Basic industry	60	(2)	2	—	—	—	62	(2)
Financial services	2	—	—	—	—	—	2	—
Subtotal	$463	$(10)	$196	$(5)	$13	$(7)	$672	$(22)

	12 months or more
	Ba		B		Caa or lower		Total
	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses	Fair value	Gross unrealized losses
Corporate:
Consumer goods (cyclical and non-cyclical)	$10	$—	$30	$(1)	$3	$(1)	$43	$(2)
Utilities	—	—	7	(1)	12	(1)	19	(2)
Capital goods	—	—	7	—	—	—	7	—
Banking	9	(1)	—	—	—	—	9	(1)
Transportation	—	—	—	—	—	—	—	—
Communications	13	(1)	11	—	—	—	24	(1)
Technology	4	(1)	—	—	—	—	4	(1)
Energy	17	(3)	—	—	1	—	18	(3)
Basic industry	—	—	—	—	2	—	2	—
Financial services	17	(1)	—	—	—	—	17	(1)
Subtotal	$70	$(7)	$55	$(2)	$18	$(2)	$143	$(11)

Total	$533	$(17)	$251	$(7)	$31	$(9)	$815	$(33)
Of the unrealized losses on below investment grade corporate fixed income securities, 33.3% or $11 million relate to securities that had been in an unrealized loss position for a period of twelve or more consecutive months as of December 31, 2016.
The unrealized net capital gain for the equity portfolio totaled $82 million, comprised of $117 million of gross unrealized gains and $35 million of gross unrealized losses as of December 31, 2016. This is compared to an unrealized net capital gain for the equity portfolio totaling $16 million, comprised of $76 million of gross unrealized gains and $60 million of gross unrealized losses as of December 31, 2015.

Gross unrealized gains and losses on equity securities by sector as of December 31, 2016 are provided in the table below.

($ in millions)	Cost	Gross unrealized		Fair value
		Gains	Losses
Consumer goods (cyclical and non-cyclical)	$337	$22	$(18)	$341
Communications	66	7	(4)	69
Banking	116	12	(3)	125
Energy	75	6	(2)	79
Financial services	87	8	(2)	93
Real estate	31	1	(2)	30
Technology	141	18	(1)	158
Capital goods	120	13	(1)	132
Basic industry	42	5	(1)	46
Utilities	31	2	(1)	32
Transportation	21	1	—	22
Funds	362	22	—	384
Total equity securities	$1,429	$117	$(35)	$1,511
Within the equity portfolio, the unrealized losses were primarily concentrated in the consumer goods sector. The unrealized losses were company and sector specific.
As of December 31, 2016, we have not made the decision to sell and it is not more likely than not we will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis. As of December 31, 2016, we have the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.
On June 23, 2016, the United Kingdom (“U.K.”) held a referendum in which they voted to leave the European Union. A formal process of withdrawal under Article 50 of the Lisbon Treaty is expected to be followed and, once invoked, would take place over a period of up to two years. Significant uncertainty exists as the U.K.’s exit from the European Union will be a multi-year process and impacts on the global economy are difficult to predict. We expect the impact on the Company’s investment activities to be immaterial.
Net investment income  The following table presents net investment income for the years ended December 31.

($ in millions)	2016	2015	2014
Fixed income securities	$1,078	$1,246	$1,522
Mortgage loans	193	203	242
Equity securities	40	28	20
Limited partnership interests	292	287	267
Short-term investments	5	3	2
Policy loans	32	34	39
Other	90	75	59
Investment income, before expense	1,730	1,876	2,151
Investment expense	(71)	(57)	(70)
Net investment income	$1,659	$1,819	$2,081

Market-Based Core	$1,387	$1,555
Market-Based Active	34	22
Performance-Based Long-Term	307	296
Performance-Based Opportunistic	2	3
Investment income, before expense	$1,730	$1,876
Net investment income decreased 8.8% or $160 million in 2016 compared to 2015, primarily due to lower fixed income yields resulting from lower market yields and portfolio repositioning (including both the 2015 maturity profile shortening and the shift to performance-based investments) and lower average investment balances. Net investment income decreased 12.6% or $262 million in 2015 compared to 2014. Excluding $126 million related to the LBL business for first quarter 2014, net investment income decreased $136 million in 2015 compared to 2014, primarily due to lower average investment balances, fixed income portfolio yields, and prepayment fee income and litigation proceeds, partially offset by higher limited partnership income. Net investment income in 2016 includes $28 million related to prepayment fee income compared to $41 million in 2015. Prepayment fee income may vary significantly from period to period.
In 2015, we shortened the maturity profile of our fixed income securities to make the portfolio less sensitive to rising interest rates. The approximately $2 billion of proceeds from the sale of longer duration fixed income securities were initially reinvested in shorter duration fixed income and public equity securities. We expect to shift the majority of the proceeds to performance-based investments over time. These investments primarily support our immediate annuity liabilities and are intended to improve long-term economic results. We anticipate higher long-term returns on these investments. The dispositions generated net realized capital gains which results in lower future investment income due to lower yields on the reinvested proceeds until repositioned to performance-based investments. Since June 30, 2015, the carrying value of performance-based investments and market-based equity securities have increased by $1.34 billion to $4.27 billion. The increase is expected to reach $2 billion by end of 2018. The carrying value will vary from period to period and reflect amounts invested, cash distributions received from investments and changes in valuation of the underlying investments.
Realized capital gains and losses The following table presents the components of realized capital gains and losses and the related tax effect for the years ended December 31.

($ in millions)	2016	2015	2014
Impairment write-downs	$(101)	$(63)	$(11)
Change in intent write-downs	(12)	(65)	(44)
Net other-than-temporary impairment losses recognized in earnings	(113)	(128)	(55)
Sales and other	31	383	184
Valuation and settlements of derivative instruments	5	10	14
Realized capital gains and losses, pre-tax	(77)	265	143
Income tax benefit (expense)	26	(94)	(50)
Realized capital gains and losses, after-tax	$(51)	$171	$93

Market-Based Core	$(53)	$300
Market-Based Active	4	(21)
Performance-Based Long-Term	(29)	(13)
Performance-Based Opportunistic	1	(1)
Realized capital gains and losses, pre-tax	$(77)	$265
Impairment write-downs, which include changes in the mortgage loan valuation allowance, for the years ended December 31 are presented in the following table.

($ in millions)	2016	2015	2014
Fixed income securities	$(35)	$(26)	$(8)
Mortgage loans	—	4	5
Equity securities	(47)	(18)	—
Limited partnership interests	(15)	(17)	(8)
Other investments	(4)	(6)	—
Impairment write-downs	$(101)	$(63)	$(11)
Impairment write-downs on fixed income securities in 2016 were primarily driven by corporate fixed income securities impacted by issuer specific circumstances. Equity securities were written down primarily due to the length of time and extent to which fair value was below cost, considering our assessment of the financial condition and near-term and long-term prospects of the issuer, including relevant industry conditions and trends. Limited partnership write-downs primarily related to investments with exposure to the energy sector, partially offset by the recovery in value of a limited partnership that was previously written-down. Impairment write-downs in 2016 included $41 million related to investments with exposure to the energy sector.
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

Change in intent write-downs totaled $12 million, $65 million and $44 million in 2016, 2015 and 2014, respectively. The change in intent write-downs primarily relate to equity securities that we may not hold for a period of time sufficient to recover unrealized losses given our preference to maintain flexibility to reposition the portfolio. As of December 31, 2016, these holdings totaled $384 million.
Sales and other generated $31 million, $383 million and $184 million of net realized capital gains in 2016, 2015 and 2014, respectively. Sales and other in 2016 included sales of equity and fixed income securities in connection with ongoing portfolio management, as well as gains from valuation changes in public securities held in certain limited partnerships. Sales and other in 2015 included sales of longer duration fixed income securities in connection with our maturity profile shortening and equity securities in connection with ongoing portfolio management, as well as losses from valuation changes in public securities held in certain limited partnerships. Sales and other in 2014 primarily related to equity securities in connection with ongoing portfolio management.
Valuation and settlements of derivative instruments generated net realized capital gains of $5 million, $10 million and $14 million in 2016, 2015 and 2014, respectively. The net realized capital gains on derivative instruments in 2016 primarily comprised gains on foreign currency contracts due to the strengthening of the U.S. Dollar and gains on credit default swaps due to the movement of credit spreads on the underlying credit names, partially offset by losses on equity futures used for risk management due to increases in equity indices. The net realized capital gains on derivative instruments in 2015 primarily comprised gains on foreign currency contracts due to the strengthening of the U.S. Dollar and gains on credit default swaps due to the movement of credit spreads on the underlying credit names. The net realized capital gains in 2014 primarily comprised gains on foreign currency contracts due to the strengthening of the U.S. Dollar and gains on credit default swaps due to the tightening of credit spreads on the underlying credit names.
Performance-based long-term investments primarily include private equity, real estate, infrastructure and agriculture-related assets and a majority are limited partnerships.
The following table presents investment income for PBLT investments for the years ended December 31.

($ in millions)	2016	2015	2014
Limited partnerships
Private equity (1)	$248	$227	$213
Real estate	43	62	53
Agriculture-related	1	—	—
PBLT - limited partnerships (2)	292	289	266

Other
Private equity	—	1	—
Real estate	15	6	2
Agriculture-related	—	—	—
PBLT - other	15	7	2

Total
Private equity	248	228	213
Real estate	58	68	55
Agriculture-related	1	—	—
Total PBLT	$307	$296	$268

Asset level operating expenses (3)	$(16)	$(5)	$(4)
______________________________

(1)	Includes infrastructure.

(2)
Other limited partnership interests are located in the market-based core and performance-based opportunistic investing strategies and are not included in the performance-based long-term table above. Investment income (loss) was zero, $(2) million and $1 million in 2016, 2015 and 2014, respectively, for these limited partnership interests.

(3)
Asset level operating expenses include depreciation and direct expenses of the assets reported in investment expense. When calculating pre-tax yields, asset level operating expenses are netted against income for directly held real estate and other consolidated investments.

PBLT investments produced investment income of $307 million in 2016 compared to $296 million in 2015. The increase primarily related to income realization on direct real estate investments and higher valuations, including private equity investments with exposure to the energy sector, partially offset by lower distributions from cost method funds due to a decrease in realization on the underlying investments.
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
The following table presents realized capital gains and losses for PBLT investments for the years ended December 31.

($ in millions)	2016	2015	2014
Limited partnerships
Private equity	$(20)	$(17)	$(19)
Real estate	3	—	15
Agriculture-related	—	—	—
PBLT - limited partnerships (1)	(17)	(17)	(4)

Other
Private equity	(13)	4	—
Real estate	1	—	2
Agriculture-related	—	—	—
PBLT - other	(12)	4	2

Total
Private equity	(33)	(13)	(19)
Real estate	4	—	17
Agriculture-related	—	—	—
Total PBLT	$(29)	$(13)	$(2)
______________________________

(1)
Other limited partnership interests are located in the market-based core and performance-based opportunistic investing strategies and are not included in the performance-based long-term table above. Realized capital gains and losses were $12 million, $(15) million and zero in 2016, 2015 and 2014, respectively, for these limited partnership interests.

Realized capital losses on PBLT investments were $29 million, $13 million and $2 million in 2016, 2015 and 2014, respectively. 2016 included impairment write-downs on certain investments with exposure to the energy sector, partially offset by the recovery in value of a limited partnership that was previously written-down. 2015 included impairment write-downs primarily related to an energy related investment that had been impacted by a decline in natural gas prices.
Economic conditions and equity market performance are reflected in PBLT investment results and income could vary significantly between periods.
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
As of December 31, 2016, the difference between our asset and liability duration was a (5.97) gap compared to a (4.11) gap as of December 31, 2015. A negative duration gap indicates that the fair value of our liabilities is more sensitive to interest rate movements than the fair value of our assets, while a positive duration gap indicates that the fair value of our assets is more sensitive to interest rate movements than the fair value of our liabilities. We may have a positive or negative duration gap, as the duration of our assets and liabilities vary with our product mix and investing activity.
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
Based upon the information and assumptions used in the duration calculation, and interest rates in effect as of December 31, 2016, we estimate that a 100 basis point immediate, parallel increase in interest rates (“rate shock”) would increase the net fair value of the assets and liabilities by $1.23 billion, compared to an increase of $916 million as of December 31, 2015, reflecting year to year changes in duration and the amount of assets and liabilities. The selection of a 100 basis point immediate, parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event. The estimate excludes traditional and interest-sensitive life insurance and other products that are not considered financial instruments and the $8.82 billion of assets supporting them and the associated liabilities. The $8.82 billion of assets excluded from the calculation increased from $7.88 billion as of December 31, 2015. Based on assumptions described above, in the event of a 100 basis point immediate increase in interest rates, the assets supporting life insurance and other products that are not considered financial instruments would decrease in value by $476 million, compared to a decrease of $450 million as of December 31, 2015.
To the extent that conditions differ from the assumptions we used in these calculations, duration and rate shock measures could be significantly impacted. Additionally, our calculations assume that the current relationship between short-term and long-

term interest rates (the term structure of interest rates) will remain constant over time. As a result, these calculations may not fully capture the effect of non-parallel changes in the term structure of interest rates and/or large changes in interest rates.
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
Spread duration is calculated similarly to interest rate duration. As of December 31, 2016, the spread duration of assets was 4.80, compared to 4.87 as of December 31, 2015. Based upon the information and assumptions we use in this spread duration calculation, and spreads in effect as of December 31, 2016, we estimate that a 100 basis point immediate, parallel increase in spreads across all asset classes, industry sectors and credit ratings (“spread shock”) would decrease the net fair value of the assets by $1.33 billion compared to $1.40 billion as of December 31, 2015. Reflected in the spread duration calculation are the effects of our tactical actions that use credit default swaps to manage spread risk. The selection of a 100 basis point immediate parallel change in spreads should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.
Equity price risk is the risk that we will incur losses due to adverse changes in the general levels of the equity markets. As of December 31, 2016, we held $4.29 billion in securities with equity risk (including primarily limited partnership interests, equity securities and non-redeemable preferred securities), compared to $3.84 billion as of December 31, 2015.
As of December 31, 2016, our portfolio of securities with equity risk had a cash market portfolio beta of 1.09, compared to a beta of 1.13 as of December 31, 2015. Beta represents a widely used methodology to describe, quantitatively, an investment’s market risk characteristics relative to an index such as the Standard & Poor’s 500 Composite Price Index (“S&P 500”). Based on the beta analysis, we estimate that if the S&P 500 increases or decreases by 10%, the fair value of our equity investments will increase or decrease by 10.9%, respectively. Based upon the information and assumptions we used to calculate beta as of December 31, 2016, we estimate that an immediate increase or decrease in the S&P 500 of 10% would increase or decrease the net fair value of our equity investments by $467 million, compared to $432 million as of December 31, 2015. The selection of a 10% immediate increase or decrease in the S&P 500 should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.
The beta of our securities with equity risk was determined by calculating the change in the fair value of the portfolio resulting from stressing the equity market up and down 10%. The illustrations noted above may not reflect our actual experience if the future composition of the portfolio (hence its beta) and correlation relationships differ from the historical relationships.
As of December 31, 2016 and 2015, we had separate account assets, related to variable annuity and variable life contracts with account values totaling $3.37 billion and $3.64 billion, respectively. Equity risk exists for contract charges based on separate account balances and guarantees for death and/or income benefits provided by our variable products. In 2006, we disposed of substantially all of the variable annuity business through reinsurance agreements with The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc. and therefore mitigated this aspect of our risk. Equity risk for our variable life business relates to contract charges and policyholder benefits. Total variable life contract charges for both 2016 and 2015 were $40 million. Separate account liabilities related to variable life contracts were $66 million and $69 million as of December 31, 2016 and 2015, respectively.
As of December 31, 2016 and 2015 we had $1.80 billion and $1.81 billion, respectively, in equity-indexed life and annuity liabilities that provide customers with interest crediting rates based on the performance of the S&P 500. We hedge the majority of the risk associated with these liabilities using equity-indexed options and futures and eurodollar futures, maintaining risk within specified value-at-risk limits.
Foreign currency exchange rate risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. This risk primarily arises from our foreign equity investments, including common stocks and limited partnership interests. We also have investments in certain fixed income securities that are denominated in foreign currencies and derivatives are used to hedge approximately 93% of this foreign currency risk. As of December 31, 2016, we had $671 million in foreign currency denominated equity investments and $6 million in unhedged non-dollar fixed income securities. As of December 31, 2015, we had $694 million in foreign currency denominated equity investments.
Based upon the information and assumptions used as of December 31, 2016, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would decrease the value of our foreign currency denominated instruments by $68 million, compared with an estimated $69 million decrease as of December 31, 2015. The selection of a 10% immediate decrease in all currency exchange rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.
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

($ in millions)	2016	2015	2014
Common stock, retained income and additional capital paid-in	$5,731	$5,412	$4,968
Accumulated other comprehensive income	678	521	1,379
Total shareholder’s equity	6,409	5,933	6,347
Notes due to related parties	465	275	275
Total capital resources	$6,874	$6,208	$6,622
Shareholder’s equity increased in 2016, primarily due to net income and increased unrealized net capital gains on investments. Shareholder’s equity decreased in 2015, primarily due to decreased unrealized net capital gains on investments and dividends paid to AIC, partially offset by net income.
Notes due to related parties increased in 2016 due to $140 million of agent loan collateralized notes sold to unconsolidated affiliates and the issuance of a $50 million surplus note that was sold to an unconsolidated affiliate. Notes due to related parties in 2015 was comparable to 2014. See Note 5 of the consolidated financial statements for further detail.
Financial ratings and strength The following table summarizes our insurance financial strength ratings as of December 31, 2016.

Rating agency	Rating
A.M. Best Company, Inc.	A+
S&P Global Ratings	A+
Moody’s Investors Service, Inc.	A1
Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, the current level of operating leverage and AIC’s ratings.
In April 2016, A.M. Best affirmed our insurance financial strength rating of A+ and the outlook for the rating remained stable. In December 2016, S&P affirmed our insurance financial strength rating of A+ and the outlook for the rating remained stable. There was no change to our rating from Moody’s in 2016.
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
The Company, AIC and the Corporation have access to a $1.00 billion unsecured revolving credit facility that is available for short-term liquidity requirements. In April 2016, the maturity date of this facility was extended to April 2021. The facility is fully subscribed among 11 lenders with the largest commitment being $115 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing. This facility has a financial covenant requiring that the Corporation not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 15.8%

as of December 31, 2016. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Corporation’s senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during 2016.
ALIC and its life insurance subsidiaries prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile. Statutory surplus is a measure that is often used as a basis for determining dividend paying capacity, operating leverage and premium growth capacity, and it is also reviewed by rating agencies in determining their ratings. As of December 31, 2016, ALIC’s statutory surplus was $3.05 billion compared to $2.87 billion as of December 31, 2015. In 2016, we completed a mortality study for our structured settlement annuities with life contingencies. The study indicated that annuitants are living longer and receiving benefits for a longer period than originally estimated. The final results of the study were incorporated in the statutory reserving process and led to an additional $143 million increase in statutory reserves as of December 31, 2016. This decreased the Company’s surplus by approximately $105 million, after-tax.
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
Liquidity sources and uses Our potential sources of funds principally include the following.

•	Receipt of insurance premiums

•	Contractholder fund deposits

•	Reinsurance recoveries

•	Receipts of principal, interest and dividends on investments

•	Sales of investments

•	Funds from securities lending and line of credit agreements

•	Intercompany loans

•	Capital contributions from parent

•	Tax refunds/settlements

•	Funds from issuance of surplus notes or other notes
Our potential uses of funds principally include the following.

•	Payment of contract benefits, maturities, surrenders and withdrawals

•	Reinsurance cessions and payments

•	Operating costs and expenses

•	Purchase of investments

•	Repayment of securities lending and line of credit agreements

•	Payment or repayment of intercompany loans

•	Dividends and return of capital to parent

•	Tax payments/settlements

•	Debt service expenses and repayment

•	Payments for acquisitions
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
Allstate parent company capital capacity The Corporation has at the parent holding company level deployable assets totaling $2.43 billion as of December 31, 2016 comprising cash and investments that are generally saleable within one quarter. This provides funds for the parent company’s fixed charges and other corporate purposes. In addition, the Corporation has access to $1.00 billion of funds from either commercial paper issuance or an unsecured revolving credit facility.
In 2016, we did not pay any dividends to AIC. In 2015, we paid dividends totaling $103 million to AIC. In 2014, we paid a $700 million return of capital to AIC. We did not receive any capital contributions in 2016, 2015 or 2014.

The Company has access to additional borrowings to support liquidity through the Corporation as follows. The amount available to the Company is at the discretion of the Corporation.

•
A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs. As of December 31, 2016, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•
A universal shelf registration statement that was filed by the Corporation with the Securities and Exchange Commission on April 30, 2015. The Corporation can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 534 million shares of treasury stock as of December 31, 2016), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities the Corporation issues under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure Contractholder funds were $19.47 billion as of December 31, 2016. The following table summarizes contractholder funds by their contractual withdrawal provisions as of December 31, 2016.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$3,085	15.8%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	4,958	25.5
Market value adjustments (2)	1,617	8.3
Subject to discretionary withdrawal without adjustments (3)	9,810	50.4
Total contractholder funds (4)	$19,470	100.0%
____________

(1)	Includes $1.28 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)
$1.04 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 1, 5, 7 or 10 years) during which there is no surrender charge or market value adjustment. $279 million of these contracts have their 30-45 day window period in 2017.

(3)	88% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)	Includes $775 million of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.
Retail life and annuity products may be surrendered by customers for a variety of reasons. Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs. Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications. In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement. The surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 6.2% and 7.2% in 2016 and 2015, respectively. We strive to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.
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
Cash flows As reflected in our Consolidated Statements of Cash Flows, higher cash provided by operating activities in 2016 compared to 2015 was primarily due to income tax refunds in 2016 compared to income tax payments in 2015 and lower operating costs and expenses, partially offset by lower net investment income. Lower cash provided by operating activities in 2015 compared to 2014 was primarily due to lower net investment income and higher income tax payments, partially offset by higher premiums on traditional life insurance products.
Lower cash provided by investing activities in 2016 compared to 2015 was the result of less cash used in financing activities primarily due to decreased payments for contractholder fund disbursements. Lower cash provided by investing activities in 2015 compared to 2014 was the result of lower cash used in financing activities due to lower contractholder fund disbursements.
Lower cash used in financing activities in 2016 compared to 2015 was primarily due to decreased payments for contractholder benefits and withdrawals on fixed annuities. Lower cash used in financing activities in 2015 compared to 2014 was primarily due to lower contractholder benefits and withdrawals on fixed annuities and interest-sensitive life insurance, partially offset by lower deposits.
Contractual obligations and commitments  Our contractual obligations as of December 31, 2016 and the payments due by period are shown in the following table.

($ in millions)	Total	Less than 1 year	1 to 3 years	Over 3 years to 5 years	Over 5 years
Liabilities for collateral (1)	$550	$550	$—	$—	$—
Contractholder funds (2)	36,413	2,285	4,298	3,737	26,093
Reserve for life-contingent contract benefits (2)	35,525	991	1,959	1,899	30,676
Notes due to related parties (3)	806	20	42	68	676
Payable to affiliates, net	52	52	—	—	—
Other liabilities and accrued expenses (4)(5)	349	314	22	5	8
Net unrecognized tax benefits (6)	1	1	—	—	—
Total contractual cash obligations	$73,696	$4,213	$6,321	$5,709	$57,453
____________

(1)
Liabilities for collateral are typically fully secured with cash or short-term investments. We manage our short-term liquidity position to ensure the availability of a sufficient amount of liquid assets to extinguish short-term liabilities as they come due in the normal course of business, including utilizing potential sources of liquidity as disclosed previously.

(2)
Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life and fixed annuities, including immediate annuities without life contingencies. The reserve for life-contingent contract benefits relates primarily to traditional life insurance, immediate annuities with life contingencies and voluntary accident and health insurance. These amounts reflect the present value of estimated cash payments to be made to contractholders and policyholders. Certain of these contracts, such as immediate annuities without life contingencies, involve payment obligations where the amount and timing of the payment is essentially fixed and determinable. These amounts relate to (i) policies or contracts where we are currently making payments and will continue to do so and (ii) contracts where the timing of a portion or all of the payments has been determined by the contract. Other contracts, such as interest-sensitive life, fixed deferred annuities, traditional life insurance and voluntary accident and health insurance, involve payment obligations where a portion or all of the amount and timing of future payments is uncertain. For these contracts, we are not currently making payments and will not make payments until (i) the occurrence of an insurable event such as death or illness or (ii) the occurrence of a payment triggering event such as the surrender or partial withdrawal on a policy or deposit contract, which is outside of our control. For immediate annuities with life contingencies, the amount of future payments is uncertain since payments will continue as long as the annuitant lives. We have estimated the timing of payments related to these contracts based on historical experience and our expectation of future payment patterns. Uncertainties relating to these liabilities include mortality, morbidity, expenses, customer lapse and withdrawal activity, estimated additional deposits for interest-sensitive life contracts, and renewal premium for life policies, which may significantly impact both the timing and amount of future payments. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. As a result, the sum of the cash outflows shown for all years in the table exceeds the corresponding liabilities of $19.47 billion for contractholder funds and $11.32 billion for reserve for life-contingent contract benefits as included in the Consolidated Statements of Financial Position as of December 31, 2016. The liability amount in the Consolidated Statements of Financial Position reflects the discounting for interest as well as adjustments for the timing of other factors as described above.

(3)	Amount differs from the balance presented on the Consolidated Statements of Financial Position as of December 31, 2016 because the notes due to related parties amount above includes interest.

(4)	Other liabilities primarily include accrued expenses, claim payments and other checks outstanding.

(5)
Balance sheet liabilities not included in the table above include gross deferred tax liabilities of $1.21 billion and unearned and advance premiums of $13 million. These items were excluded as they do not meet the definition of a contractual liability as we are not contractually obligated to pay these amounts to third parties. Rather, they represent an accounting mechanism that allows us to present our financial statements on an accrual basis. In addition, other liabilities of $49 million were not included in the table above because they did not represent a contractual obligation or the amount and timing of their eventual payment was sufficiently uncertain.

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

Our contractual commitments as of December 31, 2016 and the periods in which the commitments expire are shown in the following table.

($ in millions)	Total	Less than 1 year	1 to 3 years	Over 3 years to 5 years	Over 5 years
Other commitments - conditional	$89	$89	$—	$—	$—
Other commitments - unconditional	1,404	78	66	178	1,082
Total commitments	$1,493	$167	$66	$178	$1,082
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
We also perform an analysis to determine whether there has been a significant decrease in the volume and level of activity for the asset when compared to normal market activity, and if so, whether transactions may not be orderly. Among the indicators we consider in determining whether a significant decrease in the volume and level of market activity for a specific asset has occurred include the level of new issuances in the primary market, trading volume in the secondary market, level of credit spreads over historical levels, bid-ask spread, and price consensuses among market participants and sources. If evidence indicates that prices are based on transactions that are not orderly, we place little, if any, weight on the transaction price and will estimate fair value using an internal model. As of December 31, 2016 and 2015, we did not adjust fair values provided by our valuation service providers or brokers or substitute them with an internal model for such securities.
The following table identifies fixed income and equity securities and short-term investments as of December 31, 2016 by source of fair value determination.

($ in millions)	Fair value	Percent to total
Fair value based on internal sources	$3,130	11.9%
Fair value based on external sources (1)	23,169	88.1
Total	$26,299	100.0%
____________

(1).	Includes $398 million that are valued using broker quotes.
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
DAC related to traditional life and voluntary accident and health insurance is amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business. Significant assumptions relating to estimated premiums, investment returns, as well as mortality, persistency and expenses to administer the business are established at the time the policy is issued and are generally not revised during the life of the policy. The assumptions for determining the timing and amount of DAC amortization are consistent with the assumptions used to calculate the reserve for life-contingent contract benefits. Any deviations from projected business in force resulting from actual policy terminations differing from expected levels and any estimated premium deficiencies may result in a change to the rate of amortization in the period such events occur. Generally, the amortization periods for these policies approximates the estimated lives of the policies. The recovery of DAC is dependent upon the future profitability of the business. We periodically review the adequacy of reserves and recoverability of DAC for these policies on an aggregate basis using actual experience. We aggregate traditional life insurance products and immediate annuities with life contingencies in one analysis, and voluntary accident and health insurance in a separate analysis. In the event actual experience is significantly adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance must be expensed to the extent not recoverable and a premium deficiency reserve may be required if the remaining DAC balance is insufficient to absorb the deficiency. In 2016, 2015 and 2014, our reviews concluded that no premium deficiency adjustments were necessary.
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
Annually, we review and update the assumptions underlying the projections of EGP, including mortality, persistency, expenses, investment returns, comprising investment income and realized capital gains and losses, interest crediting rates and the effect of any hedges, using our experience and industry experience. At each reporting period, we assess whether any revisions to assumptions used to determine DAC amortization are required. These reviews and updates may result in amortization acceleration or deceleration, which are referred to as “DAC unlocking”. If the update of assumptions causes total EGP to increase, the rate of DAC amortization will generally decrease, resulting in a current period increase to earnings. A decrease to earnings generally occurs when the assumption update causes the total EGP to decrease.
The following table provides the effect on DAC amortization of changes in assumptions relating to the gross profit components of investment margin, benefit margin and expense margin during the years ended December 31.

($ in millions)	2016	2015	2014
Investment margin	$(3)	$1	$5
Benefit margin	—	1	29
Expense margin	(3)	(2)	(41)
Net (deceleration) acceleration	$(6)	$—	$(7)
In 2016, DAC amortization deceleration for changes in the investment margin component of EGP related to interest-sensitive life insurance and was due to increased projected investment margins from a favorable asset portfolio mix. The expense margin deceleration related primarily to variable life insurance and was due to a decrease in projected expenses.
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
The following table displays the sensitivity of reasonably likely changes in assumptions included in the gross profit components of investment margin or benefit margin to amortization of the DAC balance as of December 31, 2016.

($ in millions)	Increase/(reduction) in DAC
Increase in future investment margins of 25 basis points	$53
Decrease in future investment margins of 25 basis points	$(58)

Decrease in future life mortality by 1%	$15
Increase in future life mortality by 1%	$(15)
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
We periodically review the adequacy of reserves and recoverability of DAC for these policies on an aggregate basis using actual experience. In the event actual experience is significantly adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance must be expensed to the extent not recoverable and the establishment of a premium deficiency reserve may be required. In 2016, 2015 and 2014, our reviews concluded that no premium deficiency adjustments were necessary. In 2016, there was an increase in projected profit from traditional life insurance and immediate annuities with life contingencies had a projected profit compared to projected losses in the prior year. While there was an unfavorable change in mortality assumptions for immediate annuities with life contingencies as a result of the mortality study described below, there was a favorable change in the long-term investment yield assumptions due to the increase in performance-based investments and equity securities. The investment strategy changes for immediate annuities are discussed further in the Operations and Investments sections of the MD&A. Fixed income securities, performance-based investments and equity securities are elements of an integrated asset allocation framework designed to correspond with the anticipated timing and amount of expected annuity cash outflows. Determination of the long-term investment yield assumption considers both actual and expected investment allocations. The favorable impact of higher long-term investment yield assumptions more than offset the impact of unfavorable mortality assumptions. The net sufficiency represents approximately 15% of applicable reserves as of December 31, 2016 and substantially relates to traditional life insurance.
We also review these policies on an aggregate basis for circumstances where projected profits would be recognized in early years followed by projected losses in later years. In 2016, 2015 and 2014, our reviews concluded that there were no projected losses following projected profits in each long-term projection.
In 2016, we completed a mortality study for our structured settlement annuities with life contingencies. The study indicated that annuitants are living longer and receiving benefits for a longer period than originally estimated. A substantial portion of the structured settlement annuity business includes annuitants with severe injuries or other health impairments which significantly reduced their life expectancy at the time the annuity was issued. Medical advances and access to medical care are lowering mortality rates from original expectations. The results of the study, which assumes impaired life expectancy is a proportion of standard life expectancy as well as continued mortality improvements, were included in the premium deficiency and profits followed by losses evaluations described above.

We will continue to monitor the experience of our traditional life insurance and immediate annuities. We anticipate that mortality, investment and reinvestment yields, and policy terminations are the factors that would be most likely to require premium deficiency adjustments to these reserves or related DAC. Mortality rates and investment and reinvestment yields are the factors that would be most likely to require a profits followed by losses liability accrual.
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
Item 8. Financial Statements and Supplementary Data

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

($ in millions)	Year Ended December 31,
	2016	2015	2014
Revenues
Premiums (net of reinsurance ceded of $158, $167 and $216)	$592	$600	$589
Contract charges (net of reinsurance ceded of $189, $189 and $176)	717	738	847
Net investment income	1,659	1,819	2,081
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(120)	(144)	(54)
OTTI losses reclassified to (from) other comprehensive income	7	16	(1)
Net OTTI losses recognized in earnings	(113)	(128)	(55)
Sales and other realized capital gains and losses	36	393	198
Total realized capital gains and losses	(77)	265	143
	2,891	3,422	3,660
Costs and expenses
Contract benefits (net of reinsurance ceded of $224, $237 and $329)	1,387	1,406	1,452
Interest credited to contractholder funds (net of reinsurance ceded of $46, $40 and $27)	677	717	891
Amortization of deferred policy acquisition costs	134	151	162
Operating costs and expenses	219	273	310
Restructuring and related charges	1	—	2
Interest expense	15	16	16
	2,433	2,563	2,833

Gain (loss) on disposition of operations	5	3	(68)

Income from operations before income tax expense	463	862	759

Income tax expense	144	301	233

Net income	319	561	526

Other comprehensive income (loss), after-tax
Change in unrealized net capital gains and losses	153	(854)	455
Change in unrealized foreign currency translation adjustments	4	(4)	(4)
Other comprehensive income (loss), after-tax	157	(858)	451

Comprehensive income (loss)	$476	$(297)	$977

See notes to consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	December 31,
	2016	2015
Assets
Investments
Fixed income securities, at fair value (amortized cost $23,112 and $23,770)	$24,222	$24,629
Mortgage loans	3,938	3,781
Equity securities, at fair value (cost $1,429 and $1,526)	1,511	1,542
Limited partnership interests	2,776	2,295
Short-term, at fair value (amortized cost $566 and $816)	566	816
Policy loans	563	572
Other	1,491	1,327
Total investments	35,067	34,962
Cash	138	104
Deferred policy acquisition costs	1,187	1,314
Reinsurance recoverable from non-affiliates	2,339	2,407
Reinsurance recoverable from affiliates	452	464
Accrued investment income	273	278
Other assets	410	510
Separate Accounts	3,373	3,639
Total assets	$43,239	$43,678
Liabilities
Contractholder funds	$19,470	$20,542
Reserve for life-contingent contract benefits	11,322	11,394
Unearned premiums	5	5
Payable to affiliates, net	52	55
Other liabilities and accrued expenses	952	849
Deferred income taxes	1,191	986
Notes due to related parties	465	275
Separate Accounts	3,373	3,639
Total liabilities	36,830	37,745
Commitments and Contingent Liabilities (Notes 8 and 12)
Shareholder’s Equity
Redeemable preferred stock - series A, $100 par value, 1,500,000 shares authorized, none issued	—	—
Redeemable preferred stock - series B, $100 par value, 1,500,000 shares authorized, none issued	—	—
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	1,990	1,990
Retained income	3,736	3,417
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	39	41
Other unrealized net capital gains and losses	733	527
Unrealized adjustment to DAC, DSI and insurance reserves	(91)	(40)
Total unrealized net capital gains and losses	681	528
Unrealized foreign currency translation adjustments	(3)	(7)
Total accumulated other comprehensive income	678	521
Total shareholder’s equity	6,409	5,933
Total liabilities and shareholder’s equity	$43,239	$43,678

See notes to consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARES
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

($ in millions)	Year Ended December 31,
	2016	2015	2014

Common stock	$5	$5	$5

Additional capital paid-in
Balance, beginning of year	1,990	1,990	2,690
Return of capital	—	—	(700)
Balance, end of year	1,990	1,990	1,990

Retained income
Balance, beginning of year	3,417	2,973	2,447
Net income	319	561	526
Dividends	—	(103)	—
Loss on reinsurance with an affiliate	—	(12)	—
Loss on sale of subsidiaries to affiliate	—	(2)	—
Balance, end of year	3,736	3,417	2,973

Accumulated other comprehensive income
Balance, beginning of year	521	1,379	928
Change in unrealized net capital gains and losses	153	(854)	455
Change in unrealized foreign currency translation adjustments	4	(4)	(4)
Balance, end of year	678	521	1,379

Total shareholder’s equity	$6,409	$5,933	$6,347

See notes to consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARES
CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Year Ended December 31,
	2016	2015	2014
Cash flows from operating activities
Net income	$319	$561	$526
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(64)	(74)	(86)
Realized capital gains and losses	77	(265)	(143)
(Gain) loss on disposition of operations	(5)	(3)	68
Interest credited to contractholder funds	677	717	891
Changes in:
Policy benefits and other insurance reserves	(611)	(559)	(553)
Unearned premiums	—	—	(1)
Deferred policy acquisition costs	54	27	(1)
Reinsurance recoverables, net	30	16	(25)
Income taxes	135	27	121
Other operating assets and liabilities	(117)	(41)	(134)
Net cash provided by operating activities	495	406	663
Cash flows from investing activities
Proceeds from sales
Fixed income securities	5,999	8,267	3,353
Equity securities	1,298	636	1,383
Limited partnership interests	371	481	521
Mortgage loans	—	6	10
Other investments	44	24	35
Investment collections
Fixed income securities	2,085	1,993	1,909
Mortgage loans	363	446	1,027
Other investments	169	69	46
Investment purchases
Fixed income securities	(7,072)	(8,272)	(3,232)
Equity securities	(1,234)	(1,264)	(1,612)
Limited partnership interests	(677)	(663)	(711)
Mortgage loans	(517)	(615)	(468)
Other investments	(211)	(220)	(306)
Change in short-term investments, net	(19)	77	79
Change in policy loans and other investments, net	(26)	(39)	60
Disposition of operations	—	20	345
Net cash provided by investing activities	573	946	2,439
Cash flows from financing activities
Contractholder fund deposits	854	901	1,065
Contractholder fund withdrawals	(2,028)	(2,278)	(3,407)
Proceeds from issuance of notes to related parties	140	—	—
Dividends paid	—	(17)	—
Return of capital	—	—	(700)
Repayment of notes due to related parties	—	—	(7)
Net cash used in financing activities	(1,034)	(1,394)	(3,049)
Net increase (decrease) in cash	34	(42)	53
Cash at beginning of year	104	146	93
Cash at end of year	$138	$104	$146

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
Nature of operations
The Company sells traditional, interest-sensitive and variable life insurance products. The Company distributes its products through Allstate exclusive agencies and exclusive financial specialists. The Company also sells voluntary accident and health insurance through workplace enrolling independent agents in New York. The Company previously offered and continues to have in force fixed annuities such as deferred and immediate annuities. The Company previously offered institutional products consisting of funding agreements sold to unaffiliated trusts that used them to back medium-term notes. There are no institutional products outstanding as of December 31, 2016. The Company also previously offered variable annuities and substantially all of this business is reinsured.
The following table summarizes premiums and contract charges by product.

($ in millions)	2016	2015	2014
Premiums
Traditional life insurance	$502	$515	$492
Immediate annuities with life contingencies	—	—	4
Accident and health insurance	90	85	93
Total premiums	592	600	589

Contract charges
Interest-sensitive life insurance	703	724	828
Fixed annuities	14	14	19
Total contract charges	717	738	847
Total premiums and contract charges	$1,309	$1,338	$1,436
The Company, through several subsidiaries, is authorized to sell life insurance and retirement products in all 50 states, the District of Columbia and Puerto Rico. For 2016, the top geographic locations for direct statutory premiums and annuity considerations were New York, California, Texas, Florida and Illinois. No other jurisdiction accounted for more than 5% of statutory premiums and annuity considerations.
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
Short-term investments, including commercial paper, U.S. Treasury bills, money market funds and other short-term investments, are carried at fair value. Policy loans are carried at unpaid principal balances. Other investments primarily consist of bank loans, agent loans, notes due from related party, real estate and derivatives. Bank loans are primarily senior secured corporate loans and are carried at amortized cost. Agent loans are loans issued to exclusive Allstate agents and are carried at unpaid principal balances, net of valuation allowances and unamortized deferred fees or costs. Notes due from related party are carried at outstanding principal balances. Real estate is carried at cost less accumulated depreciation. Derivatives are carried at fair value.
Investment income primarily consists of interest, dividends, income from limited partnership interests, rental income from real estate, and income from certain derivative transactions. Interest is recognized on an accrual basis using the effective yield method and dividends are recorded at the ex-dividend date. Interest income for ABS, RMBS and CMBS is determined considering estimated pay-downs, including prepayments, obtained from third party data sources and internal estimates. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For ABS, RMBS and CMBS of high credit quality with fixed interest rates, the effective yield is recalculated on a retrospective basis. For all others, the effective yield is recalculated on a prospective basis. Accrual of income is suspended for other-than-temporarily impaired fixed income securities when the timing and amount of cash flows expected to be received is not reasonably estimable. Accrual of income is suspended for mortgage loans, bank loans and agent loans that are in default or when full and timely collection of principal and interest payments is not probable. Cash receipts on investments on nonaccrual status are generally recorded as a reduction of carrying value. Income from cost method limited partnership interests is recognized upon receipt of amounts distributed by the partnerships. Income from EMA limited partnership interests is recognized based on the Company’s share of the partnerships’ net income, including unrealized gains and losses, and is generally recognized on a three month delay due to the availability of the related financial statements.
Realized capital gains and losses include gains and losses on investment sales, write-downs in value due to other-than-temporary declines in fair value, adjustments to valuation allowances on mortgage loans and agent loans, periodic changes in fair value and settlements of certain derivatives including hedge ineffectiveness and valuation changes in public securities held in certain limited partnerships. Realized capital gains and losses on investment sales are determined on a specific identification basis.

Derivative and embedded derivative financial instruments
Derivative financial instruments include interest rate swaps, credit default swaps, futures (interest rate and equity), options (including swaptions), interest rate caps, warrants, foreign currency swaps, foreign currency forwards and certain investment risk transfer reinsurance agreements. Derivatives required to be separated from the host instrument and accounted for as derivative financial instruments (“subject to bifurcation”) are embedded in equity-indexed life and annuity contracts, reinsured variable annuity contracts and certain funding agreements.
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
Recognition of premium revenues and contract charges, and related benefits and interest credited
Traditional life insurance products consist principally of products with fixed and guaranteed premiums and benefits, primarily term and whole life insurance products. Voluntary accident and health insurance products are expected to remain in force for an extended period and therefore are primarily classified as long-duration contracts. Premiums from these products are recognized as revenue when due from policyholders. Benefits are reflected in contract benefits and recognized over the life of the policy in relation to premiums.
Immediate annuities with life contingencies, including certain structured settlement annuities, provide insurance protection over a period that extends beyond the period during which premiums are collected. Premiums from these products are recognized as revenue when received at the inception of the contract. Benefits and expenses are recognized in relation to premiums. Profits from these policies come primarily from investment income, which is recognized over the life of the contract.
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
Interest credited to contractholder funds represents interest accrued or paid on interest-sensitive life and investment contracts. Crediting rates for certain fixed annuities and interest-sensitive life contracts are adjusted periodically by the Company to reflect current market conditions subject to contractually guaranteed minimum rates. Crediting rates for indexed life and annuities and indexed funding agreements are generally based on a specified interest rate index or an equity index, such as the Standard & Poor’s 500 Index (“S&P 500”). Interest credited also includes amortization of DSI expenses. DSI is amortized into interest credited using the same method used to amortize DAC.
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
For traditional life and voluntary accident and health insurance, DAC is amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business. Assumptions used in the amortization of DAC and reserve calculations are established at the time the policy is issued and are generally not revised during the life of the policy. Any deviations from projected business in force resulting from actual policy terminations differing from expected levels and any estimated premium deficiencies may result in a change to the rate of amortization in the period such events occur. Generally, the amortization periods for these policies approximates the estimated lives of the policies. The Company periodically reviews the recoverability of DAC for these policies on an aggregate basis using actual experience. The Company aggregates traditional life insurance products and immediate annuities with life contingencies in one analysis, and voluntary accident and health insurance in a separate analysis. If actual experience is significantly adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance would be expensed to the extent not recoverable and the establishment of a premium deficiency reserve may be required.
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
The costs assigned to the right to receive future cash flows from certain business purchased from other insurers are also classified as DAC in the Consolidated Statements of Financial Position. The costs capitalized represent the present value of future profits expected to be earned over the lives of the contracts acquired. These costs are amortized as profits emerge over the lives of the acquired business and are periodically evaluated for recoverability. The present value of future profits was $4 million as of both December 31, 2016 and 2015. Amortization expense of the present value of future profits was $276 thousand, $377 thousand and $1 million in 2016, 2015 and 2014, respectively.
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
Income taxes
The income tax provision is calculated under the liability method.  Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are DAC, unrealized capital gains and losses and insurance reserves. A deferred tax asset valuation allowance is established when there is uncertainty that such assets will be realized.
Reserve for life-contingent contract benefits
The reserve for life-contingent contract benefits payable under insurance policies, including traditional life insurance, life-contingent immediate annuities and voluntary accident and health insurance products, is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses. These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by characteristics such as type of coverage, year of issue and policy duration. The assumptions are established at the time the policy is issued and are generally not changed during the life of the policy. The Company periodically reviews the adequacy of reserves for these policies on an aggregate basis using actual experience. If actual experience is significantly adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance would be expensed to the extent not recoverable and the establishment of a premium deficiency reserve may be required. The Company also reviews these policies on an aggregate basis for circumstances where projected profits would be recognized in early years followed by projected losses in later years. If this circumstance exists, the Company will accrue a liability, during the period of profits, to offset the losses at such time as the future losses are expected to commence using a method updated prospectively over time. To the extent that unrealized gains on fixed income securities would result in a premium deficiency if those gains were realized, the related increase in reserves for certain immediate annuities with life contingencies is recorded net of tax as a reduction of unrealized net capital gains included in accumulated other comprehensive income.
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
Separate accounts
Separate accounts assets are carried at fair value. The assets of the separate accounts are legally segregated and available only to settle separate accounts contract obligations. Separate accounts liabilities represent the contractholders’ claims to the related assets and are carried at an amount equal to the separate accounts assets. Investment income and realized capital gains and losses of the separate accounts accrue directly to the contractholders and therefore are not included in the Company’s Consolidated Statements of Operations and Comprehensive Income. Deposits to and surrenders and withdrawals from the separate accounts are reflected in separate accounts liabilities and are not included in consolidated cash flows.
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
Consolidation of variable interest entities (“VIEs”)
The Company consolidates VIEs when it is the primary beneficiary. A primary beneficiary is the variable interest holder in a VIE with both the power to direct the activities of the VIE that most significantly impact the economic performance of the VIE and the obligation to absorb losses, or the right to receive benefits, that could potentially be significant to the VIE.
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
Pending accounting standards
Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued guidance requiring equity investments, including equity securities and limited partnership interests, that are not accounted for under the equity method of accounting or result in consolidation to be measured at fair value with changes in fair value recognized in net income. Equity investments without readily determinable fair values may be measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. When a qualitative assessment of equity investments without readily determinable fair values indicates that impairment exists, the carrying value is required to be adjusted to fair value, if lower. The guidance clarifies that an entity should evaluate the realizability of a deferred tax asset related to available-for-sale fixed income securities in combination with the entity’s other deferred tax assets. The guidance also changes certain disclosure requirements. The guidance is effective for interim and annual periods beginning after December 15, 2017, and is to be applied through a cumulative-effect adjustment to beginning retained income as of the beginning of the period of adoption. The new guidance related to equity investments without readily determinable fair values is to be applied prospectively as of the date of adoption. The Company is in the process of evaluating the impact of adoption. The most significant impacts, using values as of December 31, 2016, are expected to be the change in accounting for equity securities where $82 million of pre-tax unrealized net capital gains would be reclassified from accumulated other comprehensive income to retained income and cost method limited partnership interests (excluding limited partnership interests accounted for on a cost recovery basis) where the carrying value would increase by approximately $75 million, pre-tax, with the adjustment recorded in retained income.
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
3. Disposition
On April 1, 2014, the Company sold Lincoln Benefit Life Company (“LBL”), LBL’s life insurance business generated through independent master brokerage agencies, and all of LBL’s deferred fixed annuity and long-term care insurance business to Resolution Life Holdings, Inc. The gross sale price was $797 million, representing $596 million of cash and the retention of tax benefits. The loss on disposition in 2014 was $79 million, pre-tax ($38 million, after-tax).
4. Supplemental Cash Flow Information
Non-cash investing activities include $117 million, $96 million and $102 million related to mergers and exchanges completed with equity securities and modifications of certain mortgage loans, fixed income securities and other investments in 2016, 2015 and 2014, respectively, and a $44 million obligation to fund a limited partnership investment in 2015. Non-cash financing activities also include $34 million related to debt acquired in conjunction with the purchase of an investment in 2016.
In 2016, the Company transferred to an unconsolidated affiliate a $50 million surplus note issued by a consolidated subsidiary in exchange for a note receivable with a principal sum equal to that of the surplus note. In 2015, the Company paid dividends to AIC of $103 million, including $86 million in the form of investment securities.
Liabilities for collateral received in conjunction with the Company’s securities lending program were $545 million, $539 million and $508 million as of December 31, 2016, 2015 and 2014, respectively, and are reported in other liabilities and accrued expenses. Obligations to return cash collateral for over-the-counter (“OTC”) and cleared derivatives were $5 million, $11 million and $2 million as of December 31, 2016, 2015 and 2014, respectively, and are reported in other liabilities and accrued expenses or other investments. The accompanying cash flows are included in cash flows from operating activities in the Consolidated Statements of Cash Flows along with the activities resulting from management of the proceeds, which for the years ended December 31 are as follows:

($ in millions)	2016	2015	2014
Net change in proceeds managed
Net change in fixed income securities	$(277)	$—	$—
Net change in short-term investments	277	(41)	(182)
Operating cash flow used	—	(41)	(182)
Net change in cash	—	1	—
Net change in proceeds managed	$—	$(40)	$(182)

Net change in liabilities
Liabilities for collateral, beginning of year	$(550)	$(510)	$(328)
Liabilities for collateral, end of year	(550)	(550)	(510)
Operating cash flow provided	$—	$40	$182

5. Related Party Transactions
Business operations
The Company uses services performed by AIC and other affiliates, and business facilities owned or leased and operated by AIC in conducting its business activities. In addition, the Company shares the services of employees with AIC. The Company reimburses its affiliates for the operating expenses incurred on behalf of the Company. The Company is charged for the cost of these operating expenses based on the level of services provided. Operating expenses, including compensation, retirement and other benefit programs (see Note 16), allocated to the Company were $225 million, $271 million and $339 million in 2016, 2015 and 2014, respectively. A portion of these expenses relate to the acquisition of business, which are deferred and amortized into income as described in Note 2.
Sale of subsidiaries
On January 1, 2015, ALIC sold its subsidiary Allstate Assurance Company (“AAC”) to its unconsolidated affiliate Allstate Financial Insurance Holdings Corporation (“AFIHC”). ALIC received $11 million in cash. The $2 million loss on sale was recorded as a decrease to retained income since the sale was between affiliates under common control.
On November 1, 2015, ALIC sold its subsidiary Intramerica Life Insurance Company to AFIHC. ALIC received $10 million in cash. The $469 thousand loss on sale was recorded as a decrease to retained income since the sale was between affiliates under common control.
Agent loan sale and securitization
On December 22, 2016, ALIC’s subsidiary Allstate Finance Company, LLC (“AFC”) sold agent loans with a fair value of $419 million to affiliate Allstate Finance Company Agency Loans LLC (“AFCAL”) and AFCAL used the loans as collateral in the issuance of notes. Investors in the notes were as follows:

($ in millions)
Class A Notes Due March 10, 2034
Allstate New Jersey Insurance Company	$77
American Heritage Life Insurance Company	37
Allstate Assurance Company	19
First Colonial Insurance Company	7
Subtotal - Class A	140
Class B Deferrable Notes Due March 10, 2034
Allstate Life Insurance Company	140
Class C Deferrable Notes Due March 10, 2034
Allstate Life Insurance Company	110
Subordinated Notes Due March 10, 2034
Allstate Life Insurance Company	29
Total	$419
AFCAL is a VIE and ALIC is the primary beneficiary since ALIC has control over the significant activities of AFCAL, the obligation to absorb significant losses and the rights to residual returns. Therefore, AFCAL is included in ALIC’s consolidated financial statements. Transactions between ALIC, AFC and AFCAL are eliminated in consolidation. The Company’s Consolidated Statements of Financial Position include $417 million of agent loans, $2 million of cash and $140 million of notes due to related parties as of December 31, 2016 associated with AFCAL.
The $140 million of notes due to related parties include the Class A Notes due March 10, 2034 that were sold to Allstate New Jersey Insurance Company, American Heritage Life Insurance Company, Allstate Assurance Company and First Colonial Insurance Company. These notes have an annual interest rate of 3.25%. The Company incurred interest expense related to these notes of $113 thousand in 2016.
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
Broker-Dealer agreement
The Company receives distribution services from Allstate Financial Services, LLC, an affiliated broker-dealer company, for certain annuity and variable life insurance contracts sold by Allstate exclusive agencies. For these services, the Company incurred commission and other distribution expenses of $9 million, $9 million and $4 million in 2016, 2015 and 2014, respectively.
Structured settlement annuities
The Company previously issued structured settlement annuities, a type of immediate annuity, to fund structured settlements in matters involving AIC. In most cases, these annuities were issued under a “qualified assignment” whereby Allstate Assignment Company and prior to July 1, 2001 Allstate Settlement Corporation (“ASC”), both wholly owned subsidiaries of ALIC, purchased annuities from ALIC and assumed AIC’s obligation to make future payments.
AIC issued surety bonds to guarantee the payment of structured settlement benefits assumed by ASC (from both AIC and non-related parties) and funded by certain annuity contracts issued by the Company through June 30, 2001. ASC entered into a General Indemnity Agreement pursuant to which it indemnified AIC for any liabilities associated with the surety bonds and gave AIC certain collateral security rights with respect to the annuities and certain other rights in the event of any defaults covered by the surety bonds. ALIC guaranteed the payment of structured settlement benefits on all contracts issued on or after July 1, 2001. Reserves recorded by the Company for annuities that are guaranteed by the surety bonds of AIC were $4.64 billion and $4.65 billion as of December 31, 2016 and 2015, respectively.
Income taxes
The Company is a party to a federal income tax allocation agreement with the Corporation (see Note 13).
Notes due to related parties
Notes due to related parties outstanding as of December 31 consisted of the following:

($ in millions)	2016	2015
6.74% Surplus Note to Kennett, due 2029 (1)	$25	$25
3.24% Surplus Note to Kennett, due 2035 (1)	100	100
3.48% Surplus Note to Kennett, due 2036 (1)	100	100
5.93% Surplus Note to Kennett, due 2038 (1)	50	50
4.14% Surplus Note to Kennett, due 2036 (1)	50	—
3.25% Note to Allstate New Jersey Insurance Company, due 2034	77	—
3.25% Note to American Heritage Life Insurance Company, due 2034	37	—
3.25% Note to Allstate Assurance Company, due 2034	19	—
3.25% Note to First Colonial Insurance Company, due 2034	7	—
Total notes due to related parties	$465	$275
____________

(1)
No payment of principal or interest is permitted on the surplus notes without the written approval from the proper regulatory authority. The regulatory authority could prohibit the payment of interest and principal on the surplus notes if certain statutory capital requirements are not met. Permission to pay interest on the surplus notes was granted in 2016, 2015 and 2014.

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
On June 30, 2006, ALIC sold Kennett a $100 million redeemable surplus note issued by ALIC Re. The surplus note is due June 1, 2036 with an initial rate of 6.18% that will reset every 10 years to the then current ten year Constant Maturity Treasury yield (“CMT”), plus 1.14%. As payment, Kennett issued a full recourse note due June 1, 2036 to ALIC for the same amount with an initial interest rate of 5.98% that will reset every ten years to the then current ten year CMT, plus 0.94%. On December 1, 2016, the interest rate for the surplus note due to Kennett and the note due from Kennett reset to 3.48% and 3.28%, respectively.

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
On April 26, 2016, ALIC sold Kennett a $50 million redeemable surplus note issued by ALIC Re. The surplus note is due December 1, 2036 with an initial rate of 4.14% that will reset every ten years to the then current ten year CMT, plus 2.23%. As payment, Kennett issued a full recourse note due December 1, 2036 to ALIC for the same amount with an initial interest rate of 3.14% that will reset every ten years to the then current ten year CMT, plus 1.23%.
The notes due from Kennett are classified as other investments. The Company recorded net investment income on these notes of $14 million in 2016 and $15 million in each of 2015 and 2014. The Company incurred interest expense related to the surplus notes due to Kennett of $15 million in 2016 and $16 million in each of 2015 and 2014.
In August 2011, in accordance with an asset purchase agreement between Road Bay Investments, LLC (“RBI”), a consolidated subsidiary of ALIC, and AIC, RBI purchased from AIC fixed income securities with a fair value of $7 million on the date of sale and issued a 6.35% note due August 23, 2018 to AIC for the same amount. In 2014, RBI repaid the entire principal of this note. In 2014, the Company incurred interest expense on these notes of $84 thousand.
Surplus note
On December 2, 2016, the Company purchased for cash a $40 million 3.07% surplus note due December 2, 2036 that was issued by AAC. No payment of principal or interest is permitted on the surplus note without the written approval from the proper regulatory authority. The regulatory authority could prohibit the payment of interest and principal on the surplus notes if certain statutory capital requirements are not met. The surplus note is classified as fixed income securities on the Consolidated Statements of Financial Position. In 2016, the Company recorded investment income on this surplus note of $99 thousand.
Liquidity and intercompany loan agreements
The Company, AIC, AAC and the Corporation are party to the Amended and Restated Intercompany Liquidity Agreement (“Liquidity Agreement”) which allows for short-term advances of funds to be made between parties for liquidity and other general corporate purposes. The Liquidity Agreement does not establish a commitment to advance funds on the part of any party. The Company and AIC each serve as a lender and borrower, AAC serves only as a borrower, and the Corporation serves only as a lender. The maximum amount of advances each party may make or receive is limited to $1 billion. Netting or offsetting of advances made and received is not permitted. Advances between the parties are required to have specified due dates less than or equal to 364 days from the date of the advance and be payable upon demand by written request from the lender at least 10 business days prior to the demand date. The borrower may make prepayments of the outstanding principal balance of an advance without penalty. Advances will bear interest equal to or greater than the rate applicable to 30-day commercial paper issued by the Corporation on the date the advance is made with an adjustment on the first day of each month thereafter. The Company had no amounts outstanding under the Liquidity Agreement as of December 31, 2016 or 2015.
In addition to the Liquidity Agreement, the Company has an intercompany loan agreement with the Corporation. The amount of intercompany loans available to the Company is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1 billion. The Corporation may use commercial paper borrowings, bank lines of credit and securities lending to fund intercompany borrowings. The Company had no amounts outstanding under the intercompany loan agreement as of December 31, 2016 or 2015.
RBI, a consolidated subsidiary of ALIC, has a Revolving Loan Credit Agreement (“Credit Agreement”) with AHL, according to which AHL agreed to extend revolving credit loans to RBI. As security for its obligations under the Credit Agreement, RBI entered into a Pledge and Security Agreement with AHL, according to which RBI agreed to grant a pledge of and security interest in RBI’s right, title, and interest in certain assets of RBI. The Company had no amounts outstanding under the Credit Agreement as of December 31, 2016 or 2015.
Capital support agreement
The Company has a Capital Support Agreement with AIC. Under the terms of this agreement, AIC agrees to provide capital to maintain the amount of statutory capital and surplus necessary to maintain a company action level risk-based capital (“RBC”) ratio of at least 150%. AIC’s obligation to provide capital to the Company under the agreement is limited to an aggregate amount of $1 billion. In exchange for providing this capital, the Company will pay AIC an annual commitment fee of 1% of the amount of the Capital and Surplus maximum that remains available on January 1 of such year. The Company or AIC have the right to terminate this agreement when: 1) the Company qualifies for a financial strength rating from S&P’s, Moody’s or A.M. Best, without giving weight to the existence of this agreement, that is the same or better than its rating with such support; 2) the Company’s RBC ratio is at least 300%; or 3) AIC no longer directly or indirectly owns at least 50% of the voting stock of the Company. As of December 31, 2016 and 2015, no capital had been provided by AIC under this agreement.
Dividends and return of capital
In 2015, the Company paid dividends of $103 million to AIC in the form of cash and investments. The Company approved and paid a return of capital of $700 million to AIC in 2014, which was recorded as a reduction of additional capital paid-in on the Consolidated Statements of Financial Position.
6. Investments
Fair values
The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
December 31, 2016
U.S. government and agencies	$968	$48	$(2)	$1,014
Municipal	2,017	264	(7)	2,274
Corporate	18,945	905	(169)	19,681
Foreign government	304	28	—	332
ABS	337	4	(10)	331
RMBS	294	42	(3)	333
CMBS	233	17	(9)	241
Redeemable preferred stock	14	2	—	16
Total fixed income securities	$23,112	$1,310	$(200)	$24,222

December 31, 2015
U.S. government and agencies	$920	$57	$—	$977
Municipal	2,162	292	(12)	2,442
Corporate	18,069	849	(414)	18,504
Foreign government	348	36	—	384
ABS	1,443	5	(28)	1,420
RMBS	406	49	(4)	451
CMBS	409	31	(4)	436
Redeemable preferred stock	13	2	—	15
Total fixed income securities	$23,770	$1,321	$(462)	$24,629

Scheduled maturities
The scheduled maturities for fixed income securities are as follows as of December 31, 2016:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$1,330	$1,345
Due after one year through five years	8,486	8,855
Due after five years through ten years	7,889	8,062
Due after ten years	4,543	5,055
	22,248	23,317
ABS, RMBS and CMBS	864	905
Total	$23,112	$24,222
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.

Net investment income
Net investment income for the years ended December 31 is as follows:

($ in millions)	2016	2015	2014
Fixed income securities	$1,078	$1,246	$1,522
Mortgage loans	193	203	242
Equity securities	40	28	20
Limited partnership interests	292	287	267
Short-term investments	5	3	2
Policy loans	32	34	39
Other	90	75	59
Investment income, before expense	1,730	1,876	2,151
Investment expense	(71)	(57)	(70)
Net investment income	$1,659	$1,819	$2,081
Realized capital gains and losses
Realized capital gains and losses by asset type for the years ended December 31 are as follows:

($ in millions)	2016	2015	2014
Fixed income securities	$(59)	$309	$(4)
Mortgage loans	—	6	2
Equity securities	(22)	(23)	134
Limited partnership interests	(5)	(32)	(4)
Derivatives	8	13	12
Other	1	(8)	3
Realized capital gains and losses	$(77)	$265	$143
Realized capital gains and losses by transaction type for the years ended December 31 are as follows:

($ in millions)	2016	2015	2014
Impairment write-downs	$(101)	$(63)	$(11)
Change in intent write-downs	(12)	(65)	(44)
Net other-than-temporary impairment losses recognized in earnings	(113)	(128)	(55)
Sales and other	31	383	184
Valuation and settlements of derivative instruments	5	10	14
Realized capital gains and losses	$(77)	$265	$143
Gross gains of $184 million, $542 million and $223 million and gross losses of $171 million, $147 million and $51 million were realized on sales of fixed income and equity securities during 2016, 2015 and 2014, respectively.
Other-than-temporary impairment losses by asset type for the years ended December 31 are as follows:

($ in millions)	2016			2015			2014
	Gross	Included in OCI	Net	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$—	$—	$—	$—	$—	$—	$(1)	$—	$(1)
Corporate	(23)	6	(17)	(25)	6	(19)	(4)	—	(4)
ABS	(4)	—	(4)	(16)	10	(6)	(5)	—	(5)
RMBS	—	(1)	(1)	—	—	—	2	(1)	1
CMBS	(15)	2	(13)	(1)	—	(1)	(1)	—	(1)
Total fixed income securities	(42)	7	(35)	(42)	16	(26)	(9)	(1)	(10)
Mortgage loans	—	—	—	4	—	4	5	—	5
Equity securities	(59)	—	(59)	(83)	—	(83)	(32)	—	(32)
Limited partnership interests	(15)	—	(15)	(17)	—	(17)	(18)	—	(18)
Other	(4)	—	(4)	(6)	—	(6)	—	—	—
Other-than-temporary impairment losses	$(120)	$7	$(113)	$(144)	$16	$(128)	$(54)	$(1)	$(55)
The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table. The amount excludes $131 million and $138 million as of December 31, 2016 and 2015, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	December 31, 2016	December 31, 2015
Municipal	$(5)	$(5)
Corporate	(5)	(2)
ABS	(11)	(12)
RMBS	(43)	(49)
CMBS	(7)	(6)
Total	$(71)	$(74)
Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of December 31 are as follows:

($ in millions)	2016	2015	2014
Beginning balance	$(200)	$(209)	$(299)
Additional credit loss for securities previously other-than-temporarily impaired	(16)	(8)	(6)
Additional credit loss for securities not previously other-than-temporarily impaired	(19)	(18)	(9)
Reduction in credit loss for securities disposed or collected	58	33	44
Change in credit loss due to accretion of increase in cash flows	1	2	2
Reduction in credit loss for securities sold in LBL disposition	—	—	59
Ending balance	$(176)	$(200)	$(209)
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

Unrealized net capital gains and losses
Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
December 31, 2016		Gains	Losses
Fixed income securities	$24,222	$1,310	$(200)	$1,110
Equity securities	1,511	117	(35)	82
Short-term investments	566	—	—	—
Derivative instruments (1)	5	5	—	5
EMA limited partnerships (2)				(2)
Unrealized net capital gains and losses, pre-tax				1,195
Amounts recognized for:
Insurance reserves (3)				—
DAC and DSI (4)				(140)
Amounts recognized				(140)
Deferred income taxes				(374)
Unrealized net capital gains and losses, after-tax				$681
____________

(1)	Included in the fair value of derivative instruments is $5 million classified as assets.

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

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
December 31, 2015		Gains	Losses
Fixed income securities	$24,629	$1,321	$(462)	$859
Equity securities	1,542	76	(60)	16
Short-term investments	816	—	—	—
Derivative instruments (1)	10	10	—	10
EMA limited partnerships				(2)
Unrealized net capital gains and losses, pre-tax				883
Amounts recognized for:
Insurance reserves				—
DAC and DSI				(62)
Amounts recognized				(62)
Deferred income taxes				(293)
Unrealized net capital gains and losses, after-tax				$528
____________

(1)	Included in the fair value of derivative instruments are $6 million classified as assets and $(4) million classified as liabilities.

Change in unrealized net capital gains and losses
The change in unrealized net capital gains and losses for the years ended December 31 is as follows:

($ in millions)	2016	2015	2014
Fixed income securities	$251	$(1,436)	$966
Equity securities	66	(27)	(42)
Derivative instruments	(5)	8	15
EMA limited partnerships	—	—	—
Investments classified as held for sale	—	—	(190)
Total	312	(1,455)	749
Amounts recognized for:
Insurance reserves	—	28	(28)
DAC and DSI	(78)	114	(20)
Amounts recognized	(78)	142	(48)
Deferred income taxes	(81)	459	(246)
Increase (decrease) in unrealized net capital gains and losses, after-tax	$153	$(854)	$455
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

($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses

December 31, 2016
Fixed income securities
U.S. government and agencies	6	$104	$(2)	—	$—	$—	$(2)
Municipal	8	44	(1)	3	18	(6)	(7)
Corporate	629	4,767	(118)	56	414	(51)	(169)
ABS	18	95	(1)	13	76	(9)	(10)
RMBS	47	3	—	50	38	(3)	(3)
CMBS	12	57	(4)	4	15	(5)	(9)
Redeemable preferred stock	1	—	—	—	—	—	—
Total fixed income securities	721	5,070	(126)	126	561	(74)	(200)
Equity securities	167	200	(19)	62	80	(16)	(35)
Total fixed income and equity securities	888	$5,270	$(145)	188	$641	$(90)	$(235)

Investment grade fixed income securities	559	$4,348	$(100)	75	$350	$(47)	$(147)
Below investment grade fixed income securities	162	722	(26)	51	211	(27)	(53)
Total fixed income securities	721	$5,070	$(126)	126	$561	$(74)	$(200)

December 31, 2015
Fixed income securities
U.S. government and agencies	6	$91	$—	—	$—	$—	$—
Municipal	15	125	(3)	5	25	(9)	(12)
Corporate	953	5,315	(281)	78	568	(133)	(414)
Foreign government	1	2	—	—	—	—	—
ABS	81	1,152	(11)	16	154	(17)	(28)
RMBS	38	7	—	40	53	(4)	(4)
CMBS	12	75	(2)	1	2	(2)	(4)
Total fixed income securities	1,106	6,767	(297)	140	802	(165)	(462)
Equity securities	279	543	(49)	32	56	(11)	(60)
Total fixed income and equity securities	1,385	$7,310	$(346)	172	$858	$(176)	$(522)

Investment grade fixed income securities	780	$5,429	$(175)	82	$503	$(90)	$(265)
Below investment grade fixed income securities	326	1,338	(122)	58	299	(75)	(197)
Total fixed income securities	1,106	$6,767	$(297)	140	$802	$(165)	$(462)
As of December 31, 2016, $170 million of the $235 million unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired. Of the $170 million, $120 million are related to unrealized losses on investment grade fixed income securities and $19 million are related to equity securities. Of the remaining $31 million, $17 million have been in an unrealized loss position for less than 12 months. Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P Global Ratings (”S&P”), a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Unrealized losses on investment grade securities are principally related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase.
As of December 31, 2016, the remaining $65 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost. Investment grade fixed income securities comprising $27 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations. Of the $65 million, $22 million are related to below investment grade fixed income securities and $16 million are related to equity securities. Of these amounts, $9 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of December 31, 2016.

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
As of December 31, 2016, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis. As of December 31, 2016, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.
Limited partnerships
As of December 31, 2016 and 2015, the carrying value of equity method limited partnerships totaled $2.19 billion and $1.77 billion, respectively. The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary. Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.
As of December 31, 2016 and 2015, the carrying value for cost method limited partnerships was $591 million and $530 million, respectively. To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment. Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital. Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration. If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value.
Mortgage loans
The Company’s mortgage loans are commercial mortgage loans collateralized by a variety of commercial real estate property types located across the United States and totaled, net of valuation allowance, $3.94 billion and $3.78 billion as of December 31, 2016 and 2015, respectively. Substantially all of the commercial mortgage loans are non-recourse to the borrower.
The following table shows the principal geographic distribution of commercial real estate represented in the Company’s mortgage loan portfolio. No other state represented more than 5% of the portfolio as of December 31.

(% of mortgage loan portfolio carrying value)	2016	2015
California	19.3%	21.6%
Texas	11.0	9.5
New Jersey	8.5	9.1
Illinois	7.4	8.0
Florida	6.0	5.9
New York	3.8	5.0
The types of properties collateralizing the mortgage loans as of December 31 are as follows:

(% of mortgage loan portfolio carrying value)	2016	2015
Apartment complex	26.4%	24.5%
Office buildings	24.3	23.2
Retail	21.4	22.4
Warehouse	16.5	18.1
Other	11.4	11.8
Total	100.0%	100.0%

The contractual maturities of the mortgage loan portfolio as of December 31, 2016 are as follows:

($ in millions)	Number of loans	Carrying value	Percent
2017	27	$288	7.3%
2018	24	252	6.4
2019	7	200	5.1
2020	14	180	4.6
Thereafter	206	3,018	76.6
Total	278	$3,938	100.0%
Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators. Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest. Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate. Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value. Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell or present value of the loan’s expected future repayment cash flows. Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery. The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan. It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of December 31, 2016.
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
The following table reflects the carrying value of non-impaired fixed rate mortgage loans summarized by debt service coverage ratio distribution as of December 31. There were no variable rate mortgage loans as of December 31, 2016 or 2015.

($ in millions)	2016	2015
Below 1.0	$52	$55
1.0 - 1.25	321	357
1.26 - 1.50	1,196	1,120
Above 1.50	2,364	2,243
Total non-impaired mortgage loans	$3,933	$3,775
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
The net carrying value of impaired mortgage loans as of December 31 is as follows:

($ in millions)	2016	2015
Impaired mortgage loans with a valuation allowance	$5	$6
Impaired mortgage loans without a valuation allowance	—	—
Total impaired mortgage loans	$5	$6
Valuation allowance on impaired mortgage loans	$3	$3
The average balance of impaired loans was $6 million, $11 million and $26 million during 2016, 2015 and 2014, respectively.

The rollforward of the valuation allowance on impaired mortgage loans for the years ended December 31 is as follows:

($ in millions)	2016	2015	2014
Beginning balance	$3	$8	$21
Net decrease in valuation allowance	—	(4)	(5)
Charge offs	—	(1)	(8)
Ending balance	$3	$3	$8
Payments on all mortgage loans were current as of December 31, 2016 and 2015.
Municipal bonds
The Company maintains a diversified portfolio of municipal bonds. The following table shows the principal geographic distribution of municipal bond issuers represented in the Company’s portfolio as of December 31. No other state represents more than 5% of the portfolio.

(% of municipal bond portfolio carrying value)	2016	2015
Texas	16.9%	15.9%
California	14.9	15.0
Oregon	9.0	8.4
New Jersey	5.4	6.8
Michigan	5.2	4.9
New York	5.1	4.8
Concentration of credit risk
As of December 31, 2016, the Company is not exposed to any credit concentration risk of a single issuer and its affiliates greater than 10% of the Company’s shareholder’s equity, other than U.S. government and its agencies.
Securities loaned
The Company’s business activities include securities lending programs with third parties, mostly large banks. As of December 31, 2016 and 2015, fixed income and equity securities with a carrying value of $520 million and $518 million, respectively, were on loan under these agreements. Interest income on collateral, net of fees, was $2 million in 2016 and $1 million in each of 2015 and 2014.
Other investment information
Included in fixed income securities are below investment grade assets totaling $3.17 billion and $3.20 billion as of December 31, 2016 and 2015, respectively.
As of December 31, 2016, fixed income securities and short-term investments with a carrying value of $23 million were on deposit with regulatory authorities as required by law.
As of December 31, 2016, the carrying value of fixed income securities and other investments that were non-income producing was $9 million.

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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2016.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2016
Assets
Fixed income securities:
U.S. government and agencies	$619	$395	$—		$1,014
Municipal	—	2,215	59		2,274
Corporate - public	—	13,475	47		13,522
Corporate - privately placed	—	5,895	264		6,159
Foreign government	—	332	—		332
ABS - CDO	—	102	27		129
ABS - consumer and other	—	160	42		202
RMBS	—	333	—		333
CMBS	—	241	—		241
Redeemable preferred stock	—	16	—		16
Total fixed income securities	619	23,164	439		24,222
Equity securities	1,432	3	76		1,511
Short-term investments	166	400	—		566
Other investments: Free-standing derivatives	—	101	1	$(6)	96
Separate account assets	3,373	—	—		3,373
Other assets	—	—	1		1
Total recurring basis assets	5,590	23,668	517	(6)	29,769
Non-recurring basis (1)	—	—	9		9
Total assets at fair value	$5,590	$23,668	$526	$(6)	$29,778
% of total assets at fair value	18.7%	79.5%	1.8%	—%	100%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(289)		$(289)
Other liabilities: Free-standing derivatives	—	(39)	(3)	$2	(40)
Total liabilities at fair value	$—	$(39)	$(292)	$2	$(329)
% of total liabilities at fair value	—%	11.9%	88.7%	(0.6)%	100%
_______________________
(1) Includes $9 million of limited partnership investments written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2015.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2015
Assets
Fixed income securities:
U.S. government and agencies	$546	$431	$—		$977
Municipal	—	2,364	78		2,442
Corporate - public	—	12,490	44		12,534
Corporate - privately placed	—	5,523	447		5,970
Foreign government	—	384	—		384
ABS - CDO	—	178	53		231
ABS - consumer and other	—	1,145	44		1,189
RMBS	—	451	—		451
CMBS	—	436	—		436
Redeemable preferred stock	—	15	—		15
Total fixed income securities	546	23,417	666		24,629
Equity securities	1,479	3	60		1,542
Short-term investments	193	623	—		816
Other investments: Free-standing derivatives	—	59	1	$(11)	49
Separate account assets	3,639	—	—		3,639
Other assets	1	—	1		2
Total recurring basis assets	5,858	24,102	728	(11)	30,677
Non-recurring basis (1)	—	—	8		8
Total assets at fair value	$5,858	$24,102	$736	$(11)	$30,685
% of total assets at fair value	19.1%	78.5%	2.4%	—%	100%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(299)		$(299)
Other liabilities: Free-standing derivatives	—	(7)	(8)	$1	(14)
Total liabilities at fair value	$—	$(7)	$(307)	$1	$(313)
% of total liabilities at fair value	—%	2.2%	98.1%	(0.3)%	100%
________________________

(1)	Includes $3 million of limited partnership interests and $5 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.
The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
December 31, 2016
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(246)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.75%
December 31, 2015
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(247)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.76%

The embedded derivatives are equity-indexed and forward starting options in certain life and annuity products that provide customers with interest crediting rates based on the performance of the S&P 500. If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.
As of December 31, 2016 and 2015, Level 3 fair value measurements of fixed income securities total $439 million and $666 million, respectively, and include $296 million and $577 million, respectively, of fixed income securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable. The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above. However, an increase

(decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value.
The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the year ended December 31, 2016.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2015	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$78	$12	$(8)	$6	$—
Corporate - public	44	—	—	16	(15)
Corporate - privately placed	447	15	18	16	(277)
ABS - CDO	53	1	5	8	(1)
ABS - consumer and other	44	—	(3)	3	(7)
Total fixed income securities	666	28	12	49	(300)
Equity securities	60	(15)	5	—	(4)
Free-standing derivatives, net	(7)	6	—	—	—
Other assets	1	—	—	—	—
Total recurring Level 3 assets	$720	$19	$17	$49	$(304)
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(299)	$6	$—	$—	$—
Total recurring Level 3 liabilities	$(299)	$6	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of December 31, 2016
Assets
Fixed income securities:
Municipal	$—	$(27)	$—	$(2)	$59
Corporate - public	6	(3)	—	(1)	47
Corporate - privately placed	108	(15)	—	(48)	264
ABS - CDO	—	(2)	—	(37)	27
ABS - consumer and other	7	—	—	(2)	42
Total fixed income securities	121	(47)	—	(90)	439
Equity securities	32	(2)	—	—	76
Free-standing derivatives, net	—	—	—	(1)	(2)	(2)
Other assets	—	—	—	—	1
Total recurring Level 3 assets	$153	$(49)	$—	$(91)	$514
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(3)	$7	$(289)
Total recurring Level 3 liabilities	$—	$—	$(3)	$7	$(289)
_____________________

(1)
The effect to net income totals $25 million and is reported in the Consolidated Statements of Operations and Comprehensive Income as follows: $8 million in realized capital gains and losses, $11 million in net investment income, $(3) million in interest credited to contractholder funds and $9 million in contract benefits.

(2)	Comprises $1 million of assets and $3 million of liabilities.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the year ended December 31, 2015.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2014	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$106	$5	$(5)	$—	$—
Corporate - public	160	—	(2)	—	(111)
Corporate - privately placed	632	14	(17)	10	(79)
ABS - CDO	67	—	2	21	(17)
ABS - consumer and other	62	(1)	—	—	(41)
CMBS	1	—	(1)	—	—
Total fixed income securities	1,028	18	(23)	31	(248)
Equity securities	37	(1)	(3)	—	—
Free-standing derivatives, net	(7)	1	—	—	—
Other assets	1	—	—	—	—
Total recurring Level 3 assets	$1,059	$18	$(26)	$31	$(248)
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(323)	$19	$—	$—	$—
Total recurring Level 3 liabilities	$(323)	$19	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of December 31, 2015
Assets
Fixed income securities:
Municipal	$—	$(23)	$—	$(5)	$78
Corporate - public	1	—	—	(4)	44
Corporate - privately placed	29	(67)	—	(75)	447
ABS - CDO	—	(1)	—	(19)	53
ABS - consumer and other	27	—	—	(3)	44
CMBS	—	—	—	—	—
Total fixed income securities	57	(91)	—	(106)	666
Equity securities	32	(5)	—	—	60
Free-standing derivatives, net	—	—	—	(1)	(7)	(2)
Other assets	—	—	—	—	1
Total recurring Level 3 assets	$89	$(96)	$—	$(107)	$720
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(2)	$7	$(299)
Total recurring Level 3 liabilities	$—	$—	$(2)	$7	$(299)
 ____________________

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

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2013	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$119	$—	$18	$—	$(17)
Corporate	1,008	20	(14)	85	(114)
ABS	112	—	3	16	(12)
CMBS	1	—	—	—	(4)
Redeemable preferred stock	1	—	—	—	—
Total fixed income securities	1,241	20	7	101	(147)
Equity securities	6	—	(1)	—	(1)
Free-standing derivatives, net	(5)	—	—	—	—
Other assets	—	1	—	—	—
Assets held for sale	362	(1)	2	4	(2)
Total recurring Level 3 assets	$1,604	$20	$8	$105	$(150)
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(307)	$(8)	$—	$—	$—
Liabilities held for sale	(246)	17	—	—	—
Total recurring Level 3 liabilities	$(553)	$9	$—	$—	$—

	Sold in LBL disposition (3)	Purchases/Issues (4)	Sales	Settlements	Balance as of December 31, 2014
Assets
Fixed income securities:
Municipal	$—	$—	$(11)	$(3)	$106
Corporate	—	20	(109)	(104)	792
ABS	—	21	—	(11)	129
CMBS	4	—	—	—	1
Redeemable preferred stock	—	—	(1)	—	—
Total fixed income securities	4	41	(121)	(118)	1,028
Equity securities	—	39	(6)	—	37
Free-standing derivatives, net	—	2	—	(4)	(7)	(2)
Other assets	—	—	—	—	1
Assets held for sale	(351)	—	(8)	(6)	—
Total recurring Level 3 assets	$(347)	$82	$(135)	$(128)	$1,059
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$(14)	$—	$6	$(323)
Liabilities held for sale	230	(4)	—	3	—
Total recurring Level 3 liabilities	$230	$(18)	$—	$9	$(323)
_________________________

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
There were no transfers between Level 1 and Level 2 during 2016, 2015 or 2014.
Transfers into Level 3 during 2016, 2015 and 2014 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3. Transfers out of Level 3 during 2016, 2015 and 2014 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.
The following table provides the change in unrealized gains and losses included in net income for Level 3 assets and liabilities held as of December 31.

($ in millions)	2016	2015	2014
Assets
Fixed income securities:
Municipal	$2	$—	$(1)
Corporate	1	11	11
ABS	—	1	—
CMBS	—	—	1
Total fixed income securities	3	12	11
Equity securities	(15)	(1)	—
Free-standing derivatives, net	5	1	5
Other assets	—	—	1
Total recurring Level 3 assets	$(7)	$12	$17

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$6	$19	$(8)
Liabilities held for sale	—	—	17
Total recurring Level 3 liabilities	$6	$19	$9
The amounts in the table above represent the change in unrealized gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3. These gains and losses total $(1) million in 2016 and are reported as follows: $(18) million in realized capital gains and losses, $11 million in net investment income, $(3) million in interest credited to contractholder funds and $9 million in contract benefits. These gains and losses total $31 million in 2015 and are reported as follows: $(2) million in realized capital gains and losses, $14 million in net investment income, $26 million in interest credited to contractholder funds and $(7) million in contract benefits. These gains and losses total $26 million in 2014 and are reported as follows: $4 million in realized capital gains and losses, $12 million in net investment income, $(5) million in interest credited to contractholder funds and $15 million in contract benefits.
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.
Financial assets

($ in millions)	December 31, 2016		December 31, 2015
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$3,938	$3,963	$3,781	$3,920
Cost method limited partnerships	591	681	530	661
Bank loans	467	467	502	493
Agent loans	467	467	422	408
Notes due from related party	325	325	275	275

The fair value of mortgage loans is based on discounted contractual cash flows or, if the loans are impaired due to credit reasons, the fair value of collateral less costs to sell. Risk adjusted discount rates are selected using current rates at which similar loans would be made to borrowers with similar characteristics, using similar types of properties as collateral. The fair value of cost method limited partnerships is determined using reported net asset values. The fair value of bank loans, which are reported in other investments, is based on broker quotes from brokers familiar with the loans and current market conditions. The fair value of agent loans, which are reported in other investments, is based on discounted cash flow calculations. Risk adjusted discount rates are selected using current rates at which similar loans would be made to borrowers with similar characteristics. The fair value of notes due from related party, which are reported in other investments, is based on discounted cash flow calculations using current interest rates for instruments with comparable terms. The fair value measurements for mortgage loans, cost method limited partnerships, bank loans, agent loans and notes due from related party are categorized as Level 3.
Financial liabilities

($ in millions)	December 31, 2016		December 31, 2015
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$11,276	$11,972	$12,387	$12,836
Notes due to related parties	465	465	275	275
Liability for collateral	550	550	550	550

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
Notes due to related parties comprise surplus notes and agent loan collateralized notes. The fair value of surplus notes due to related parties is based on discounted cash flow calculations using current interest rates for instruments with comparable terms and considers the Company’s own credit risk. Since the surplus notes may be called at par value, their fair value will not be greater than par value. The fair value of agent loan collateralized notes due to related parties is based on discounted cash flow calculations using current interest rates for instruments with comparable terms and considers the Corporation’s credit risk. The liability for collateral is valued at carrying value due to its short-term nature. The fair value measurement for liability for collateral is categorized as Level 2. The fair value measurement for notes due to related parties is categorized as Level 3.
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
The Company also has derivatives embedded in non-derivative host contracts that are required to be separated from the host contracts and accounted for at fair value with changes in fair value of embedded derivatives reported in net income. The Company’s primary embedded derivatives are equity options in life and annuity product contracts, which provide equity returns to contractholders.

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
Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date. The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Consolidated Statements of Financial Position. For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts.  As of December 31, 2016, the Company pledged $2 million of cash in the form of margin deposits.
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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Consolidated Statement of Financial Position as of December 31, 2016.

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$49	n/a	$5	$5	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	65	n/a	1	1	—
Equity and index contracts
Options	Other investments	—	3,917	87	87	—
Financial futures contracts	Other assets	—	6	—	—	—
Foreign currency contracts
Foreign currency forwards	Other investments	173	n/a	7	8	(1)
Credit default contracts
Credit default swaps – buying protection	Other investments	25	n/a	(1)	—	(1)
Credit default swaps – selling protection	Other investments	80	n/a	1	1	—
Other contracts
Other contracts	Other assets	3	n/a	1	1	—
Subtotal		346	3,923	96	98	(2)
Total asset derivatives		$395	3,923	$101	$103	$(2)

Liability derivatives
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	$—	3,928	$(37)	$—	$(37)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	391	n/a	(34)	—	(34)
Guaranteed withdrawal benefits	Contractholder funds	290	n/a	(9)	—	(9)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,737	n/a	(246)	—	(246)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	6	n/a	—	—	—
Credit default swaps – selling protection	Other liabilities & accrued expenses	100	n/a	(3)	—	(3)
Subtotal		2,524	3,928	(329)	—	(329)
Total liability derivatives		2,524	3,928	(329)	$—	$(329)

Total derivatives		$2,919	7,851	$(228)
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
__________________________________________
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

($ in millions)		Offsets
	Gross amount	Counter- party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
December 31, 2016
Asset derivatives	$14	$(2)	$(4)	$8	$(1)	$7
Liability derivatives	(5)	2	—	(3)	4	1

December 31, 2015
Asset derivatives	$15	$(6)	$(5)	$4	$(1)	$3
Liability derivatives	(9)	6	(5)	(8)	7	(1)
The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships for the years ended December 31. Amortization of net gains from accumulated other comprehensive income related to cash flow hedges is expected to be a gain of $2 million during the next twelve months. There was no hedge ineffectiveness reported in realized gains and losses in 2016, 2015 or 2014.

($ in millions)	2016	2015	2014
(Loss) gain recognized in OCI on derivatives during the period	$(1)	$10	$12
Gain recognized in OCI on derivatives during the term of the hedging relationship	5	10	2
Gain (loss) reclassified from AOCI into income (net investment income)	1	(1)	(1)
Gain (loss) reclassified from AOCI into income (realized capital gains and losses)	3	3	(2)
The following tables present gains and losses from valuation and settlements reported on derivatives not designated as accounting hedging instruments in the Consolidated Statements of Operations and Comprehensive Income. In 2016, 2015 and 2014, the Company had no derivatives used in fair value hedging relationships.

($ in millions)	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Loss on disposition of operations	Total gain (loss) recognized in net income on derivatives
2016
Equity and index contracts	$(4)	$—	$18	$—	$14
Embedded derivative financial instruments	—	9	1	—	10
Foreign currency contracts	6	—	—	—	6
Credit default contracts	3	—	—	—	3
Total	$5	$9	$19	$—	$33

2015
Equity and index contracts	$—	$—	$(9)	$—	$(9)
Embedded derivative financial instruments	—	(7)	31	—	24
Foreign currency contracts	6	—	—	—	6
Credit default contracts	4	—	—	—	4
Total	$10	$(7)	$22	$—	$25

2014
Interest rate contracts	$(3)	$—	$—	$(4)	$(7)
Equity and index contracts	(1)	—	38	—	37
Embedded derivative financial instruments	—	15	(14)	—	1
Foreign currency contracts	10	—	—	—	10
Credit default contracts	8	—	—	—	8
Other contracts	—	—	(2)	—	(2)
Total	$14	$15	$22	$(4)	$47
The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate. The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of December 31, 2016, counterparties pledged $5 million in cash and securities to the Company, and the Company pledged $4 million in securities to counterparties as collateral posted under MNAs for contracts without credit-risk-contingent features. The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.
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

($ in millions)	2016				2015
Rating (1)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	5	$312	$12	$9	1	$82	$5	$—
A	—	—	—	—	5	178	6	6
A-	—	—	—	—	1	16	3	—
BBB+	—	—	—	—	2	36	—	—
Total	5	$312	$12	$9	9	$312	$14	$6
_________________________

(1)	Rating is the lower of S&P or Moody’s ratings.

(2)	Only OTC derivatives with a net positive fair value are included for each counterparty.
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

($ in millions)	2016	2015
Gross liability fair value of contracts containing credit-risk-contingent features	$2	$9
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(2)	(1)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	—	(7)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$—	$1
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
The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
December 31, 2016
First-to-default Basket
Municipal	$—	$—	$100	$—	$100	$(3)
Index
Corporate debt	1	19	50	10	80	1
Total	$1	$19	$150	$10	$180	$(2)

December 31, 2015
First-to-default Basket
Municipal	$—	$—	$100	$—	$100	$(8)
Index
Corporate debt	1	20	52	7	80	1
Total	$1	$20	$152	$7	$180	$(7)
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
Off-balance sheet financial instruments
The contractual amounts of off-balance sheet financial instruments as of December 31 are as follows:

($ in millions)	2016	2015
Commitments to invest in limited partnership interests	$1,400	$1,269
Private placement commitments	13	21
Other loan commitments	80	46
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
Private placement commitments represent commitments to purchase private placement debt and private equity securities at a specified future date. The Company enters into these agreements in the normal course of business. The fair value of these commitments generally cannot be estimated on the date the commitment is made as the terms and conditions of the underlying private placement securities are not yet final. Because the private equity securities are not actively traded, it is not practical to estimate fair value of the commitments.
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

($ in millions)	2016	2015
Immediate fixed annuities:
Structured settlement annuities	$6,681	$6,673
Other immediate fixed annuities	1,935	2,035
Traditional life insurance	2,373	2,347
Accident and health insurance	232	234
Other	101	105
Total reserve for life-contingent contract benefits	$11,322	$11,394
The following table highlights the key assumptions generally used in calculating the reserve for life-contingent contract benefits.

Product	Mortality	Interest rate	Estimation method
Structured settlement annuities	U.S. population with projected calendar year improvements; mortality rates adjusted for each impaired life based on reduction in life expectancy	Interest rate assumptions range from 2.9% to 9.0%	Present value of contractually specified future benefits
Other immediate fixed annuities
1983 group annuity mortality table with internal modifications; 1983 individual annuity mortality table; Annuity 2000 mortality table with internal modifications; Annuity 2000 mortality table; 1983 individual annuity mortality table with internal modifications
		Interest rate assumptions range from 0% to 11.5%	Present value of expected future benefits based on historical experience
Traditional life insurance	Actual company experience plus loading	Interest rate assumptions range from 2.5% to 11.3%	Net level premium reserve method using the Company’s withdrawal experience rates; includes reserves for unpaid claims
Accident and health insurance	Actual company experience plus loading	Interest rate assumptions range from 3.0% to 6.0%	Unearned premium; additional contract reserves for mortality risk and unpaid claims
Other: Variable annuity guaranteed minimum death benefits (1)	Annuity 2012 mortality table with internal modifications	Interest rate assumptions range from 2.0% to 5.8%	Projected benefit ratio applied to cumulative assessments
______________________

(1)
In 2006, the Company disposed of substantially all of its variable annuity business through reinsurance agreements with The Prudential Insurance Company of America, a subsidiary of Prudential Financial, Inc. (collectively “Prudential”).

To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve is recorded for certain immediate annuities with life contingencies. A liability is included in the reserve for life-contingent contract benefits with respect to this deficiency. The offset to this liability is recorded as a reduction of the unrealized net capital gains included in accumulated other comprehensive income. The liability was zero as of both December 31, 2016 and 2015.

As of December 31, contractholder funds consist of the following:

($ in millions)	2016	2015
Interest-sensitive life insurance	$7,312	$7,262
Investment contracts:
Fixed annuities	11,893	12,934
Funding agreements backing medium-term notes	—	85
Other investment contracts	265	261
Total contractholder funds	$19,470	$20,542
The following table highlights the key contract provisions relating to contractholder funds.

Product	Interest rate	Withdrawal/surrender charges
Interest-sensitive life insurance	Interest rates credited range from 0% to 10.5% for equity-indexed life (whose returns are indexed to the S&P 500) and 1.0% to 6.0% for all other products	Either a percentage of account balance or dollar amount grading off generally over 20 years
Fixed annuities	Interest rates credited range from 0% to 9.8% for immediate annuities; (8.0)% to 13.3% for equity-indexed annuities (whose returns are indexed to the S&P 500); and 0.1% to 6.0% for all other products
Either a declining or a level percentage charge generally over ten years or less. Additionally, approximately 17.9% of fixed annuities are subject to market value adjustment for discretionary withdrawals

Other investment contracts:
Guaranteed minimum income, accumulation and withdrawal benefits on variable (1) and fixed annuities and secondary guarantees on interest-sensitive life insurance and fixed annuities
	Interest rates used in establishing reserves range from 1.5% to 10.3%	Withdrawal and surrender charges are based on the terms of the related interest-sensitive life insurance or fixed annuity contract
______________________

(1)	In 2006, the Company disposed of substantially all of its variable annuity business through reinsurance agreements with Prudential.
Contractholder funds as of December 31, 2015 included funding agreements held by a VIE, Allstate Life Global Funding, that issued medium-term notes. The VIE’s primary assets were funding agreements used exclusively to back medium-term note programs.
Contractholder funds activity for the years ended December 31 is as follows:

($ in millions)	2016	2015	2014
Balance, beginning of year	$20,542	$21,816	$23,604
Classified as held for sale, beginning balance	—	—	10,945
Total, including those classified as held for sale	20,542	21,816	34,549
Deposits	969	1,052	1,227
Interest credited	672	716	892
Benefits	(947)	(1,060)	(1,178)
Surrenders and partial withdrawals	(1,014)	(1,246)	(2,253)
Maturities of and interest payments on institutional products	(86)	(1)	(2)
Contract charges	(665)	(684)	(798)
Net transfers from separate accounts	5	7	7
Other adjustments	(6)	(58)	34
Sold in LBL disposition	—	—	(10,662)
Balance, end of year	$19,470	$20,542	$21,816
The Company offered various guarantees to variable annuity contractholders. In 2006, the Company disposed of substantially all of its variable annuity business through reinsurance agreements with Prudential. Liabilities for variable contract guarantees related to death benefits are included in the reserve for life-contingent contract benefits and the liabilities related to the income, withdrawal and accumulation benefits are included in contractholder funds. All liabilities for variable contract guarantees are reported on a gross basis on the balance sheet with a corresponding reinsurance recoverable asset for those contracts subject to reinsurance.
Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death, a specified contract anniversary date, partial withdrawal or annuitization, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts’ funds may not meet their stated investment objectives. The account balances of variable annuities contracts’ separate accounts with guarantees included $2.92 billion and $3.20 billion of equity, fixed income and balanced mutual funds and $364 million and $340 million of money market mutual funds as of December 31, 2016 and 2015, respectively.
The table below presents information regarding the Company’s variable annuity contracts with guarantees. The Company’s variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts’ separate accounts with guarantees.

($ in millions)	December 31,
	2016	2015
In the event of death
Separate account value	$3,280	$3,541
Net amount at risk (1)	$585	$675
Average attained age of contractholders	70 years	69 years
At annuitization (includes income benefit guarantees)
Separate account value	$915	$967
Net amount at risk (2)	$265	$281
Weighted average waiting period until annuitization options available	None	None
For cumulative periodic withdrawals
Separate account value	$267	$294
Net amount at risk (3)	$10	$10
Accumulation at specified dates
Separate account value	$310	$371
Net amount at risk (4)	$26	$31
Weighted average waiting period until guarantee date	3 years	4 years
____________

(1)	Defined as the estimated current guaranteed minimum death benefit in excess of the current account balance as of the balance sheet date.

(2)	Defined as the estimated present value of the guaranteed minimum annuity payments in excess of the current account balance.

(3)	Defined as the estimated current guaranteed minimum withdrawal balance (initial deposit) in excess of the current account balance as of the balance sheet date.

(4)	Defined as the estimated present value of the guaranteed minimum accumulation balance in excess of the current account balance.
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

The following table summarizes the liabilities for guarantees.

($ in millions)	Liability for guarantees related to death benefits and interest-sensitive life products	Liability for guarantees related to income benefits	Liability for guarantees related to accumulation and withdrawal benefits	Total
Balance, December 31, 2015 (1)	$223	$67	$75	$365
Less reinsurance recoverables	106	64	52	222
Net balance as of December 31, 2015	117	3	23	143
Incurred guarantee benefits	26	—	11	37
Paid guarantee benefits	—	—	—	—
Net change	26	—	11	37
Net balance as of December 31, 2016	143	3	34	180
Plus reinsurance recoverables	101	40	43	184
Balance, December 31, 2016 (2)	$244	$43	$77	$364

Balance, December 31, 2014 (3)	$195	$95	$60	$350
Less reinsurance recoverables	98	91	45	234
Net balance as of December 31, 2014	97	4	15	116
Incurred guarantee benefits	20	(1)	8	27
Paid guarantee benefits	—	—	—	—
Net change	20	(1)	8	27
Net balance as of December 31, 2015	117	3	23	143
Plus reinsurance recoverables	106	64	52	222
Balance, December 31, 2015 (1)	$223	$67	$75	$365
____________

(1)
Included in the total liability balance as of December 31, 2015 are reserves for variable annuity death benefits of $105 million, variable annuity income benefits of $64 million, variable annuity accumulation benefits of $38 million, variable annuity withdrawal benefits of $14 million and other guarantees of $144 million.

(2)
Included in the total liability balance as of December 31, 2016 are reserves for variable annuity death benefits of $100 million, variable annuity income benefits of $40 million, variable annuity accumulation benefits of $34 million, variable annuity withdrawal benefits of $9 million and other guarantees of $181 million.

(3)
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

In addition, the Company has used reinsurance to effect the disposition of certain blocks of business. The Company had reinsurance recoverables of $1.41 billion and $1.44 billion as of December 31, 2016 and 2015, respectively, due from Prudential related to the disposal of substantially all of its variable annuity business that was effected through reinsurance agreements. In 2016, premiums and contract charges of $78 million, contract benefits of $21 million, interest credited to contractholder funds of $20 million, and operating costs and expenses of $15 million were ceded to Prudential. In 2015, premiums and contract charges of $94 million, contract benefits of $40 million, interest credited to contractholder funds of $21 million, and operating costs and expenses of $18 million were ceded to Prudential. In 2014, premiums and contract charges of $109 million, contract benefits of $36 million, interest credited to contractholder funds of $21 million, and operating costs and expenses of $20 million were ceded to Prudential. In addition, as of December 31, 2016 and 2015 the Company had reinsurance recoverables of $144 million and $148 million, respectively, due from subsidiaries of Citigroup (Triton Insurance and American Health and Life Insurance) and Scottish Re (U.S.) Inc. in connection with the disposition of substantially all of the direct response distribution business in 2003.
The Company is the assuming reinsurer for LBL’s life insurance business sold through the Allstate agency channel and LBL’s payout annuity business in force prior to the sale of LBL on April 1, 2014. Under the terms of the reinsurance agreement, the Company is required to have a trust with assets greater than or equal to the statutory reserves ceded by LBL to the Company, measured on a monthly basis. As of December 31, 2016, the trust held $5.94 billion of investments, which are reported in the Consolidated Statement of Financial Position.
As of December 31, 2016, the gross life insurance in force was $406.29 billion of which $5.53 billion and $88.51 billion was ceded to the affiliated and unaffiliated reinsurers, respectively.
The effects of reinsurance on premiums and contract charges for the years ended December 31 are as follows:

($ in millions)	2016	2015	2014
Direct	$715	$728	$1,084
Assumed
Affiliate	138	131	130
Non-affiliate	803	835	614
Ceded
Affiliate	(53)	(41)	—
Non-affiliate	(294)	(315)	(392)
Premiums and contract charges, net of reinsurance	$1,309	$1,338	$1,436
The effects of reinsurance on contract benefits for the years ended December 31 are as follows:

($ in millions)	2016	2015	2014
Direct	$999	$1,023	$1,295
Assumed
Affiliate	90	79	88
Non-affiliate	522	541	398
Ceded
Affiliate	(36)	(32)	—
Non-affiliate	(188)	(205)	(329)
Contract benefits, net of reinsurance	$1,387	$1,406	$1,452
The effects of reinsurance on interest credited to contractholder funds for the years ended December 31 are as follows:

($ in millions)	2016	2015	2014
Direct	$598	$636	$827
Assumed
Affiliate	9	10	9
Non-affiliate	116	111	82
Ceded
Affiliate	(21)	(16)	—
Non-affiliate	(25)	(24)	(27)
Interest credited to contractholder funds, net of reinsurance	$677	$717	$891

Reinsurance recoverables on paid and unpaid benefits as of December 31 are summarized in the following table.

($ in millions)	2016	2015
Annuities	$1,411	$1,443
Life insurance	1,299	1,348
Other	81	80
Total	$2,791	$2,871
As of both December 31, 2016 and 2015, approximately 77% of the Company’s reinsurance recoverables are due from companies rated A- or better by S&P.
11. Deferred Policy Acquisition and Sales Inducement Costs
Deferred policy acquisition costs for the years ended December 31 are as follows:

($ in millions)	2016	2015	2014
Balance, beginning of year	$1,314	$1,271	$1,331
Classified as held for sale, beginning balance	—	—	743
Total, including those classified as held for sale	1,314	1,271	2,074
Acquisition costs deferred	79	124	163
Amortization charged to income	(134)	(151)	(162)
Effect of unrealized gains and losses	(72)	99	(97)
Reinsurance ceded (1)	—	(29)	—
Sold in LBL disposition	—	—	(707)
Balance, end of year	$1,187	$1,314	$1,271
______________________

(1)	In 2015, DAC decreased as a result of a reinsurance agreement with AAC.
DSI activity, which primarily relates to fixed annuities and interest-sensitive life contracts, for the years ended December 31 was as follows:

($ in millions)	2016	2015	2014
Balance, beginning of year	$45	$44	$42
Classified as held for sale, beginning balance	—	—	28
Total, including those classified as held for sale	45	44	70
Sales inducements deferred	1	3	4
Amortization charged to income	(5)	(4)	(4)
Effect of unrealized gains and losses	(1)	2	(3)
Sold in LBL disposition	—	—	(23)
Balance, end of year	$40	$45	$44
12. Guarantees and Contingent Liabilities
Guaranty funds
Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. Amounts assessed to each company are typically related to its proportion of business written in each state. The Company’s policy is to accrue assessments when the entity for which the insolvency relates has met its state of domicile’s statutory definition of insolvency and the amount of the loss is reasonably estimable. In most states, the definition is met with a declaration of financial insolvency by a court of competent jurisdiction. In certain states there must also be a final order of liquidation. As of December 31, 2016 and 2015, the liability balance included in other liabilities and accrued expenses was $1 million and $10 million, respectively. The related premium tax offsets included in other assets were $9 million and $15 million as of December 31, 2016 and 2015, respectively.
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
The aggregate liability balance related to all guarantees was not material as of December 31, 2016.
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
The Internal Revenue Service (“IRS”) is currently examining the Allstate Group’s 2013 and 2014 federal income tax returns. The Allstate Group’s tax years prior to 2013 have been examined by the IRS and the statute of limitations has expired on those years. Any adjustments that may result from IRS examinations of the Allstate Group’s tax returns are not expected to have a material effect on the results of operations, cash flows or financial position of the Company.
The Company had a $1 million liability for unrecognized tax benefits as of both December 31, 2016 and 2015. The Company had no liability for unrecognized tax benefits as of December 3l, 2014. The change in the liability for unrecognized tax benefits in 2015 related to the increase for tax positions taken in a prior year. The Company believes it is reasonably possible that the liability balance will not significantly increase within the next twelve months. Because of the impact of deferred tax accounting, recognition of previously unrecognized tax benefits is not expected to impact the Company’s effective tax rate.
The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. The Company did not record interest income or expense relating to unrecognized tax benefits in income tax expense in 2016, 2015 or 2014. As of December 31, 2016 and 2015, there was no interest accrued with respect to unrecognized tax benefits. No amounts have been accrued for penalties.

The components of the deferred income tax assets and liabilities as of December 31 are as follows:

($ in millions)	2016	2015
Deferred assets
Deferred reinsurance gain	$16	$17
Difference in tax bases of investments	—	46
Other assets	4	9
Total deferred assets	20	72
Deferred liabilities
DAC	(370)	(387)
Unrealized net capital gains	(369)	(287)
Life and annuity reserves	(362)	(309)
Difference in tax bases of investments	(35)	—
Other liabilities	(75)	(75)
Total deferred liabilities	(1,211)	(1,058)
Net deferred liability	$(1,191)	$(986)
Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized based on the Company’s assessment that the deductions ultimately recognized for tax purposes will be fully utilized.
The components of income tax expense for the years ended December 31 are as follows:

($ in millions)	2016	2015	2014
Current	$24	$251	$101
Deferred	120	50	132
Total income tax expense	$144	$301	$233
The Company received a refund of $22 million in 2016 and paid income taxes of $221 million and $80 million in 2015 and 2014, respectively. The Company had current income tax receivable of $16 million and $30 million as of December 31, 2016 and 2015, respectively.
A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the years ended December 31 is as follows:

	2016	2015	2014
Statutory federal income tax rate	35.0%	35.0%	35.0%
Tax credits	(3.3)	(1.7)	(1.9)
Dividends received deduction	(1.3)	(0.6)	(0.9)
Adjustments to prior year tax liabilities	—	(0.3)	(0.2)
Sale of subsidiary	—	—	(1.8)
State income taxes	0.3	0.4	0.1
Non-deductible expenses	0.2	0.2	0.2
Change in accounting for investments in qualified affordable housing projects	—	2.0	—
Other	0.1	(0.1)	0.2
Effective income tax rate	31.0%	34.9%	30.7%
14. Capital Structure
Debt outstanding
All of the Company’s outstanding debt as of December 31, 2016 and 2015 relates to intercompany obligations. These obligations reflect notes due to related parties and are discussed in Note 5. The Company paid $15 million, $16 million and $16 million of interest on debt in 2016, 2015 and 2014, respectively.
The Company had $56 million and $44 million of investment-related debt that is reported in other liabilities and accrued expenses as of December 31, 2016 and 2015, respectively. This includes a commitment to fund a limited partnership of $22 million and debt related to other investments of $34 million as of December 31, 2016 and a commitment to fund a limited partnership of $44 million as of December 31, 2015. The Company has an outstanding line of credit to fund the limited partnership.

15. Statutory Financial Information and Dividend Limitations
ALIC and its insurance subsidiaries prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile. Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners (“NAIC”), as well as state laws, regulations and general administrative rules. Permitted statutory accounting practices encompass all accounting practices not so prescribed.
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
Statutory net income (loss) of ALIC and its insurance subsidiaries was $192 million, $(67) million and $1.01 billion in 2016, 2015 and 2014, respectively. Statutory capital and surplus was $3.05 billion and $2.87 billion as of December 31, 2016 and 2015, respectively.
Dividend Limitations
The ability of ALIC to pay dividends is dependent on business conditions, income, cash requirements and other relevant factors. The payment of shareholder dividends by ALIC to AIC without the prior approval of the Illinois Department of Insurance (“IL DOI”) is limited to formula amounts based on net income and capital and surplus, determined in conformity with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. The Company did not pay any dividends in 2016. The maximum amount of dividends ALIC will be able to pay without prior IL DOI approval at a given point in time during 2017 is $305 million.  The payment of a dividend in excess of this amount requires 30 days advance written notice to the IL DOI. The dividend is deemed approved, unless the IL DOI disapproves it within the 30 day notice period. Additionally, any dividend must be paid out of unassigned surplus excluding unrealized appreciation from investments, which for ALIC totaled $432 million as of December 31, 2016, and cannot result in capital and surplus being less than the minimum amount required by law.
Under state insurance laws, insurance companies are required to maintain paid up capital of not less than the minimum capital requirement applicable to the types of insurance they are authorized to write. Insurance companies are also subject to risk-based capital (“RBC”) requirements adopted by state insurance regulators. A company’s “authorized control level RBC” is calculated using various factors applied to certain financial balances and activity. Companies that do not maintain adjusted statutory capital and surplus at a level in excess of the company action level RBC, which is two times authorized control level RBC, are required to take specified actions. Company action level RBC is significantly in excess of the minimum capital requirements. Total adjusted statutory capital and surplus and authorized control level RBC of ALIC were $3.47 billion and $541 million, respectively, as of December 31, 2016. ALIC’s insurance subsidiaries are included as a component of ALIC’s total statutory capital and surplus.
Intercompany transactions
Notification and approval of intercompany lending activities is also required by the IL DOI when ALIC does not have unassigned surplus and for transactions that exceed a level that is based on a formula using statutory admitted assets and statutory surplus.
16. Benefit Plans
Pension and other postretirement plans
Defined benefit pension plans, sponsored by the Corporation, cover most full-time employees, certain part-time employees and employee-agents. Benefits under the pension plans are based upon the employee’s length of service and eligible annual compensation. The cost allocated to the Company for the pension plans was $7 million, $6 million and $7 million in 2016, 2015 and 2014, respectively.
The Corporation has reserved the right to modify or terminate its benefit plans at any time and for any reason.
Allstate 401(k) Savings Plan
Employees of AIC are eligible to become members of the Allstate 401(k) Savings Plan (“Allstate Plan”). The Corporation’s contributions are based on the Corporation’s matching obligation and certain performance measures. The cost allocated to the Company for the Allstate Plan was $4 million, $5 million and $7 million in 2016, 2015 and 2014, respectively.

17. Other Comprehensive Income
The components of other comprehensive income (loss) on a pre-tax and after-tax basis for the years ended December 31 are as follows:

($ in millions)	2016			2015			2014
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$134	$(46)	$88	$(1,048)	$366	$(682)	$805	$(282)	$523
Less: reclassification adjustment of realized capital gains and losses	(100)	35	(65)	265	(93)	172	104	(36)	68
Unrealized net capital gains and losses	234	(81)	153	(1,313)	459	(854)	701	(246)	455
Unrealized foreign currency translation adjustments	6	(2)	4	(6)	2	(4)	(6)	2	(4)
Other comprehensive income (loss)	$240	$(83)	$157	$(1,319)	$461	$(858)	$695	$(244)	$451
18. Quarterly Results (unaudited)

($ in millions)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2016	2015	2016	2015	2016	2015	2016	2015
Revenues	$685	$927	$742	$862	$713	$992	$751	$641
Net income	52	153	94	150	65	239	108	19

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Shareholder of
Allstate Life Insurance Company
Northbrook, Illinois 60062
We have audited the accompanying Consolidated Statements of Financial Position of Allstate Life Insurance Company and subsidiaries (the “Company”), an affiliate of The Allstate Corporation, as of December 31, 2016 and 2015, and the related Consolidated Statements of Operations and Comprehensive Income, Shareholder’s Equity, and Cash Flows for each of the three years in the period ended December 31, 2016. Our audits also included the consolidated financial statement schedules listed in the Index at Item 15. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Allstate Life Insurance Company and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.
/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
February 24, 2017

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 based on the criteria related to internal control over financial reporting described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2016.
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended December 31, 2016, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Part III
Item 14. Principal Accounting Fees and Services
(1), (2), (3) and (4) Disclosure of fees -
The following fees have been, or are anticipated to be billed by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu, and their respective affiliates, for professional services rendered to us for the fiscal years ending December 31, 2016 and 2015.

	2016	2015 (c)
Audit fees (a)	$2,491,000	$2,439,000
Audit related fees (b)	7,000	—
Total fees	$2,498,000	$2,439,000
______________________________

(a)
Fees for audits of annual financial statements, reviews of quarterly financial statements, statutory audits, attest services, comfort letters, consents, and review of documents filed with the Securities and Exchange Commission. The amount disclosed does not reflect reimbursed audit fees received from third-party reinsurers in the amounts of $179,000 and $165,000 for 2016 and 2015, respectively.

(b)	Audit related fees relate primarily to professional services such as other attest services.

(c)	Total fees for 2015 have been adjusted to reflect actual expenditures for the year.

(5)(i) and (ii) Audit Committee’s pre-approval policies and procedures -
The Audit Committee of The Allstate Corporation has adopted a policy regarding its pre-approval of all audit and permissible non-audit services provided by the independent registered public accountant for itself and its consolidated subsidiaries, including Allstate Life. The policy identifies the basic principles that must be considered by the Audit Committee in approving services to ensure that the registered public accountant’s independence is not impaired, describes the type of audit, audit-related, tax and other services that may be provided, and lists the non-audit services that may not be performed. The independent registered public accountant or management will submit to the Audit Committee detailed schedules with all of the proposed services within each category, together with the estimated fees. Each specific service will require approval before the service can begin. Prior to requesting approval from the Audit Committee, the registered public accountant and management consider and conclude that the services are permissible in that they: (1) do not place the registered public accountant in the position of auditing their own work, (2) do not result in the registered public accountant’s personnel acting as management or an employee of Allstate, (3) do not place the registered public accountant in a position of being an advocate for Allstate, (4) do not create a mutual or conflicting interest between the registered public accountant and Allstate and (5) are not based on a contingent fee arrangement. The Audit Committee’s policy delegates to the chair the authority to grant approvals, but the decisions of the chair must be reported to the Audit Committee at its next regularly scheduled meeting. All services provided by Deloitte & Touche LLP in 2016 and 2015 were approved in accordance with the pre-approval policy by The Allstate Corporation and Allstate Life Audit Committees.

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

Item 15. (a) (3)

The following is a list of the exhibits filed as part of this Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3(i)	Articles of Amendment to the Articles of Incorporation of Allstate Life Insurance Company dated December 29, 1999.	10	000-31248	3.1	April 24, 2002
3(ii)	Amended and Restated By-Laws of Allstate Life Insurance Company effective March 15, 2007.	8-K	000-31248	3(ii)	March 20, 2007
4	See Exhibits 3 (i) and 3 (ii).
10.2	Credit Agreement dated April 27, 2012 among The Allstate Corporation, Allstate Insurance Company and Allstate Life Insurance Company, as Borrowers; the Lenders party thereto, Wells Fargo Bank, National Association, as Syndication Agent; Citibank, N.A. and Bank of America, N.A., as Documentation Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent.	10-Q	1-11840	10.6	May 2, 2012
10.3	Amendment No. 1 to Credit Agreement dated as of April 27, 2014	8-K	1-11840	10.1	April 29, 2014
10.4	Surplus Note Purchase Agreement between Allstate Life Insurance Company and Kennett Capital, Inc. effective, August 1, 2005.	10-Q	000-31248	10.2	November 7, 2005
10.5	Pledge and Security Agreement between Allstate Life Insurance Company and Kennett Capital, Inc. effective August 1, 2005.	10-Q	000-31248	10.3	November 7, 2005
10.6	Intercompany Loan Agreement among The Allstate Corporation, Allstate Life Insurance Company, and other certain subsidiaries of The Allstate Corporation effective February 1, 1996.	10-K	000-31248	10.24	March 13, 2007
10.7	Amended and Restated Intercompany Liquidity Agreement between Allstate Insurance Company, Allstate Life Insurance Company and The Allstate Corporation effective as of May 8, 2008.	10-Q	000-31248	10.2	May 14, 2008

10.8	Revolving Loan Credit Agreement, effective December 20, 2010 between American Heritage Life Insurance Company and Road Bay Investments, LLC.	8-K	000-31248	10.1	December 27, 2010
10.9	Pledge and Security Agreement, dated as of December 20, 2010, between Road Bay Investments, LLC and American Heritage Life Insurance Company securing obligations under the Revolving Loan Credit Agreement.	8-K	000-31248	10.2	December 27, 2010
10.10	Capital Support Agreement between Allstate Life Insurance Company and Allstate Insurance Company effective December 14, 2007.	8-K	000-31248	10.1	February 7, 2008
10.11	Form of Amended and Restated Service and Expense Agreement among Allstate Insurance Company, The Allstate Corporation and certain affiliates effective January 1, 2004.	10-K	000-31248	10.1	March 17, 2008
10.12	Form of Amendment No. 1 effective January 1, 2009 to Amended and Restated Service and Expense Agreement among Allstate Insurance Company, The Allstate Corporation and certain affiliates dated as of January 1, 2009.	8-K	000-31248	10.1	February 17, 2010
10.13	Letter Agreement among Allstate Insurance Company, The Allstate Corporation and certain affiliates, including Allstate Life Insurance Company, effective December 1, 2007.	8-K	000-31248	10.1	May 23, 2008
10.14	Addendum among Allstate Insurance Company and certain affiliates dated August 17, 2011 to Amended and Restated Service and Expense Agreement among Allstate Insurance Company, The Allstate Corporation and certain affiliates effective as of January 1, 2004, as amended by amendment No. 1 effective as of January 1, 2009.	10-K	000-31248	10.20	March 8, 2012
10.15	New York Insurer Supplement to Amended and Restated Service and Expense Agreement among Allstate Insurance Company, The Allstate Corporation, Allstate Life Insurance Company of New York and Intramerica Life Insurance Company, effective March 5, 2005.	10-Q	000-31248	10.2	August 8, 2005
10.16	Limited Servicing Agreement among Allstate Life Insurance Company, Allstate Distributors, L.L.C. and Allstate Financial Services, LLC effective October 1, 2002.	10-K	000-31248	10.40	March 17, 2008
10.17	Form of Investment Management Agreement among Allstate Investment Management Company, The Allstate Corporation and certain affiliates effective February 1, 2012.	8-K	000-31248	10.1	February 7, 2012
10.18	Form of Investment Management Agreement among Allstate Investments, LLC, Allstate Insurance Company, The Allstate Corporation and certain affiliates effective January 1, 2007.	10-K	000-31248	10.12	March 17, 2008
10.19	Investment Advisory Agreement and Amendment to Service Agreement as of January 1, 2002 between Allstate Insurance Company, Allstate Investments, LLC and Allstate Life Insurance Company of New York.	10	000-31248	10.31	April 24, 2002
10.20	Investment Management Agreement between Allstate Investments, LLC and ALIC Reinsurance Company, effective July 1, 2005.	10-Q	000-31248	10.1	November 7, 2005
10.21	Investment Management Agreement between Allstate Investments, LLC and ALIC Reinsurance Company effective as of March 31, 2008.	8-K	000-31248	10.1	December 23, 2008
10.22	Investment Advisory Agreement by and between Allstate Insurance Company and Intramerica Life Insurance Company effective July 1, 1999.	10	000-31248	10.29	April 24, 2002
10.23	Assignment and Assumption Agreement dated as of January 1, 2002 among Allstate Insurance Company, Allstate Investments, LLC and Intramerica Life Insurance Company.	10	000-31248	10.30	April 24, 2002

10.24	Assignment & Delegation of Administrative Services Agreements, Underwriting Agreements, and Selling Agreements entered into as of September 1, 2011 between ALFS, Inc., Allstate Life Insurance Company, Allstate Life Insurance Company of New York, Allstate Distributors, L.L.C., Intramerica Life Insurance Company, and Allstate Financial Services, LLC.	8-K	000-31248	10.1	September 1, 2011
10.25	Selling Agreement by and among Allstate Life Insurance Company, Allstate Distributors, L.L.C. (ALFS, Inc., f/k/a Allstate Life Financial Services, Inc., merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC (f/k/a LSA Securities, Inc.) effective July 26, 1999.	10-K	000-31248	10.6	March 26, 2004
10.26	Amendment effective August 1, 1999 to Selling Agreement between Allstate Life Insurance Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective July 26, 1999.	10-Q	000-31248	10.1	November 10, 2004
10.27	Amendment effective September 28, 2001 to Selling Agreement between Allstate Life Insurance Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective July 26, 1999.	10-Q	000-31248	10.2	November 10, 2004
10.28	Amendment effective February 15, 2002 to Selling Agreement between Allstate Life Insurance Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective July 26, 1999.	10-Q	000-31248	10.3	November 10, 2004
10.29	Amendment effective April 21, 2003 to Selling Agreement between Allstate Life Insurance Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective July 26, 1999.	10-Q	000-31248	10.4	November 10, 2004
10.30	Selling Agreement and Addenda to Agreement between Allstate Life Insurance Company as successor in interest to Glenbrook Life and Annuity Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective May 17, 2001, December 31, 2001 and November 18, 2002, respectively.	10-K	000-31248	10.39	March 17, 2008
10.31	Selling Agreement by and among Allstate Life Insurance Company of New York, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective May 1, 2005.	10-K	000-31248	10.7	March 26, 2004
10.32	Selling Agreement by and between Lincoln Benefit Life Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective August 2, 1999.	10-K	000-31248	10.8	March 26, 2004
10.33	Marketing Coordination and Administrative Services Agreement among Allstate Insurance Company, Allstate Life Insurance Company and Allstate Financial Services, LLC effective January 1, 2003.	10-K	000-31248	10.9	March 26, 2004
10.34	First Amendment to Marketing Coordination and Administrative Services Agreement by and among Allstate Life Insurance Company, Allstate Financial Services, LLC and Allstate Insurance Company effective January 1, 2006.	10-Q	000-31248	10.1	August 8, 2006
10.35	Marketing Agreement by and among Allstate Life Insurance Company as successor in interest to Glenbrook Life and Annuity Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective June 10, 2003.	10-K	000-31248	10.41	March 17, 2008

10.36	Reinsurance and Administrative Services Agreement by and between American Heritage Life Insurance Company and Columbia Universal Life Insurance Company effective February 1, 1998.	8-K	000-31248	10.3	January 30, 2008
10.37	Novation and Assignment Agreement by and among Allstate Life Insurance Company, American Heritage Life Insurance Company and Columbia Universal Life Insurance Company effective June 30, 2004.	8-K	000-31248	10.2	January 30, 2008
10.38	Amendment to Reinsurance Agreement effective December 1, 2007, by and between American Heritage Life Insurance Company and Allstate Life Insurance Company.	8-K	000-31248	10.1	January 30, 2008
10.39	Reinsurance Agreement between Allstate Life Insurance Company and American Heritage Life Insurance Company effective December 31, 2004.	8-K	000-31248	10.2	January 9, 2008
10.40	Amendment No. 1 dated as of January 1, 2008 to Reinsurance Agreement between Allstate Life Insurance Company and American Heritage Life Insurance Company effective December 31, 2004.	8-K	000-31248	10.1	January 9, 2008
10.41	Amendment No. 2 dated and effective as of April 1, 2011 to Reinsurance Agreement between Allstate Life Insurance Company and American Heritage Life Insurance Company effective December 31, 2004.	10-Q	000-31248	10.4	August 5, 2011
10.42	Retrocessional Reinsurance Agreement between Allstate Life Insurance Company and American Heritage Life Insurance Company effective December 31, 2004.	10-K	000-31248	10.23	March 16, 2005
10.43	Reinsurance Agreement effective October 1, 2008 between American Heritage Life Insurance Company and Allstate Life Insurance Company.	8-K	000-31248	10.1	October 28, 2008
10.44	Reinsurance Agreement effective July 1, 2010 between Allstate Life Insurance Company and American Heritage Life Insurance Company.	8-K	000-31248	10.1	July 15, 2010
10.45	Amendment No. 1 dated and effective as of July 18, 2011 to Reinsurance Agreement effective July 1, 2010 between Allstate Life Insurance Company and American Heritage Life Insurance Company.	10-Q	000-31248	10.3	August 5, 2011
10.46	Reinsurance Agreement effective September 30, 2012 between Lincoln Benefit Life Company and Lincoln Benefit Reinsurance Company.	8-K	000-31248	10.1	October 3, 2012
10.47	Form of Tax Sharing Agreement by and among The Allstate Corporation and certain affiliates dated as of November 12, 1996.	10-K	000-31248	10.24	March 17, 2008
10.48	Agreement for the Settlement of State and Local Tax Credits among Allstate Insurance Company and certain of its affiliates, including Allstate Life Insurance Company effective January 1, 2007.	8-K	000-31248	10.1	February 21, 2008
10.49	Stock Purchase Agreement, dated July 17, 2013, among the Registrant, Resolution Life Holdings, Inc., and Resolution Life L.P.	8-K	1-11840	10.1	July 22, 2013
10.50	Amended and Restated Reinsurance Agreement, dated April 1, 2014, between the Registrant and Lincoln Benefit Life Company	8-K	1-11840	10.1	April 7, 2014
10.51	Reinsurance Agreement between the Registrant and Allstate Assurance Company effective April 1, 2015	10-Q	000-31248	10.1	May 7, 2015
10.52	Surplus Note between the Registrant and Allstate Assurance Company dated December 2, 2016	8-K	000-31248	10.1	December 7, 2016
10.53	Reinsurance Agreement between the Registrant and Allstate Assurance Company dated January 19, 2017	8-K	000-31248	10.1	January 25, 2017
23	Consent of Independent Registered Public Accounting Firm					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
99	The Allstate Corporation Policy Regarding Pre-Approval of Independent Registered Public Accountant’s Services effective February 23, 2009.	10-K	000-31248	99	March 19, 2009

101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase	X
101.LAB	XBRL Taxonomy Extension Label Linkbase	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

Item 15. (b)

The exhibits are listed in Item 15. (a)(3) above.

Item 15. (c)

The financial statement schedules are listed in Item 15. (a)(2) above.
Item 16.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLSTATE LIFE INSURANCE COMPANY
(Registrant)

/s/ Samuel H. Pilch
By: Samuel H. Pilch
Senior Group Vice President and Controller (Principal Accounting Officer)
February 24, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Matthew E. Winter	Chief Executive Officer and a Director (Principal Executive Officer)	February 24, 2017
Matthew E. Winter

/s/ Mario Imbarrato	Vice President, Chief Financial Officer and a Director (Principal Financial Officer)	February 24, 2017
Mario Imbarrato

/s/ Thomas J. Wilson	Chairman of the Board and a Director	February 24, 2017
Thomas J. Wilson

/s/ Don Civgin	Director	February 24, 2017
Don Civgin

/s/ Angela K. Fontana	Director	February 24, 2017
Angela K. Fontana

/s/ Mary Jane Fortin	Director	February 24, 2017
Mary Jane Fortin

/s/ Katherine A. Mabe	Director	February 24, 2017
Katherine A. Mabe

/s/ Harry R. Miller	Director	February 24, 2017
Harry R. Miller

/s/ Samuel H. Pilch	Director	February 24, 2017
Samuel H. Pilch

/s/ P. John Rugel	Director	February 24, 2017
P. John Rugel

/s/ Steven E. Shebik	Director	February 24, 2017
Steven E. Shebik

/s/ Steven P. Sorenson	Director	February 24, 2017
Steven P. Sorenson

/s/ Thomas M. Troy	Director	February 24, 2017
Thomas M. Troy

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE I - SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2016

($ in millions)	Cost/ amortized cost	Fair value	Amount at which shown in the Balance Sheet
Type of investment
Fixed maturities:
Bonds:
United States government, government agencies and authorities	$968	$1,014	$1,014
States, municipalities and political subdivisions	2,017	2,274	2,274
Foreign governments	304	332	332
Public utilities	3,339	3,611	3,611
All other corporate bonds	15,606	16,070	16,070
Asset-backed securities	337	331	331
Residential mortgage-backed securities	294	333	333
Commercial mortgage-backed securities	233	241	241
Redeemable preferred stocks	14	16	16
Total fixed maturities	23,112	$24,222	24,222

Equity securities:
Common stocks:
Public utilities	31	$32	32
Banks, trusts and insurance companies	203	218	218
Industrial, miscellaneous and all other	1,181	1,246	1,246
Nonredeemable preferred stocks	14	15	15
Total equity securities	1,429	$1,511	1,511

Mortgage loans on real estate	3,938	$3,963	3,938
Real estate (none acquired in satisfaction of debt)	129		129
Policy loans	563		563
Derivative instruments	91	$96	96
Limited partnership interests	2,776		2,776
Other long-term investments	1,266		1,266
Short-term investments	566	$566	566
Total investments	$33,870		$35,067

S-1

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE IV - REINSURANCE

($ in millions)	Gross amount	Ceded to other companies (1)	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2016
Life insurance in force	$115,034	$94,041	$291,256	$312,249	93.3%

Premiums and contract charges:
Life insurance	$675	$325	$869	$1,219	71.3%
Accident and health insurance	40	22	72	90	80.0%
Total premiums and contract charges	$715	$347	$941	$1,309	71.9%

Year ended December 31, 2015
Life insurance in force	$127,978	$98,527	$296,291	$325,742	91.0%

Premiums and contract charges:
Life insurance	$689	$334	$898	$1,253	71.7%
Accident and health insurance	39	22	68	85	80.0%
Total premiums and contract charges	$728	$356	$966	$1,338	72.2%

Year ended December 31, 2014
Life insurance in force	$119,024	$97,574	$305,313	$326,763	93.4%

Premiums and contract charges:
Life insurance	$1,022	$353	$674	$1,343	50.2%
Accident and health insurance	62	39	70	93	75.3%
Total premiums and contract charges	$1,084	$392	$744	$1,436	51.8%
______________________________

(1)	No reinsurance or coinsurance income was netted against premium ceded in 2016, 2015 or 2014.

S-2

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE V - VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS

($ in millions)		Additions
Description	Balance as of beginning of period	Charged to costs and expenses	Other additions	Deductions	Balance as of end of period

Year ended December 31, 2016

Allowance for estimated losses on mortgage loans	$3	$—	$—	$—	$3

Year ended December 31, 2015

Allowance for estimated losses on mortgage loans	$8	$(4)	$—	$1	$3

Year ended December 31, 2014

Allowance for estimated losses on mortgage loans	$21	$(5)	$—	$8	$8

S-3