Form 10-Q
period 2017-03-31
ALLSTATE LIFE INSURANCE CO
filed 2017-05-04
CIK 352736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

The registrant meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes   X             No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,”  “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____	Accelerated filer

Non-accelerated filer X (Do not check if a smaller reporting company)	Smaller reporting company

Emerging growth company _____

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ___           No   X

As of May 4, 2017, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2017

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

($ in millions)	Three months ended March 31,
	2017	2016
	(unaudited)
Revenues
Premiums	$169	$149
Contract charges	179	182
Net investment income	404	400
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(28)	(35)
OTTI losses reclassified to (from) other comprehensive income	4	8
Net OTTI losses recognized in earnings	(24)	(27)
Sales and other realized capital gains and losses	23	(19)
Total realized capital gains and losses	(1)	(46)
	751	685
Costs and expenses
Contract benefits	354	338
Interest credited to contractholder funds	161	178
Amortization of deferred policy acquisition costs	41	37
Operating costs and expenses	69	56
Interest expense	1	4
	626	613

Gain on disposition of operations	2	2

Income from operations before income tax expense	127	74

Income tax expense	41	22

Net income	86	52

Other comprehensive income, after-tax
Change in unrealized net capital gains and losses	65	241
Change in unrealized foreign currency translation adjustments	(3)	(2)
Other comprehensive income, after-tax	62	239

Comprehensive income	$148	$291

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	March 31, 2017	December 31, 2016
Assets	(unaudited)
Investments
Fixed income securities, at fair value (amortized cost $22,532 and $23,112)	$23,696	$24,222
Mortgage loans	3,822	3,938
Equity securities, at fair value (cost $1,442 and $1,429)	1,589	1,511
Limited partnership interests	2,866	2,776
Short-term, at fair value (amortized cost $760 and $566)	760	566
Policy loans	560	563
Other	1,199	1,491
Total investments	34,492	35,067
Cash	117	138
Deferred policy acquisition costs	1,203	1,187
Reinsurance recoverables from non-affiliates	2,310	2,339
Reinsurance recoverables from affiliates	448	452
Accrued investment income	269	273
Other assets	444	410
Separate Accounts	3,417	3,373
Total assets	$42,700	$43,239
Liabilities
Contractholder funds	$19,248	$19,470
Reserve for life-contingent contract benefits	11,324	11,322
Unearned premiums	5	5
Payable to affiliates, net	50	52
Other liabilities and accrued expenses	970	952
Deferred income taxes	1,255	1,191
Notes due to related parties	140	465
Separate Accounts	3,417	3,373
Total liabilities	36,409	36,830
Commitments and Contingent Liabilities (Note 7)
Shareholder’s equity
Redeemable preferred stock - series A, $100 par value, 1,500,000 shares authorized, none issued	—	—
Redeemable preferred stock - series B, $100 par value, 1,500,000 shares authorized, none issued	—	—
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	2,024	1,990
Retained income	3,522	3,736
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	36	39
Other unrealized net capital gains and losses	813	733
Unrealized adjustment to DAC, DSI and insurance reserves	(103)	(91)
Total unrealized net capital gains and losses	746	681
Unrealized foreign currency translation adjustments	(6)	(3)
Total accumulated other comprehensive income	740	678
Total shareholder’s equity	6,291	6,409
Total liabilities and shareholder’s equity	$42,700	$43,239

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

($ in millions)	Three months ended March 31,
	2017	2016
	(unaudited)
Common stock	$5	$5

Additional capital paid-in
Balance, beginning of period	1,990	1,990
Gain on reinsurance with an affiliate	34	—
Balance, end of period	2,024	1,990

Retained income
Balance, beginning of period	3,736	3,417
Net income	86	52
Dividends	(300)	—
Balance, end of period	3,522	3,469

Accumulated other comprehensive income
Balance, beginning of period	678	521
Change in unrealized net capital gains and losses	65	241
Change in unrealized foreign currency translation adjustments	(3)	(2)
Balance, end of period	740	760

Total shareholder’s equity	$6,291	$6,224

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Three months ended March 31,
	2017	2016
Cash flows from operating activities	(unaudited)
Net income	$86	$52
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(18)	(17)
Realized capital gains and losses	1	46
Gain on disposition of operations	(2)	(2)
Interest credited to contractholder funds	161	178
Changes in:
Policy benefits and other insurance reserves	(143)	(169)
Deferred policy acquisition costs	12	15
Reinsurance recoverables, net	18	14
Income taxes	32	13
Other operating assets and liabilities	(18)	85
Net cash provided by operating activities	129	215
Cash flows from investing activities
Proceeds from sales
Fixed income securities	1,346	2,011
Equity securities	616	382
Limited partnership interests	87	86
Other investments	3	28
Investment collections
Fixed income securities	495	458
Mortgage loans	202	76
Other investments	31	20
Investment purchases
Fixed income securities	(1,269)	(1,815)
Equity securities	(624)	(216)
Limited partnership interests	(129)	(132)
Mortgage loans	(86)	(44)
Other investments	(40)	(67)
Change in short-term investments, net	(205)	(696)
Change in policy loans and other investments, net	(13)	(6)
Net cash provided by investing activities	414	85
Cash flows from financing activities
Contractholder fund deposits	204	214
Contractholder fund withdrawals	(468)	(477)
Dividends paid	(300)	—
Net cash used in financing activities	(564)	(263)
Net (decrease) increase in cash	(21)	37
Cash at beginning of period	138	104
Cash at end of period	$117	$141

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
The condensed consolidated financial statements and notes as of March 31, 2017 and for the three-month periods ended March 31, 2017 and 2016 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated.
Reinsurance transaction
Effective January 1, 2017, ALIC entered into a coinsurance reinsurance agreement with AAC to assume certain term life insurance policies. In connection with the agreement, the Company recorded cash of $20 million, deferred policy acquisition costs (“DAC”) of $45 million, other assets of $11 million, reserve for life-contingent contract benefits of $24 million and deferred tax liabilities of $18 million. The $34 million gain on the transaction was recorded as an increase to additional capital paid-in since the transaction was between entities under common control.
Redemption of surplus notes and notes due from related party
In January 2017, all $325 million of surplus notes due to Kennett Capital, Inc. (“Kennett”), an unconsolidated affiliate of ALIC, were redeemed. In connection with the redemption, the related $325 million of notes due from Kennett (recorded as other investments) were terminated. These were recorded as non-cash transactions.
External financing agreement
In January 2017, ALIC Reinsurance Company (“ALIC Re”), a wholly owned subsidiary of ALIC, entered into a master transaction agreement with Bueller Financing LLC (“Bueller”), an external financing provider. In accordance with the agreement, Bueller issued a variable funding puttable note (“credit-linked note”) that will be held in a trust. The credit-linked note can be put back to Bueller for cash in the event certain ALIC Re statutory reserves and capital are depleted. The balance of the credit-linked note will vary based on the statutory reserve balance with a maximum value of $1.75 billion. The agreement has no impact on the GAAP-basis Condensed Consolidated Statement of Financial Position.
Dividends
In first quarter 2017, the Company paid cash dividends of $300 million to AIC.
Premiums and contract charges
The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended March 31,
	2017	2016
Premiums
Traditional life insurance	$143	$126
Accident and health insurance	26	23
Total premiums	169	149

Contract charges
Interest-sensitive life insurance	176	179
Fixed annuities	3	3
Total contract charges	179	182
Total premiums and contract charges	$348	$331

Adopted accounting standard
Transition to Equity Method Accounting
Effective January 1, 2017, the Company adopted new FASB guidance amending the accounting requirements for transitioning to the equity method of accounting (“EMA”), including a transition from the cost method. The guidance requires the cost of acquiring an additional interest in an investee to be added to the existing carrying value to establish the initial basis of the EMA investment. Under the new guidance, no retroactive adjustment is required when an investment initially qualifies for EMA treatment. The guidance is applied prospectively to investments that qualify for EMA after application of the cost method of accounting. Accordingly, the adoption of this guidance had no impact on the Company’s results of operations or financial position.
Pending accounting standards
Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued guidance requiring equity investments, including equity securities and limited partnership interests, that are not accounted for under the equity method of accounting or result in consolidation to be measured at fair value with changes in fair value recognized in net income. Equity investments without readily determinable fair values may be measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. When a qualitative assessment of equity investments without readily determinable fair values indicates that impairment exists, the carrying value is required to be adjusted to fair value, if lower. The guidance clarifies that an entity should evaluate the realizability of a deferred tax asset related to available-for-sale fixed income securities in combination with the entity’s other deferred tax assets. The guidance also changes certain disclosure requirements. The guidance is effective for interim and annual periods beginning after December 15, 2017, and is to be applied through a cumulative-effect adjustment to beginning retained income as of the date of adoption. The new guidance related to equity investments without readily determinable fair values is applied prospectively as of the date of adoption. The most significant anticipated impacts, using values as of March 31, 2017, relate to the change in accounting for equity securities where $147 million of pre-tax unrealized net capital gains would be reclassified from accumulated other comprehensive income to retained income and cost method limited partnership interests (excluding limited partnership interests accounted for on a cost recovery basis), where the carrying value would increase by approximately $81 million, pre-tax, with the adjustment recognized in retained income.
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued guidance which revises the credit loss recognition criteria for certain financial assets measured at amortized cost. The new guidance replaces the existing incurred loss recognition model with an expected loss recognition model. The objective of the expected credit loss model is for the reporting entity to recognize its estimate of expected credit losses for affected financial assets in a valuation allowance deducted from the amortized cost basis of the related financial assets that results in presenting the net carrying value of the financial assets at the amount expected to be collected. The reporting entity must consider all available relevant information when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts over the life of an asset. Financial assets may be evaluated individually or on a pooled basis when they share similar risk characteristics. The measurement of credit losses for available-for-sale debt securities measured at fair value is not affected except that credit losses recognized are limited to the amount by which fair value is below amortized cost and the carrying value adjustment is recognized through a valuation allowance and not as a direct write-down. The guidance is effective for interim and annual periods beginning after December 15, 2019, and for most affected instruments must be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to beginning retained income. The Company is in the process of evaluating the impact of adoption.

2. Supplemental Cash Flow Information
Non-cash investing activities include $2 million and $2 million related to mergers and exchanges completed with equity securities for the three months ended March 31, 2017 and 2016, respectively. Non-cash financing activities included $34 million related to debt acquired in conjunction with the purchase of an investment for the three months ended March 31, 2016.
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

($ in millions)	Three months ended March 31,
	2017	2016
Net change in proceeds managed
Net change in fixed income securities	$(36)	$—
Net change in short-term investments	11	(29)
Operating cash flow used	$(25)	$(29)

Net change in liabilities
Liabilities for collateral, beginning of period	$(550)	$(550)
Liabilities for collateral, end of period	(575)	(579)
Operating cash flow provided	$25	$29
3. Investments
Fair values
The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
March 31, 2017
U.S. government and agencies	$589	$45	$—	$634
Municipal	2,011	261	(6)	2,266
Corporate	18,779	932	(139)	19,572
Foreign government	300	27	—	327
Asset-backed securities (“ABS”)	406	5	(9)	402
Residential mortgage-backed securities (“RMBS”)	260	44	(3)	301
Commercial mortgage-backed securities (“CMBS”)	174	14	(9)	179
Redeemable preferred stock	13	2	—	15
Total fixed income securities	$22,532	$1,330	$(166)	$23,696

December 31, 2016
U.S. government and agencies	$968	$48	$(2)	$1,014
Municipal	2,017	264	(7)	2,274
Corporate	18,945	905	(169)	19,681
Foreign government	304	28	—	332
ABS	337	4	(10)	331
RMBS	294	42	(3)	333
CMBS	233	17	(9)	241
Redeemable preferred stock	14	2	—	16
Total fixed income securities	$23,112	$1,310	$(200)	$24,222

Scheduled maturities
The scheduled maturities for fixed income securities are as follows as of March 31, 2017:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$1,341	$1,362
Due after one year through five years	8,397	8,786
Due after five years through ten years	7,493	7,687
Due after ten years	4,461	4,979
	21,692	22,814
ABS, RMBS and CMBS	840	882
Total	$22,532	$23,696
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.
Net investment income
Net investment income is as follows:

($ in millions)	Three months ended March 31,
	2017	2016
Fixed income securities	$268	$270
Mortgage loans	49	47
Equity securities	15	7
Limited partnership interests	65	63
Short-term investments	1	2
Policy loans	8	8
Other	19	21
Investment income, before expense	425	418
Investment expense	(21)	(18)
Net investment income	$404	$400
Realized capital gains and losses
Realized capital gains and losses by asset type are as follows:

($ in millions)	Three months ended March 31,
	2017	2016
Fixed income securities	$(7)	$(23)
Equity securities	—	(30)
Limited partnership interests	13	13
Derivatives	(5)	(5)
Other	(2)	(1)
Realized capital gains and losses	$(1)	$(46)
Realized capital gains and losses by transaction type are as follows:

($ in millions)	Three months ended March 31,
	2017	2016
Impairment write-downs	$(21)	$(24)
Change in intent write-downs	(3)	(3)
Net other-than-temporary impairment losses recognized in earnings	(24)	(27)
Sales and other	28	(14)
Valuation and settlements of derivative instruments	(5)	(5)
Realized capital gains and losses	$(1)	$(46)
Gross gains of $33 million and $71 million and gross losses of $21 million and $89 million were realized on sales of fixed income and equity securities during the three months ended March 31, 2017 and 2016, respectively.

Other-than-temporary impairment losses by asset type are as follows:

($ in millions)	Three months ended March 31, 2017			Three months ended March 31, 2016
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Corporate	$(7)	$3	$(4)	$(11)	$6	$(5)
ABS	—	—	—	(3)	—	(3)
RMBS	—	(2)	(2)	—	—	—
CMBS	(6)	3	(3)	(4)	2	(2)
Total fixed income securities	(13)	4	(9)	(18)	8	(10)
Equity securities	(10)	—	(10)	(25)	—	(25)
Limited partnership interests	(3)	—	(3)	9	—	9
Other	(2)	—	(2)	(1)	—	(1)
Other-than-temporary impairment losses	$(28)	$4	$(24)	$(35)	$8	$(27)
The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table. The amounts exclude $129 million and $131 million as of March 31, 2017 and December 31, 2016, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	March 31, 2017	December 31, 2016
Municipal	$(5)	$(5)
Corporate	(8)	(5)
ABS	(11)	(11)
RMBS	(41)	(43)
CMBS	(8)	(7)
Total	$(73)	$(71)
Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

($ in millions)	Three months ended March 31,
	2017	2016
Beginning balance	$(176)	$(200)
Additional credit loss for securities previously other-than-temporarily impaired	(4)	(4)
Additional credit loss for securities not previously other-than-temporarily impaired	(5)	(6)
Reduction in credit loss for securities disposed or collected	18	35
Ending balance	$(167)	$(175)
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

Unrealized net capital gains and losses
Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
March 31, 2017		Gains	Losses
Fixed income securities	$23,696	$1,330	$(166)	$1,164
Equity securities	1,589	169	(22)	147
Short-term investments	760	—	—	—
Derivative instruments (1)	3	3	—	3
Equity method (“EMA”) limited partnerships (2)				—
Unrealized net capital gains and losses, pre-tax				1,314
Amounts recognized for:
Insurance reserves (3)				—
DAC and DSI (4)				(158)
Amounts recognized				(158)
Deferred income taxes				(410)
Unrealized net capital gains and losses, after-tax				$746
_______________

(1)	Included in the fair value of derivative instruments is $(3) million classified as liabilities.

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

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
December 31, 2016		Gains	Losses
Fixed income securities	$24,222	$1,310	$(200)	$1,110
Equity securities	1,511	117	(35)	82
Short-term investments	566	—	—	—
Derivative instruments (1)	5	5	—	5
EMA limited partnerships				(2)
Unrealized net capital gains and losses, pre-tax				1,195
Amounts recognized for:
Insurance reserves				—
DAC and DSI				(140)
Amounts recognized				(140)
Deferred income taxes				(374)
Unrealized net capital gains and losses, after-tax				$681
_______________

(1)	Included in the fair value of derivative instruments is $5 million classified as assets.

Change in unrealized net capital gains and losses
The change in unrealized net capital gains and losses for the three months ended March 31, 2017 is as follows:

($ in millions)
Fixed income securities	$54
Equity securities	65
Derivative instruments	(2)
EMA limited partnerships	2
Total	119
Amounts recognized for:
Insurance reserves	—
DAC and DSI	(18)
Amounts recognized	(18)
Deferred income taxes	(36)
Increase in unrealized net capital gains and losses, after-tax	$65
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

($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses

March 31, 2017
Fixed income securities
U.S. government and agencies	5	$64	$—	—	$—	$—	$—
Municipal	7	30	(1)	3	19	(5)	(6)
Corporate	537	4,115	(90)	40	330	(49)	(139)
ABS	19	115	(1)	13	57	(8)	(9)
RMBS	23	4	—	59	30	(3)	(3)
CMBS	7	21	(2)	7	19	(7)	(9)
Total fixed income securities	598	4,349	(94)	122	455	(72)	(166)
Equity securities	111	122	(12)	49	62	(10)	(22)
Total fixed income and equity securities	709	$4,471	$(106)	171	$517	$(82)	$(188)
Investment grade fixed income securities	471	$3,816	$(79)	78	$287	$(45)	$(124)
Below investment grade fixed income securities	127	533	(15)	44	168	(27)	(42)
Total fixed income securities	598	$4,349	$(94)	122	$455	$(72)	$(166)

December 31, 2016
Fixed income securities
U.S. government and agencies	6	$104	$(2)	—	$—	$—	$(2)
Municipal	8	44	(1)	3	18	(6)	(7)
Corporate	629	4,767	(118)	56	414	(51)	(169)
ABS	18	95	(1)	13	76	(9)	(10)
RMBS	47	3	—	50	38	(3)	(3)
CMBS	12	57	(4)	4	15	(5)	(9)
Redeemable preferred stock	1	—	—	—	—	—	—
Total fixed income securities	721	5,070	(126)	126	561	(74)	(200)
Equity securities	167	200	(19)	62	80	(16)	(35)
Total fixed income and equity securities	888	$5,270	$(145)	188	$641	$(90)	$(235)
Investment grade fixed income securities	559	$4,348	$(100)	75	$350	$(47)	$(147)
Below investment grade fixed income securities	162	722	(26)	51	211	(27)	(53)
Total fixed income securities	721	$5,070	$(126)	126	$561	$(74)	$(200)
As of March 31, 2017, $135 million of the $188 million unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $135 million, $98 million are related to unrealized losses on investment grade fixed income securities and $14 million are related to equity securities. Of the remaining $23 million, $11 million have been in an unrealized loss position for less than 12 months. Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P Global Ratings (“S&P”), a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Unrealized losses on investment grade securities are principally related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase.
As of March 31, 2017, the remaining $53 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost. Investment grade fixed income securities comprising $26 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations. Of the $53 million, $19 million are related to below investment grade fixed income securities and $8 million are related to equity securities. Of these amounts, $12 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of March 31, 2017.
ABS, RMBS and CMBS in an unrealized loss position were evaluated based on actual and projected collateral losses relative to the securities’ positions in the respective securitization trusts, security specific expectations of cash flows, and credit ratings. This evaluation also takes into consideration credit enhancement, measured in terms of (i) subordination from other classes of securities in the trust that are contractually obligated to absorb losses before the class of security the Company owns, and (ii) the expected impact of other structural features embedded in the securitization trust beneficial to the class of securities the Company owns, such as overcollateralization and excess spread. Municipal bonds in an unrealized loss position were evaluated based on the underlying credit quality of the primary obligor, obligation type and quality of the underlying assets. Unrealized losses on equity securities are primarily related to temporary equity market fluctuations of securities that are expected to recover.
As of March 31, 2017, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis. As of March 31, 2017, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.
Limited partnerships
As of March 31, 2017 and December 31, 2016, the carrying value of equity method limited partnerships totaled $2.27 billion and $2.19 billion, respectively.  The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary. Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.
As of March 31, 2017 and December 31, 2016, the carrying value for cost method limited partnerships was $595 million and $591 million, respectively. To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment. Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital. Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration. If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value.
Mortgage loans
Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators. Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest. Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate. Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value. Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell or present value of the loan’s expected future repayment cash flows. Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery. The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan. It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of March 31, 2017.
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

The following table reflects the carrying value of non-impaired fixed rate mortgage loans summarized by debt service coverage ratio distribution.

($ in millions)	March 31, 2017	December 31, 2016
Below 1.0	$19	$52
1.0 - 1.25	331	321
1.26 - 1.50	1,225	1,196
Above 1.50	2,242	2,364
Total non-impaired mortgage loans	$3,817	$3,933
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
The net carrying value of impaired mortgage loans is as follows:

($ in millions)	March 31, 2017	December 31, 2016
Impaired mortgage loans with a valuation allowance	$5	$5
Impaired mortgage loans without a valuation allowance	—	—
Total impaired mortgage loans	$5	$5
Valuation allowance on impaired mortgage loans	$3	$3
The average balance of impaired loans was $5 million and $6 million for the three months ended March 31, 2017 and 2016, respectively.
The rollforward of the valuation allowance on impaired mortgage loans is as follows:

($ in millions)	Three months ended March 31,
	2017	2016
Beginning balance	$3	$3
Charge offs	—	—
Ending balance	$3	$3
Payments on all mortgage loans were current as of March 31, 2017 and December 31, 2016.

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
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of March 31, 2017.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of March 31, 2017
Assets
Fixed income securities:
U.S. government and agencies	$259	$375	$—		$634
Municipal	—	2,206	60		2,266
Corporate - public	—	13,457	36		13,493
Corporate - privately placed	—	5,811	268		6,079
Foreign government	—	327	—		327
ABS - CDO	—	77	32		109
ABS - consumer and other	—	246	47		293
RMBS	—	301	—		301
CMBS	—	179	—		179
Redeemable preferred stock	—	15	—		15
Total fixed income securities	259	22,994	443		23,696
Equity securities	1,505	4	80		1,589
Short-term investments	162	598	—		760
Other investments: Free-standing derivatives	—	108	1	$(7)	102
Separate account assets	3,417	—	—		3,417
Total recurring basis assets	5,343	23,704	524	(7)	29,564
Non-recurring basis (1)	—	—	8		8
Total assets at fair value	$5,343	$23,704	$532	$(7)	$29,572
% of total assets at fair value	18.1%	80.1%	1.8%	—%	100%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(285)		$(285)
Other liabilities: Free-standing derivatives	—	(46)	(2)	$3	(45)
Total liabilities at fair value	$—	$(46)	$(287)	$3	$(330)
% of total liabilities at fair value	—%	13.9%	87.0%	(0.9)%	100%
 ____________

(1)	Includes $7 million of limited partnership interests and $1 million of other investments written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2016.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2016
Assets
Fixed income securities:
U.S. government and agencies	$619	$395	$—		$1,014
Municipal	—	2,215	59		2,274
Corporate - public	—	13,475	47		13,522
Corporate - privately placed	—	5,895	264		6,159
Foreign government	—	332	—		332
ABS - CDO	—	102	27		129
ABS - consumer and other	—	160	42		202
RMBS	—	333	—		333
CMBS	—	241	—		241
Redeemable preferred stock	—	16	—		16
Total fixed income securities	619	23,164	439		24,222
Equity securities	1,432	3	76		1,511
Short-term investments	166	400	—		566
Other investments: Free-standing derivatives	—	101	1	$(6)	96
Separate account assets	3,373	—	—		3,373
Other assets	—	—	1		1
Total recurring basis assets	5,590	23,668	517	(6)	29,769
Non-recurring basis (1)	—	—	9		9
Total assets at fair value	$5,590	$23,668	$526	$(6)	$29,778
% of total assets at fair value	18.7%	79.5%	1.8%	—%	100%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(289)		$(289)
Other liabilities: Free-standing derivatives	—	(39)	(3)	$2	(40)
Total liabilities at fair value	$—	$(39)	$(292)	$2	$(329)
% of total liabilities at fair value	—%	11.9%	88.7%	(0.6)%	100%

____________

(1)	Includes $9 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.
The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
March 31, 2017
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(249)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.74%
December 31, 2016
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(246)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.75%
The embedded derivatives are equity-indexed and forward starting options in certain life and annuity products that provide customers with interest crediting rates based on the performance of the S&P 500. If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.
As of March 31, 2017 and December 31, 2016, Level 3 fair value measurements of fixed income securities total $443 million and $439 million, respectively, and include $291 million and $296 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable. The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above. However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value.
The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended March 31, 2017.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2016	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$59	$—	$1	$—	$—
Corporate - public	47	1	—	—	(10)
Corporate - privately placed	264	—	5	—	—
ABS - CDO	27	(1)	2	3	—
ABS - consumer and other	42	—	—	—	(2)
Total fixed income securities	439	—	8	3	(12)
Equity securities	76	5	—	—	—
Free-standing derivatives, net	(2)	1	—	—	—
Other assets	1	(1)	—	—	—
Total recurring Level 3 assets	$514	$5	$8	$3	$(12)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(289)	$3	$—	$—	$—
Total recurring Level 3 liabilities	$(289)	$3	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of March 31, 2017
Assets
Fixed income securities:
Municipal	$—	$—	$—	$—	$60
Corporate - public	—	—	—	(2)	36
Corporate - privately placed	—	—	—	(1)	268
ABS - CDO	5	—	—	(4)	32
ABS - consumer and other	8	—	—	(1)	47
Total fixed income securities	13	—	—	(8)	443
Equity securities	—	(1)	—	—	80
Free-standing derivatives, net	—	—	—	—	(1)	(2)
Other assets	—	—	—	—	—
Total recurring Level 3 assets	$13	$(1)	$—	$(8)	$522

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(1)	$2	$(285)
Total recurring Level 3 liabilities	$—	$—	$(1)	$2	$(285)
 ____________

(1)
The effect to net income totals $8 million and is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows: $1 million in realized capital gains and losses, $5 million in net investment income, $(5) million in interest credited to contractholder funds and $7 million in contract benefits.

(2)	Comprises $1 million of assets and $2 million of liabilities.

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
__________

(1)
The effect to net income totals $(16) million and is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows: $(4) million in realized capital gains and losses, $3 million in net investment income, $1 million in interest credited to contractholder funds and $(16) million in contract benefits.

(2)Comprises $1 million of assets and $9 million of liabilities.

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
There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2017 or 2016.

Transfers into Level 3 during the three months ended March 31, 2017 and 2016 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3. Transfers out of Level 3 during the three months ended March 31, 2017 and 2016 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.
The following table provides the change in unrealized gains and losses included in net income for Level 3 assets and liabilities held as of March 31.

($ in millions)	Three months ended March 31,
	2017	2016
Assets
Fixed income securities:
Corporate	$—	$(2)
Equity securities	5	(12)
Free-standing derivatives, net	1	(1)
Other assets	(1)	—
Total recurring Level 3 assets	$5	$(15)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$3	$(15)
Total recurring Level 3 liabilities	$3	$(15)
The amounts in the table above represent the change in unrealized gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3. These gains and losses total $8 million for the three months ended March 31, 2017 and are reported as follows: $1 million in realized capital gains and losses, $5 million in net investment income, $(5) million in interest credited to contractholder funds and $7 million in contract benefits. These gains and losses total $(30) million for the three months ended March 31, 2016 and are reported as follows: $(18) million in realized capital gains and losses, $3 million in net investment income, $1 million in interest credited to contractholder funds and $(16) million in contract benefits.
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.
Financial assets

($ in millions)	March 31, 2017		December 31, 2016
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$3,822	$3,905	$3,938	$3,963
Cost method limited partnerships	595	692	591	681
Bank loans	472	472	467	467
Agent loans	489	488	467	467
Notes due from related party	—	—	325	325
The fair value of mortgage loans is based on discounted contractual cash flows or, if the loans are impaired due to credit reasons, the fair value of collateral less costs to sell. Risk adjusted discount rates are selected using current rates at which similar loans would be made to borrowers with similar characteristics, using similar types of properties as collateral. The fair value of cost method limited partnerships is determined using reported net asset values. The fair value of bank loans, which are reported in other investments, is based on broker quotes from brokers familiar with the loans and current market conditions. The fair value of agent loans, which are reported in other investments, is based on discounted cash flow calculations. Risk adjusted discount rates are selected using current rates at which similar loans would be made to borrowers with similar characteristics. As of December 31, 2016, the fair value of notes due from related party, which were reported in other investments, was based on discounted cash flow calculations using current interest rates for instruments with comparable terms. Since the notes could be called at par value, their fair value was not greater than par value. The fair value measurements for mortgage loans, cost method limited partnerships, bank loans, agent loans, notes due from related party and assets held for sale are categorized as Level 3.

Financial liabilities

($ in millions)	March 31, 2017		December 31, 2016
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$11,045	$11,598	$11,276	$11,972
Liability for collateral	575	575	550	550
Notes due to related parties	140	143	465	465
The fair value of contractholder funds on investment contracts is based on the terms of the underlying contracts incorporating current market-based crediting rates for similar contracts that reflect the Company’s own credit risk. Deferred annuities classified in contractholder funds are valued based on discounted cash flow models that incorporate current market-based margins and reflect the Company’s own credit risk. Immediate annuities without life contingencies are valued based on discounted cash flow models that incorporate current market-based implied interest rates and reflect the Company’s own credit risk. The fair value measurement for contractholder funds on investment contracts is categorized as Level 3.
The liability for collateral is valued at carrying value due to its short-term nature. The fair value measurement for liability for collateral is categorized as Level 2. Notes due to related parties comprise agent loan collateralized notes. The fair value of agent loan collateralized notes due to related parties is based on discounted cash flow calculations using current interest rates for instruments with comparable terms and considers the Corporation’s credit risk. Notes due to related parties also included surplus notes as of December 31, 2016. The fair value of surplus notes due to related parties was based on discounted cash flow calculations using current interest rates for instruments with comparable terms and considered the Company’s own credit risk. Since the surplus notes could be called at par value, their fair value was not greater than par value. The fair value measurement for notes due to related parties is categorized as Level 3.
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
Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date. The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Condensed Consolidated Statements of Financial Position. For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts. As of March 31, 2017, the Company pledged $5 million of cash in the form of margin deposits.
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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of March 31, 2017.

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$30	n/a	$1	$1	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	33	n/a	—	—	—
Equity and index contracts
Options	Other investments	—	4,041	100	100	—
Financial futures contracts	Other assets	—	29	—	—	—
Foreign currency contracts
Foreign currency forwards	Other investments	177	n/a	1	3	(2)
Credit default contracts
Credit default swaps – buying protection	Other investments	36	n/a	(1)	—	(1)
Credit default swaps – selling protection	Other investments	80	n/a	1	1	—
Other contracts
Other contracts	Other assets	3	n/a	—	—	—
Subtotal		329	4,070	101	104	(3)
Total asset derivatives		$359	4,070	$102	$105	$(3)

Liability derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$19	n/a	$3	$3	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other liabilities & accrued expenses	29	n/a	1	1	—
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	—	4,054	(43)	—	(43)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	1	n/a	—	—	—
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	350	n/a	(29)	—	(29)
Guaranteed withdrawal benefits	Contractholder funds	291	n/a	(7)	—	(7)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,732	n/a	(249)	—	(249)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	5	n/a	—	—	—
Credit default swaps – selling protection	Other liabilities & accrued expenses	100	n/a	(2)	—	(2)
Subtotal		2,508	4,054	(329)	1	(330)
Total liability derivatives		2,527	4,054	(326)	$4	$(330)
Total derivatives		$2,886	8,124	$(224)
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

($ in millions)		Offsets
	Gross amount	Counter- party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
March 31, 2017
Asset derivatives	$8	$(7)	$—	$1	$2	$3
Liability derivatives	(5)	7	(4)	(2)	2	—

December 31, 2016
Asset derivatives	$14	$(2)	$(4)	$8	$(1)	$7
Liability derivatives	(5)	2	—	(3)	4	1

The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships. Amortization of net gains from accumulated other comprehensive income related to cash flow hedges is expected to be a gain of $2 million during the next twelve months. There was no hedge ineffectiveness reported in realized gains and losses for the three months ended March 31, 2017 or 2016.

($ in millions)	Three months ended March 31,
	2017	2016
Loss recognized in OCI on derivatives during the period	$(2)	$(3)
Gain recognized in OCI on derivatives during the term of the hedging relationship	3	7
The following tables present gains and losses from valuation and settlements reported on derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations and Comprehensive Income. For the three months ended March 31, 2017 and 2016, the Company had no derivatives used in fair value hedging relationships.

($ in millions)	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Three months ended March 31, 2017
Equity and index contracts	$(2)	$—	$13	$11
Embedded derivative financial instruments	—	7	(4)	3
Foreign currency contracts	(4)	—	—	(4)
Credit default contracts	1	—	—	1
Total	$(5)	$7	$9	$11

Three months ended March 31, 2016
Equity and index contracts	$—	$—	$(7)	$(7)
Embedded derivative financial instruments	—	(16)	2	(14)
Foreign currency contracts	(4)	—	—	(4)
Credit default contracts	(1)	—	—	(1)
Total	$(5)	$(16)	$(5)	$(26)
The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate. The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of March 31, 2017, counterparties pledged $4 million in cash to the Company, and the Company pledged $4 million in cash and securities to counterparties as collateral posted under MNAs for contracts without credit-risk-contingent features. The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.
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
The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to the Company’s OTC derivatives.

($ in millions)	March 31, 2017				December 31, 2016
Rating (1)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	5	$314	$4	$1	5	$312	$12	$9
A	1	10	1	1	—	—	—	—
Total	6	$324	$5	$2	5	$312	$12	$9
__________

(1)	Rating is the lower of S&P or Moody’s ratings.

(2)	Only OTC derivatives with a net positive fair value are included for each counterparty.

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

($ in millions)	March 31, 2017	December 31, 2016
Gross liability fair value of contracts containing credit-risk-contingent features	$3	$2
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(3)	(2)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$—	$—
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
The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
March 31, 2017
First-to-default Basket
Municipal	$—	$—	$100	$—	$100	$(2)
Index
Corporate debt	—	19	48	13	80	1
Total	$—	$19	$148	$13	$180	$(1)

December 31, 2016
First-to-default Basket
Municipal	$—	$—	$100	$—	$100	$(3)
Index
Corporate debt	1	19	50	10	80	1
Total	$1	$19	$150	$10	$180	$(2)
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
6. Reinsurance
The effects of reinsurance on premiums and contract charges are as follows:

($ in millions)	Three months ended March 31,
	2017	2016
Direct	$180	$177
Assumed
Affiliate	53	34
Non-affiliate	198	203
Ceded
Affiliate	(13)	(13)
Non-affiliate	(70)	(70)
Premiums and contract charges, net of reinsurance	$348	$331
The effects of reinsurance on contract benefits are as follows:

($ in millions)	Three months ended March 31,
	2017	2016
Direct	$259	$256
Assumed
Affiliate	29	21
Non-affiliate	116	133
Ceded
Affiliate	(8)	(9)
Non-affiliate	(42)	(63)
Contract benefits, net of reinsurance	$354	$338
The effects of reinsurance on interest credited to contractholder funds are as follows:

($ in millions)	Three months ended March 31,
	2017	2016
Direct	$136	$161
Assumed
Affiliate	2	2
Non-affiliate	33	25
Ceded
Affiliate	(5)	(5)
Non-affiliate	(5)	(5)
Interest credited to contractholder funds, net of reinsurance	$161	$178

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
The aggregate liability balance related to all guarantees was not material as of March 31, 2017.
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

8. Other Comprehensive Income
The components of other comprehensive income on a pre-tax and after-tax basis are as follows:

($ in millions)	Three months ended March 31,
	2017			2016
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$105	$(37)	$68	$329	$(115)	$214
Less: reclassification adjustment of realized capital gains and losses	4	(1)	3	(41)	14	(27)
Unrealized net capital gains and losses	101	(36)	65	370	(129)	241
Unrealized foreign currency translation adjustments	(5)	2	(3)	(3)	1	(2)
Other comprehensive income	$96	$(34)	$62	$367	$(128)	$239

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Allstate Life Insurance Company
Northbrook, Illinois 60062

We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the “Company”), an affiliate of The Allstate Corporation, as of March 31, 2017, and the related condensed consolidated statements of operations and comprehensive income, shareholder’s equity and cash flows for the three-month periods ended March 31, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries as of December 31, 2016, and the related consolidated statements of operations and comprehensive income, shareholder’s equity, and cash flows for the year then ended (not presented herein); and in our report dated February 24, 2017, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2016 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
May 4, 2017

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2017 AND 2016

OVERVIEW
The following discussion highlights significant factors influencing the consolidated financial position and results of operations of Allstate Life Insurance Company (referred to in this document as “we,” “our,” “us,” the “Company” or “ALIC”). It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of the Allstate Life Insurance Company Annual Report on Form 10-K for 2016. We operate as a single segment entity based on the manner in which we use financial information to evaluate business performance and to determine the allocation of resources.
HIGHLIGHTS

•	Net income was $86 million in the first quarter of 2017 compared to $52 million in the first quarter of 2016.

•
Premiums and contract charges on underwritten products, including traditional life, interest-sensitive life and accident and health insurance, totaled $345 million in the first quarter of 2017, an increase of 5.2% from $328 million in the first quarter of 2016.

•
Investments totaled $34.49 billion as of March 31, 2017, reflecting a decrease of $575 million from $35.07 billion as of December 31, 2016. Net investment income increased 1.0% to $404 million in the first quarter of 2017 from $400 million in the first quarter of 2016.

•	Net realized capital losses totaled $1 million in the first quarter of 2017 compared to $46 million in the first quarter of 2016.

•	Contractholder funds totaled $19.25 billion as of March 31, 2017, reflecting a decrease of $222 million from $19.47 billion as of December 31, 2016.

•
Effective January 1, 2017, ALIC entered into a coinsurance reinsurance agreement with Allstate Assurance Company (“AAC”) to assume certain term life insurance policies. This business generated approximately $16 million of premiums and $9 million of contract benefits in fourth quarter 2016.

OPERATIONS
Summary analysis Summarized financial data is presented in the following table.

($ in millions)	Three months ended March 31,
	2017	2016
Revenues
Premiums	$169	$149
Contract charges	179	182
Net investment income	404	400
Realized capital gains and losses	(1)	(46)
Total revenues	751	685

Costs and expenses
Contract benefits	(354)	(338)
Interest credited to contractholder funds	(161)	(178)
Amortization of deferred policy acquisition costs (“DAC”)	(41)	(37)
Operating costs and expenses	(69)	(56)
Interest expense	(1)	(4)
Total costs and expenses	(626)	(613)

Gain on disposition of operations	2	2
Income tax expense	(41)	(22)
Net income	$86	$52

Investments as of March 31	$34,492	$35,449

Net income was $86 million in the first quarter of 2017 compared to $52 million in the first quarter of 2016. The increase was primarily due to lower net realized capital losses, higher premiums and lower interest credited to contractholder funds, partially offset by higher contract benefits and operating costs and expenses.
Analysis of revenues Total revenues increased 9.6% or $66 million in the first quarter of 2017 compared to the first quarter of 2016, primarily due to lower net realized capital losses and higher premiums.
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
The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended March 31,
	2017	2016
Underwritten products
Traditional life insurance premiums	$143	$126
Accident and health insurance premiums	26	23
Interest-sensitive life insurance contract charges	176	179
Subtotal	345	328

Annuities
Fixed annuity contract charges	3	3
Premiums and contract charges (1)	$348	$331
____________

(1)	Contract charges related to the cost of insurance totaled $125 million for both the first quarter of 2017 and 2016.
Premiums and contract charges increased 5.1% or $17 million in the first quarter of 2017 compared to the first quarter of 2016, primarily due to higher traditional life premiums related to the reinsurance agreement with AAC effective January 1, 2017.
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

($ in millions)	Three months ended March 31,
	2017	2016
Contractholder funds, beginning balance	$19,470	$20,542

Deposits
Interest-sensitive life insurance	197	205
Fixed annuities	44	44
Total deposits	241	249

Interest credited	160	177

Benefits, withdrawals, maturities and other adjustments
Benefits	(228)	(247)
Surrenders and partial withdrawals	(242)	(236)
Contract charges	(164)	(167)
Net transfers from separate accounts	1	1
Other adjustments (1)	10	10
Total benefits, withdrawals, maturities and other adjustments	(623)	(639)

Contractholder funds, ending balance	$19,248	$20,329
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

Contractholder funds decreased 1.1% in the first quarter of 2017 primarily due to the continued runoff of our deferred fixed annuity business. We exited the continuing sale of annuities over an eight year period from 2006 to 2014, but still accept additional deposits on existing contracts.
Contractholder deposits decreased 3.2% in the first quarter of 2017 compared to the first quarter of 2016, primarily due to lower deposits on interest-sensitive life insurance.
Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products increased 2.5% to $242 million in the first quarter of 2017 from $236 million in the first quarter of 2016. The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 6.2% in the first quarter of 2017 compared to 5.8% in the first quarter of 2016.
Analysis of costs and expenses Total costs and expenses increased 2.1% or $13 million in the first quarter of 2017 compared to the first quarter of 2016, primarily due to higher contract benefits and operating costs and expenses, partially offset by lower interest credited to contractholder funds.
Contract benefits increased 4.7% or $16 million in the first quarter of 2017 compared to the first quarter of 2016, primarily due to higher life insurance mortality experience and an increase related to the reinsurance agreement with AAC effective January 1, 2017.
We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”). This implied interest totaled $125 million and $128 million in the first quarter of 2017 and 2016, respectively.
The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended March 31,
	2017	2016
Life insurance	$69	$70
Accident and health insurance	11	11
Annuities	(15)	(17)
Total benefit spread	$65	$64
Benefit spread increased 1.6% or $1 million in the first quarter of 2017 compared to the first quarter of 2016. The increase was primarily due to an increase related to the reinsurance agreement with AAC effective January 1, 2017 and favorable immediate annuity mortality experience, partially offset by higher life insurance mortality experience.
Interest credited to contractholder funds decreased 9.6% or $17 million in the first quarter of 2017 compared to the first quarter of 2016, primarily due to lower average contractholder funds. Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged had no impact on interest credited to contractholder funds in first quarter 2017 compared to an increase of $6 million in first quarter 2016.
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
The investment spread by product group is shown in the following table.

($ in millions)	Three months ended March 31,
	2017	2016
Annuities and institutional products	$28	$16
Life insurance	30	35
Accident and health insurance	1	1
Net investment income on investments supporting capital	59	48
Investment spread before valuation changes on embedded derivatives that are not hedged	118	100
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	—	(6)
Total investment spread	$118	$94

Investment spread before valuation changes on embedded derivatives that are not hedged increased 18.0% or $18 million in the first quarter of 2017 compared to the first quarter of 2016, primarily due to lower credited interest and higher net investment income.
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

	Three months ended March 31,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2017	2016	2017	2016	2017	2016
Interest-sensitive life insurance	5.1%	5.3%	3.8%	3.9%	1.3%	1.4%
Deferred fixed annuities and institutional products	4.4	4.0	2.8	2.8	1.6	1.2
Immediate fixed annuities with and without life contingencies	6.3	6.0	5.9	5.9	0.4	0.1
Investments supporting capital, traditional life and other products	3.8	3.9	n/a	n/a	n/a	n/a
The following table summarizes our product liabilities and indicates the account value of those contracts and policies for which an investment spread is generated.

($ in millions)	March 31,
	2017	2016
Immediate fixed annuities with life contingencies	$8,587	$8,683
Other life contingent contracts and other	2,737	2,676
Reserve for life-contingent contract benefits	$11,324	$11,359

Interest-sensitive life insurance	$7,328	$7,269
Deferred fixed annuities	8,685	9,518
Immediate fixed annuities without life contingencies	2,970	3,179
Institutional products	—	85
Other	265	278
Contractholder funds	$19,248	$20,329
Amortization of DAC The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended March 31,
	2017	2016
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$37	$36
Amortization relating to realized capital gains and losses (1) and valuation changes on embedded derivatives that are not hedged	4	1
Amortization acceleration for changes in assumptions (“DAC unlocking”)	—	—
Total amortization of DAC	$41	$37
_____________

(1)
The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

Amortization of DAC increased 10.8% or $4 million in the first quarter of 2017 compared to the first quarter of 2016.

Operating costs and expenses increased 23.2% or $13 million in the first quarter of 2017 compared to the first quarter of 2016. The following table summarizes operating costs and expenses.

($ in millions)	Three months ended March 31,
	2017	2016
Non-deferrable commissions	$4	$7
General and administrative expenses	58	41
Taxes and licenses	7	8
Total operating costs and expenses	$69	$56
General and administrative expenses increased 41.5% or $17 million in the first quarter of 2017 compared to the first quarter of 2016, primarily due to higher operating costs related to the reinsurance agreement with AAC effective January 1, 2017 and higher guaranty fund expenses.
In April 2016, the U.S. Department of Labor (“DOL”) issued a rule expanding the range of activities considered to be “investment advice” and establishing a new framework for determining whether an entity or person is a “fiduciary” when selling mutual funds, variable and indexed annuities, or variable life products in connection with an Individual Retirement Account (“IRA”) or an employee benefit plan covered under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Allstate Life Group does not currently sell proprietary annuities or proprietary variable life products in connection with IRAs or employee benefit plans covered under ERISA. Products that we previously offered and continue to have in force, such as indexed annuities, could be impacted by the rule. Compliance with the regulation may add costs and may impact producer compensation and processes. The financial impact to The Allstate Life Group is expected to be immaterial. The April 10, 2017 applicability date of the rule was recently delayed. Compliance of certain components of the rule is now required by June 9, 2017, with full compliance still required by January 1, 2018. The delay follows from the February 3, 2017 memorandum from the President of the United States directing the DOL to examine the fiduciary duty rule to determine whether it may adversely affect investors or retirees and adversely affect the ability of Americans to gain access to retirement information and financial advice.  It is yet to be determined whether any other action, including changes to the rule’s requirements, will result from the DOL’s continued examination of the rule.
INVESTMENTS
Portfolio composition The composition of the investment portfolio as of March 31, 2017 is presented in the following table.

($ in millions)		Percent to total
Fixed income securities (1)	$23,696	68.7%
Mortgage loans	3,822	11.1
Equity securities (2)	1,589	4.6
Limited partnership interests (3)	2,866	8.3
Short-term investments (4)	760	2.2
Policy loans	560	1.6
Other	1,199	3.5
Total	$34,492	100.0%
__________

(1)	Fixed income securities are carried at fair value. Amortized cost basis for these securities was $22.53 billion.

(2)	Equity securities are carried at fair value. Cost basis for these securities was $1.44 billion.

(3)	We have commitments to invest in additional limited partnership interests totaling $1.43 billion.

(4)	Short-term investments are carried at fair value. Amortized cost basis for these investments was $760 million.
Investments totaled $34.49 billion as of March 31, 2017, decreasing from $35.07 billion as of December 31, 2016, primarily due to dividends paid to Allstate Insurance Company (“AIC”) and net reductions in contractholder funds, partially offset by higher fixed income and equity valuations.
Portfolio composition by investment strategy
We utilize two primary strategies to manage risks and returns and to position our portfolio to take advantage of market opportunities while attempting to mitigate adverse effects. As strategies and market conditions evolve, the asset allocation may change or assets may be moved between strategies.
Market-Based strategies include investments primarily in public fixed income and equity securities. Market-Based Core seeks to deliver predictable earnings aligned to business needs and returns consistent with the markets in which we invest. Private fixed income assets, such as commercial mortgages, bank loans and privately placed debt that provide liquidity premiums are also included in this category. Market-Based Active seeks to outperform within the public markets through tactical positioning and by taking advantage of short-term opportunities. This category may generate results that meaningfully deviate from those achieved by market indices, both favorably and unfavorably.
Performance-Based strategy seeks to deliver attractive risk-adjusted returns and to replace market risk with idiosyncratic risk. The return is a function of both general market conditions and the performance of the underlying assets or businesses. The portfolio, which primarily includes private equity, real estate, infrastructure and agriculture-related assets, is diversified across a number of characteristics, including managers or partners, vintage years, strategies, geographies (including international) and industry sectors or property types. These investments are generally illiquid in nature, often require specialized expertise, typically involve a third party manager, and may offer the potential to add value through transformation at the company or property level. A portion of these investments seek returns through asset dislocations or special situations, primarily in private markets.
The following table presents the investment portfolio by strategy as of March 31, 2017.

($ in millions)	Total	Market-Based Core	Market-Based Active	Performance-Based
Fixed income securities	$23,696	$22,807	$884	$5
Mortgage loans	3,822	3,822	—	—
Equity securities	1,589	1,368	170	51
Limited partnership interests	2,866	179	—	2,687
Short-term investments	760	623	137	—
Policy loans	560	560	—	—
Other	1,199	1,059	3	137
Total	$34,492	$30,418	$1,194	$2,880
% of total		88%	4%	8%

Unrealized net capital gains and losses
Fixed income securities	$1,164	$1,159	$5	$—
Equity securities	147	141	4	2
Other	3	3	—	—
Total	$1,314	$1,303	$9	$2
Fixed income securities by type are listed in the following table.

($ in millions)	Fair value as of March 31, 2017	Percent to total investments	Fair value as of December 31, 2016	Percent to total investments
U.S. government and agencies	$634	1.8%	$1,014	2.9%
Municipal	2,266	6.6	2,274	6.5
Corporate	19,572	56.7	19,681	56.1
Foreign government	327	1.0	332	1.0
Asset-backed securities (“ABS”)	402	1.2	331	0.9
Residential mortgage-backed securities (“RMBS”)	301	0.9	333	1.0
Commercial mortgage-backed securities (“CMBS”)	179	0.5	241	0.7
Redeemable preferred stock	15	—	16	—
Total fixed income securities	$23,696	68.7%	$24,222	69.1%
Fixed income securities are rated by third party credit rating agencies and/or are internally rated. As of March 31, 2017, 86.7% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P Global Ratings (“S&P”), a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit quality as of March 31, 2017.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$634	$45	$—	$—	$634	$45
Municipal	2,224	257	42	(2)	2,266	255
Corporate
Public	11,846	471	1,647	36	13,493	507
Privately placed	5,026	256	1,053	30	6,079	286
Foreign government	327	27	—	—	327	27
ABS
Collateralized debt obligations (“CDO”)	81	(4)	28	—	109	(4)
Consumer and other asset-backed securities (“Consumer and other ABS”)	293	—	—	—	293	—
RMBS
U.S. government sponsored entities (“U.S. Agency”)	55	3	—	—	55	3
Non-agency	15	—	231	38	246	38
CMBS	26	1	153	4	179	5
Redeemable preferred stock	15	2	—	—	15	2
Total fixed income securities	$20,542	$1,058	$3,154	$106	$23,696	$1,164
Municipal bonds totaled $2.27 billion as of March 31, 2017 with an unrealized net capital gain of $255 million. The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).
Corporate bonds, including publicly traded and privately placed, totaled $19.57 billion as of March 31, 2017, with an unrealized net capital gain of $793 million. Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.
ABS, including CDO and Consumer and other ABS, totaled $402 million as of March 31, 2017, with 93.0% rated investment grade and an unrealized net capital loss of $4 million. Credit risk is managed by monitoring the performance of the underlying collateral. Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.
CDO totaled $109 million as of March 31, 2017, with 74.3% rated investment grade. CDO consist of obligations collateralized by cash flow CDO, which are structures collateralized primarily by below investment grade senior secured corporate loans.
Consumer and other ABS totaled $293 million as of March 31, 2017, with 100.0% rated investment grade.
RMBS totaled $301 million as of March 31, 2017, with 23.3% rated investment grade and an unrealized net capital gain of $41 million. The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to prepayment risk from the underlying residential mortgage loans. RMBS consists of a U.S. Agency portfolio having collateral issued or guaranteed by U.S. government agencies and a non-agency portfolio consisting of securities collateralized by Prime, Alt-A and Subprime loans. The non-agency portfolio totaled $246 million as of March 31, 2017, with 6.1% rated investment grade and an unrealized net capital gain of $38 million.
CMBS totaled $179 million as of March 31, 2017, with 14.5% rated investment grade and an unrealized net capital gain of $5 million. The CMBS portfolio is subject to credit risk and has a sequential paydown structure. All of the CMBS investments are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.
Mortgage loans totaled $3.82 billion as of March 31, 2017 and primarily comprise loans secured by first mortgages on developed commercial real estate. Key considerations used to manage our exposure include property type and geographic diversification. For further detail on our mortgage loan portfolio, see Note 3 of the condensed consolidated financial statements.
Equity securities primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments. The equity securities portfolio was $1.59 billion as of March 31, 2017, with an unrealized net capital gain of $147 million.

Limited partnership interests include interests in private equity funds and co-investments, real estate funds and joint ventures, and other funds. The following table presents carrying value and other information about our limited partnership interests as of March 31, 2017.

($ in millions)	Private equity	Real estate	Other	Total
Cost method of accounting (“Cost”)	$528	$52	$15	$595
Equity method of accounting (“EMA”)	1,720	387	164	2,271
Total	$2,248	$439	$179	$2,866

Number of managers	122	25	4	151
Number of individual investments	221	50	4	275
Largest exposure to single investment	$143	$48	$78	$143
Unrealized net capital gains totaled $1.31 billion as of March 31, 2017 compared to $1.20 billion as of December 31, 2016.  The increase for fixed income securities was primarily due to a decrease in market yields resulting from tighter credit spreads and a decrease in long-term risk-free interest rates. The increase for equity securities was primarily due to favorable equity market performance.
The following table presents unrealized net capital gains and losses.

($ in millions)	March 31, 2017	December 31, 2016
U.S. government and agencies	$45	$46
Municipal	255	257
Corporate	793	736
Foreign government	27	28
ABS	(4)	(6)
RMBS	41	39
CMBS	5	8
Redeemable preferred stock	2	2
Fixed income securities	1,164	1,110
Equity securities	147	82
Derivatives	3	5
EMA limited partnerships	—	(2)
Unrealized net capital gains and losses, pre-tax	$1,314	$1,195
The unrealized net capital gain for the fixed income portfolio totaled $1.16 billion, comprised of $1.33 billion of gross unrealized gains and $166 million of gross unrealized losses as of March 31, 2017. This is compared to an unrealized net capital gain for the fixed income portfolio totaling $1.11 billion, comprised of $1.31 billion of gross unrealized gains and $200 million of gross unrealized losses as of December 31, 2016.

Gross unrealized gains and losses on fixed income securities by type and sector as of March 31, 2017 are provided in the following table.

($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
Corporate:
Consumer goods (cyclical and non-cyclical)	$5,370	$187	$(36)	$5,521
Utilities	3,380	305	(27)	3,658
Banking	928	20	(19)	929
Transportation	989	61	(17)	1,033
Capital goods	2,174	85	(16)	2,243
Energy	1,143	74	(6)	1,211
Communications	1,445	56	(6)	1,495
Technology	1,131	27	(5)	1,153
Financial services	1,084	61	(4)	1,141
Basic industry	925	47	(3)	969
Other	210	9	—	219
Total corporate fixed income portfolio	18,779	932	(139)	19,572
U.S. government and agencies	589	45	—	634
Municipal	2,011	261	(6)	2,266
Foreign government	300	27	—	327
ABS	406	5	(9)	402
RMBS	260	44	(3)	301
CMBS	174	14	(9)	179
Redeemable preferred stock	13	2	—	15
Total fixed income securities	$22,532	$1,330	$(166)	$23,696
The consumer goods, utilities and capital goods sectors comprise 28%, 19% and 11%, respectively, of the carrying value of our corporate fixed income securities portfolio as of March 31, 2017. The consumer goods, utilities and banking sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of March 31, 2017. In general, the gross unrealized losses are related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase. Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.
The unrealized net capital gain for the equity portfolio totaled $147 million, comprised of $169 million of gross unrealized gains and $22 million of gross unrealized losses as of March 31, 2017. This is compared to an unrealized net capital gain for the equity portfolio totaling $82 million, comprised of $117 million of gross unrealized gains and $35 million of gross unrealized losses as of December 31, 2016.
Net investment income The following table presents net investment income.

($ in millions)	Three months ended March 31,
	2017	2016
Fixed income securities	$268	$270
Mortgage loans	49	47
Equity securities	15	7
Limited partnership interests	65	63
Short-term investments	1	2
Policy loans	8	8
Other	19	21
Investment income, before expense	425	418
Investment expense	(21)	(18)
Net investment income	$404	$400

Market-Based Core	$342	$344
Market-Based Active	10	7
Performance-Based	73	67
Investment income, before expense	$425	$418

Net investment income increased 1.0% or $4 million in the first quarter of 2017 compared to the first quarter of 2016, primarily due to higher yields on fixed income and equity securities, partially offset by lower average investment balances. The investment portfolio supporting our immediate annuities is managed to ensure the assets match the characteristics of the liabilities and provide the long-term returns needed to support this business. To better match the long-term nature of our immediate annuities, we continue to increase performance-based investments in which we have ownership interests and a greater proportion of return is derived from idiosyncratic asset or operating performance.
Realized capital gains and losses The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended March 31,
	2017	2016
Impairment write-downs	$(21)	$(24)
Change in intent write-downs	(3)	(3)
Net other-than-temporary impairment losses recognized in earnings	(24)	(27)
Sales and other	28	(14)
Valuation and settlements of derivative instruments	(5)	(5)
Realized capital gains and losses, pre-tax	(1)	(46)
Income tax benefit	—	16
Realized capital gains and losses, after-tax	$(1)	$(30)

Market-Based Core	$1	$(38)
Market-Based Active	4	(5)
Performance-Based	(6)	(3)
Realized capital gains and losses, pre-tax	$(1)	$(46)
Impairment write-downs are presented in the following table.

($ in millions)	Three months ended March 31,
	2017	2016
Fixed income securities	$(9)	$(10)
Equity securities	(7)	(22)
Limited partnership interests	(3)	9
Other investments	(2)	(1)
Impairment write-downs	$(21)	$(24)
Impairment write-downs on fixed income securities for the three months ended March 31, 2017 were primarily driven by corporate fixed income securities impacted by issuer specific circumstances. Equity securities were written down primarily due to the length of time and extent to which fair value was below cost, considering our assessment of the financial condition and near-term and long-term prospects of the issuer, including relevant industry conditions and trends. Limited partnership write-downs primarily related to private equity investments.
Change in intent write-downs totaled $3 million in the three months ended March 31, 2017 and primarily relate to $428 million of equity securities as of March 31, 2017 that we may not hold for a period of time sufficient to recover unrealized losses given our preference to maintain flexibility to reposition the portfolio.
Sales and other generated $28 million of net realized capital gains in the three months ended March 31, 2017. Sales and other primarily included sales of equity securities in connection with ongoing portfolio management, as well as gains from valuation changes in public securities held in certain limited partnerships.
Valuation and settlements of derivative instruments generated net realized capital losses of $5 million for the three months ended March 31, 2017, primarily comprised of losses on foreign currency contracts due to the weakening of the U.S. Dollar and losses on equity futures used for risk management due to increases in equity indices.

Performance-based investments primarily include private equity, real estate, infrastructure and agriculture-related assets and a majority are limited partnerships.
The following table presents investment income for performance-based investments.

($ in millions)	Three months ended March 31,
	2017	2016
Limited partnerships
Private equity (1)	$57	$52
Real estate	7	10
Agriculture-related	1	1
Performance-based - limited partnerships (2)	65	63

Non-limited partnerships
Private equity	4	1
Real estate	4	3
Agriculture-related	—	—
Performance-based - non-limited partnerships	8	4

Total
Private equity	61	53
Real estate	11	13
Agriculture-related	1	1
Total performance-based	$73	$67

Investee level expenses (3)	$(4)	$(3)
______________________________

(1)	Includes infrastructure.

(2)
Other limited partnership interests are located in the market-based core and are not included in the table above. Investment income was zero in both the first quarter of 2017 and 2016, respectively, for these limited partnership interests.

(3)
Investee level expenses include depreciation and asset level operating expenses reported in investment expense. When calculating the pre-tax yields, investee level expenses are netted against income for directly held real estate and other consolidated investments.

Performance-based investments produced investment income of $73 million in the first quarter of 2017 compared to $67 million in the first quarter of 2016. The increase was primarily related to higher valuations on private equity investments, partially offset by lower real estate investment valuations.

The following table presents realized capital gains and losses for performance-based investments.

($ in millions)	Three months ended March 31,
	2017	2016
Limited partnerships
Private equity	$(4)	$9
Real estate	1	—
Agriculture-related	—	—
Performance-based - limited partnerships (1)	(3)	9

Non-limited partnerships
Private equity	(3)	(13)
Real estate	—	1
Agriculture-related	—	—
Performance-based - non-limited partnerships	(3)	(12)

Total
Private equity	(7)	(4)
Real estate	1	1
Agriculture-related	—	—
Total performance-based	$(6)	$(3)
______________________________

(1)
Other limited partnership interests are located in the market-based core and are not included in the table above. Realized capital gains and losses were $16 million and $4 million in the first quarter of 2017 and 2016, respectively, for these limited partnership interests.

Net realized capital losses on performance-based investments were $6 million in the first quarter of 2017 compared to $3 million in the first quarter of 2016. The first three months of 2017 included impairment write-downs on private equity investments. Economic conditions and equity market performance are reflected in performance-based investment results and income could vary significantly between periods.
CAPITAL RESOURCES AND LIQUIDITY
Capital resources consist of shareholder’s equity and notes due to related parties, representing funds deployed or available to be deployed to support business operations. The following table summarizes our capital resources.

($ in millions)	March 31, 2017	December 31, 2016
Common stock, retained income and additional capital paid-in	$5,551	$5,731
Accumulated other comprehensive income	740	678
Total shareholder’s equity	6,291	6,409
Notes due to related parties	140	465
Total capital resources	$6,431	$6,874
Shareholder’s equity decreased in the first three months of 2017, primarily due to dividends paid to AIC, partially offset by net income and increased unrealized net capital gains on investments.
Notes due to related parties In January 2017, $325 million of surplus notes due to an unconsolidated affiliate were redeemed.
Financial ratings and strength Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, the current level of operating leverage and AIC’s ratings. There have been no changes to any of our ratings since December 31, 2016.
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
In addition to the Liquidity Agreement, the Company also has an intercompany loan agreement with the Corporation. The amount of intercompany loans available to the Company is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. The Corporation may use commercial paper borrowings, bank lines of credit and securities lending to fund intercompany borrowings. In March 2017, the Company borrowed $311 million under the intercompany loan agreement which was outstanding for 16 days with a weighted average interest rate of 1.09%. As of March 31, 2017, no balance was outstanding.
Allstate parent company capital capacity At the parent holding company level, the Corporation has deployable assets totaling $2.74 billion as of March 31, 2017 comprising cash and investments that are generally saleable within one quarter. This provides funds for the parent company’s fixed charges and other corporate purposes.
The Company has access to additional borrowing to support liquidity through the Corporation as follows. The amount available to the Company is at the discretion of the Corporation.

•
A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs. As of March 31, 2017, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•
A $1.00 billion unsecured revolving credit facility that is available for short-term liquidity requirements. The maturity date of this facility is April 2021. The facility is fully subscribed among 11 lenders with the largest commitment being $115 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing. This facility has a financial covenant requiring that the Corporation not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 15.6% as of March 31, 2017. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Corporation’s senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during the first quarter of 2017.

•
A universal shelf registration statement that was filed by the Corporation with the Securities and Exchange Commission on April 30, 2015. The Corporation can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 535 million shares of treasury stock as of March 31, 2017), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities the Corporation issues under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure Contractholder funds were $19.25 billion as of March 31, 2017. The following table summarizes contractholder funds by their contractual withdrawal provisions as of March 31, 2017.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$3,042	15.8%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	4,864	25.3
Market value adjustments (2)	1,576	8.2
Subject to discretionary withdrawal without adjustments (3)	9,766	50.7
Total contractholder funds (4)	$19,248	100.0%

____________

(1)	Includes $1.18 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)
$1.00 billion of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 1, 5, 7 or 10 years) during which there is no surrender charge or market value adjustment.

(3)	88% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)	Includes $764 million of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.
Retail life and annuity products may be surrendered by customers for a variety of reasons. Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs. Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications. In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement. The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 6.2% and 5.8% in the first three months of 2017 and 2016, respectively. We strive to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.
Our asset-liability management practices enable us to manage the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance and annuity product obligations.
Cash flows As reflected in our Condensed Consolidated Statements of Cash Flows, lower cash provided by operating activities in the first three months of 2017 compared to the first three months of 2016 was primarily due to a decrease in payables and higher payments for operating expenses, partially offset by higher premiums.
Higher cash provided by investing activities in the first three months of 2017 compared to the first three months of 2016 was the result of a reduction in short-term investments to fund the dividends paid to AIC.
Higher cash used in financing activities in the first three months of 2017 compared to the first three months of 2016 was primarily due to the dividends paid to AIC.
Forward-Looking Statements
This report contains “forward-looking statements” that anticipate results based on our estimates, assumptions and plans that are subject to uncertainty. These statements are made subject to the safe-harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements do not relate strictly to historical or current facts and may be identified by their use of words like “plans,” “seeks,” “expects,” “will,” “should,” “anticipates,” “estimates,” “intends,” “believes,” “likely,” “targets” and other words with similar meanings. We believe these statements are based on reasonable estimates, assumptions and plans. However, if the estimates, assumptions or plans underlying the forward-looking statements prove inaccurate or if other risks or uncertainties arise, actual results could differ materially from those communicated in these forward-looking statements. Factors that could cause actual results to differ materially from those expressed in, or implied by, the forward-looking statements include risks related to: (1) changes in underwriting and actual experience; (2) changes in reserve estimates for life-contingent contract benefits payable; (3) the influence of changes in market interest rates or performance-based investment returns on spread-based products; (4) changes in estimates of profitability on interest-sensitive life products; (5) reducing our concentration in spread-based business and exiting certain distribution channels; (6) changes in tax laws; (7) our ability to mitigate the capital impact associated with statutory reserving and capital requirements; (8) a decline in Lincoln Benefit Life Company’s financial strength ratings; (9) market risk and declines in credit quality relating to our investment portfolio; (10) our subjective determination of the fair value of our fixed income and equity securities and the amount of realized capital losses recorded for impairments of our investments; (11) competition in the insurance industry; (12) conditions in the global economy and capital markets; (13) losses from legal and regulatory actions; (14) restrictive regulation and regulatory reforms; (15) the availability of reinsurance at current levels and prices; (16) credit risk of our reinsurers; (17) a downgrade in our financial strength ratings; (18) the effect of adverse capital and credit market conditions; (19) failure in cyber or other information security; (20) the impact of a large scale pandemic, the threat or occurrence of terrorism or military action; (21) changes in accounting standards; (22) the realization of deferred tax assets; (23) loss of key vendor relationships or failure of a vendor to protect confidential and proprietary information; and (24) intellectual property infringement, misappropriation and third party claims. Additional information concerning these and other factors may be found in our filings with the Securities and Exchange Commission, including the “Risk Factors” section in our most recent annual report on Form 10-K. Forward-looking statements speak only as of the date on which they are made, and we assume no obligation to update or revise any forward-looking statement.
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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended March 31, 2017, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading “Regulation and Compliance” in Note 7 of the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.

Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 6.  Exhibits

(a)            Exhibits

The following is a list of exhibits filed as part of this Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated May 4, 2017, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company
(Registrant)

May 4, 2017
	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)