Form 10-Q
period 2017-06-30
ALLSTATE LIFE INSURANCE CO
filed 2017-08-03
CIK 352736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

The registrant meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
Yes ___           No   X

As of August 3, 2017, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2017

PART I	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three-Month and Six-Month Periods Ended June 30, 2017 and 2016 (unaudited)	1

	Condensed Consolidated Statements of Financial Position as of June 30, 2017 (unaudited) and December 31, 2016	2

	Condensed Consolidated Statements of Shareholder’s Equity for the Six-Month Periods Ended June 30, 2017 and 2016 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Six-Month Periods Ended June 30, 2017 and 2016 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

	Report of Independent Registered Public Accounting Firm	33

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Highlights	34
	Operations	35
	Investments	39
	Capital Resources and Liquidity	46
	Forward Looking Statements	48

Item 4.	Controls and Procedures	48

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	49

Item 1A.	Risk Factors	49

Item 6.	Exhibits	49

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Revenues
Premiums	$170	$147	$339	$296
Contract charges	177	180	356	362
Net investment income	473	416	877	816
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(13)	(21)	(41)	(56)
OTTI losses reclassified to (from) other comprehensive income	—	(1)	4	7
Net OTTI losses recognized in earnings	(13)	(22)	(37)	(49)
Sales and other realized capital gains and losses	9	21	32	2
Total realized capital gains and losses	(4)	(1)	(5)	(47)
	816	742	1,567	1,427
Costs and expenses
Contract benefits	364	341	718	679
Interest credited to contractholder funds	161	172	322	350
Amortization of deferred policy acquisition costs	43	37	84	74
Operating costs and expenses	68	52	137	108
Restructuring and related charges	—	1	—	1
Interest expense	2	3	3	7
	638	606	1,264	1,219

Gain on disposition of operations	2	1	4	3

Income from operations before income tax expense	180	137	307	211

Income tax expense	60	43	101	65

Net income	120	94	206	146

Other comprehensive income, after-tax
Change in unrealized net capital gains and losses	118	233	183	474
Change in unrealized foreign currency translation adjustments	—	6	(3)	4
Other comprehensive income, after-tax	118	239	180	478

Comprehensive income	$238	$333	$386	$624

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	June 30, 2017	December 31, 2016
Assets	(unaudited)
Investments
Fixed income securities, at fair value (amortized cost $22,324 and $23,112)	$23,651	$24,222
Mortgage loans	3,793	3,938
Equity securities, at fair value (cost $1,419 and $1,429)	1,617	1,511
Limited partnership interests	2,946	2,776
Short-term, at fair value (amortized cost $505 and $566)	505	566
Policy loans	555	563
Other	1,231	1,491
Total investments	34,298	35,067
Cash	208	138
Deferred policy acquisition costs	1,161	1,187
Reinsurance recoverables from non-affiliates	2,302	2,339
Reinsurance recoverables from affiliates	442	452
Accrued investment income	269	273
Other assets	487	410
Separate Accounts	3,396	3,373
Total assets	$42,563	$43,239
Liabilities
Contractholder funds	$19,013	$19,470
Reserve for life-contingent contract benefits	11,326	11,322
Unearned premiums	5	5
Payable to affiliates, net	45	52
Other liabilities and accrued expenses	920	952
Deferred income taxes	1,389	1,191
Notes due to related parties	140	465
Separate Accounts	3,396	3,373
Total liabilities	36,234	36,830
Commitments and Contingent Liabilities (Note 7)
Shareholder’s equity
Redeemable preferred stock - series A, $100 par value, 1,500,000 shares authorized, none issued	—	—
Redeemable preferred stock - series B, $100 par value, 1,500,000 shares authorized, none issued	—	—
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	2,024	1,990
Retained income	3,442	3,736
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	37	39
Other unrealized net capital gains and losses	951	733
Unrealized adjustment to DAC, DSI and insurance reserves	(124)	(91)
Total unrealized net capital gains and losses	864	681
Unrealized foreign currency translation adjustments	(6)	(3)
Total accumulated other comprehensive income	858	678
Total shareholder’s equity	6,329	6,409
Total liabilities and shareholder’s equity	$42,563	$43,239

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

($ in millions)	Six months ended June 30,
	2017	2016
	(unaudited)
Common stock	$5	$5

Additional capital paid-in
Balance, beginning of period	1,990	1,990
Gain on reinsurance with an affiliate	34	—
Balance, end of period	2,024	1,990

Retained income
Balance, beginning of period	3,736	3,417
Net income	206	146
Dividends	(500)	—
Balance, end of period	3,442	3,563

Accumulated other comprehensive income
Balance, beginning of period	678	521
Change in unrealized net capital gains and losses	183	474
Change in unrealized foreign currency translation adjustments	(3)	4
Balance, end of period	858	999

Total shareholder’s equity	$6,329	$6,557

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Six months ended June 30,
	2017	2016
Cash flows from operating activities	(unaudited)
Net income	$206	$146
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(30)	(31)
Realized capital gains and losses	5	47
Gain on disposition of operations	(4)	(3)
Interest credited to contractholder funds	322	350
Changes in:
Policy benefits and other insurance reserves	(278)	(324)
Deferred policy acquisition costs	24	31
Reinsurance recoverables, net	18	13
Income taxes	85	48
Other operating assets and liabilities	(133)	(35)
Net cash provided by operating activities	215	242
Cash flows from investing activities
Proceeds from sales
Fixed income securities	2,564	3,984
Equity securities	828	608
Limited partnership interests	240	168
Other investments	6	33
Investment collections
Fixed income securities	860	1,051
Mortgage loans	281	143
Other investments	89	59
Investment purchases
Fixed income securities	(2,683)	(4,054)
Equity securities	(815)	(624)
Limited partnership interests	(275)	(339)
Mortgage loans	(129)	(234)
Other investments	(116)	(109)
Change in short-term investments, net	56	(309)
Change in policy loans and other investments, net	(13)	(25)
Net cash provided by investing activities	893	352
Cash flows from financing activities
Contractholder fund deposits	408	425
Contractholder fund withdrawals	(925)	(982)
Dividends paid	(500)	—
Other	(21)	—
Net cash used in financing activities	(1,038)	(557)
Net increase in cash	70	37
Cash at beginning of period	138	104
Cash at end of period	$208	$141

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
The condensed consolidated financial statements and notes as of June 30, 2017 and for the three-month and six-month periods ended June 30, 2017 and 2016 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated.
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
Dividends
The Company paid cash dividends of $300 million and $200 million to AIC in the first and second quarter of 2017, respectively.  Total dividends paid were in excess of the $305 million that were allowed under Illinois insurance law based on the 2016 formula amount.  The Company received approval from the Illinois Department of Insurance for the portion of the dividends in excess of this amount based on 2017 net income and capital and surplus determined in conformity with statutory accounting practices.

Premiums and contract charges
The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Premiums
Traditional life insurance	$143	$125	$286	$251
Accident and health insurance	27	22	53	45
Total premiums	170	147	339	296

Contract charges
Interest-sensitive life insurance	174	177	350	356
Fixed annuities	3	3	6	6
Total contract charges	177	180	356	362
Total premiums and contract charges	$347	$327	$695	$658
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
Pending accounting standards
Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued guidance requiring equity investments, including equity securities and limited partnership interests, that are not accounted for under the equity method of accounting or result in consolidation to be measured at fair value with changes in fair value recognized in net income. Equity investments without readily determinable fair values may be measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. When a qualitative assessment of equity investments without readily determinable fair values indicates that impairment exists, the carrying value is required to be adjusted to fair value, if lower. The guidance clarifies that an entity should evaluate the realizability of a deferred tax asset related to available-for-sale fixed income securities in combination with the entity’s other deferred tax assets. The guidance also changes certain disclosure requirements. The guidance is effective for interim and annual periods beginning after December 15, 2017, and is to be applied through a cumulative-effect adjustment to beginning retained income as of the date of adoption. The new guidance related to equity investments without readily determinable fair values is applied prospectively as of the date of adoption. The most significant anticipated impacts, using values as of June 30, 2017, relate to the change in accounting for equity securities where $198 million of pre-tax unrealized net capital gains would be reclassified from accumulated other comprehensive income to retained income and cost method limited partnership interests (excluding limited partnership interests accounted for on a cost recovery basis), where the carrying value would increase by approximately $83 million, pre-tax, with the offsetting adjustment recognized in retained income.
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued guidance which revises the credit loss recognition criteria for certain financial assets measured at amortized cost, including reinsurance recoverables. The new guidance replaces the existing incurred loss recognition model with an expected loss recognition model. The objective of the expected credit loss model is for the reporting entity to recognize its estimate of expected credit losses for affected financial assets in a valuation allowance deducted from the amortized cost basis of the related financial assets that results in presenting the net carrying value of the financial assets at the amount expected to be collected. The reporting entity must consider all available relevant information when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts over the life of an asset. Financial assets may be evaluated individually or on a pooled basis when they share similar risk characteristics. The measurement of credit losses for available-for-sale debt securities measured at fair value is not affected except that credit losses recognized are limited to the amount by which fair value is below amortized cost and the carrying value adjustment is recognized through a valuation allowance and not as a direct write-down. The guidance is effective for interim and annual periods beginning after December 15, 2019, and for most affected instruments must be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to beginning retained income. The Company is in the process of evaluating the impact of adoption.
2. Supplemental Cash Flow Information
Non-cash investing activities include $4 million and $99 million related to mergers and exchanges completed with equity securities, and modifications of certain mortgage loans and other investments for the six months ended June 30, 2017 and 2016, respectively. Non-cash financing activities included $34 million related to debt acquired in conjunction with the purchase of an investment for the six months ended June 30, 2016.
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

($ in millions)	Six months ended June 30,
	2017	2016
Net change in proceeds managed
Net change in fixed income securities	$9	$—
Net change in short-term investments	12	(45)
Operating cash flow provided (used)	$21	$(45)

Net change in liabilities
Liabilities for collateral, beginning of period	$(550)	$(550)
Liabilities for collateral, end of period	(529)	(595)
Operating cash flow (used) provided	$(21)	$45
3. Investments
Fair values
The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
June 30, 2017
U.S. government and agencies	$609	$45	$(1)	$653
Municipal	2,000	275	(5)	2,270
Corporate	18,639	1,015	(80)	19,574
Foreign government	286	26	—	312
Asset-backed securities (“ABS”)	405	6	(8)	403
Residential mortgage-backed securities (“RMBS”)	239	47	(1)	285
Commercial mortgage-backed securities (“CMBS”)	133	13	(7)	139
Redeemable preferred stock	13	2	—	15
Total fixed income securities	$22,324	$1,429	$(102)	$23,651

December 31, 2016
U.S. government and agencies	$968	$48	$(2)	$1,014
Municipal	2,017	264	(7)	2,274
Corporate	18,945	905	(169)	19,681
Foreign government	304	28	—	332
ABS	337	4	(10)	331
RMBS	294	42	(3)	333
CMBS	233	17	(9)	241
Redeemable preferred stock	14	2	—	16
Total fixed income securities	$23,112	$1,310	$(200)	$24,222

Scheduled maturities
The scheduled maturities for fixed income securities are as follows as of June 30, 2017:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$1,516	$1,527
Due after one year through five years	8,253	8,655
Due after five years through ten years	7,502	7,769
Due after ten years	4,276	4,873
	21,547	22,824
ABS, RMBS and CMBS	777	827
Total	$22,324	$23,651
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.
Net investment income
Net investment income is as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Fixed income securities	$269	$274	$537	$544
Mortgage loans	45	47	94	94
Equity securities	14	14	29	21
Limited partnership interests	135	66	200	129
Short-term investments	2	1	3	3
Policy loans	7	8	15	16
Other	21	23	40	44
Investment income, before expense	493	433	918	851
Investment expense	(20)	(17)	(41)	(35)
Net investment income	$473	$416	$877	$816
Realized capital gains and losses
Realized capital gains and losses by asset type are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Fixed income securities	$(6)	$(2)	$(13)	$(25)
Mortgage loans	—	1	—	1
Equity securities	(4)	(4)	(4)	(34)
Limited partnership interests	10	—	23	13
Derivatives	(4)	4	(9)	(1)
Other	—	—	(2)	(1)
Realized capital gains and losses	$(4)	$(1)	$(5)	$(47)
Realized capital gains and losses by transaction type are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Impairment write-downs	$(12)	$(18)	$(33)	$(42)
Change in intent write-downs	(1)	(4)	(4)	(7)
Net other-than-temporary impairment losses recognized in earnings	(13)	(22)	(37)	(49)
Sales and other	13	20	41	6
Valuation and settlements of derivative instruments	(4)	1	(9)	(4)
Realized capital gains and losses	$(4)	$(1)	$(5)	$(47)

Gross gains of $22 million and $35 million and gross losses of $23 million and $22 million were realized on sales of fixed income and equity securities during the three months ended June 30, 2017 and 2016, respectively. Gross gains of $55 million and $106 million and gross losses of $44 million and $111 million were realized on sales of fixed income and equity securities during the six months ended June 30, 2017 and 2016, respectively.
Other-than-temporary impairment losses by asset type are as follows:

($ in millions)	Three months ended June 30, 2017			Three months ended June 30, 2016
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(1)	$—	$(1)	$—	$—	$—
ABS	—	—	—	(1)	—	(1)
CMBS	(3)	—	(3)	—	(1)	(1)
Total fixed income securities	(4)	—	(4)	(1)	(1)	(2)
Equity securities	(5)	—	(5)	(17)	—	(17)
Limited partnership interests	(4)	—	(4)	(3)	—	(3)
Other-than-temporary impairment losses	$(13)	$—	$(13)	$(21)	$(1)	$(22)

	Six months ended June 30, 2017			Six months ended June 30, 2016
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(1)	$—	$(1)	$—	$—	$—
Corporate	(7)	3	(4)	(11)	6	(5)
ABS	—	—	—	(4)	—	(4)
RMBS	—	(2)	(2)	—	—	—
CMBS	(9)	3	(6)	(4)	1	(3)
Total fixed income securities	(17)	4	(13)	(19)	7	(12)
Equity securities	(15)	—	(15)	(42)	—	(42)
Limited partnership interests	(7)	—	(7)	6	—	6
Other	(2)	—	(2)	(1)	—	(1)
Other-than-temporary impairment losses	$(41)	$4	$(37)	$(56)	$7	$(49)
The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table. The amounts exclude $121 million and $131 million as of June 30, 2017 and December 31, 2016, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	June 30, 2017	December 31, 2016
Municipal	$(5)	$(5)
Corporate	(3)	(5)
ABS	(8)	(11)
RMBS	(40)	(43)
CMBS	(8)	(7)
Total	$(64)	$(71)

Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Beginning balance	$(167)	$(175)	$(176)	$(200)
Additional credit loss for securities previously other-than-temporarily impaired	(3)	(1)	(6)	(5)
Additional credit loss for securities not previously other-than-temporarily impaired	(1)	(1)	(7)	(7)
Reduction in credit loss for securities disposed or collected	11	9	29	44
Ending balance	$(160)	$(168)	$(160)	$(168)
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
Unrealized net capital gains and losses
Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
June 30, 2017		Gains	Losses
Fixed income securities	$23,651	$1,429	$(102)	$1,327
Equity securities	1,617	216	(18)	198
Short-term investments	505	—	—	—
Derivative instruments (1)	3	3	—	3
Equity method (“EMA”) limited partnerships (2)				—
Unrealized net capital gains and losses, pre-tax				1,528
Amounts recognized for:
Insurance reserves (3)				—
DAC and DSI (4)				(191)
Amounts recognized				(191)
Deferred income taxes				(473)
Unrealized net capital gains and losses, after-tax				$864
_______________

(1)	Included in the fair value of derivative instruments is $(3) million classified as liabilities.

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

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
December 31, 2016		Gains	Losses
Fixed income securities	$24,222	$1,310	$(200)	$1,110
Equity securities	1,511	117	(35)	82
Short-term investments	566	—	—	—
Derivative instruments (1)	5	5	—	5
EMA limited partnerships				(2)
Unrealized net capital gains and losses, pre-tax				1,195
Amounts recognized for:
Insurance reserves				—
DAC and DSI				(140)
Amounts recognized				(140)
Deferred income taxes				(374)
Unrealized net capital gains and losses, after-tax				$681
_______________

(1)	Included in the fair value of derivative instruments is $5 million classified as assets.
Change in unrealized net capital gains and losses
The change in unrealized net capital gains and losses for the six months ended June 30, 2017 is as follows:

($ in millions)
Fixed income securities	$217
Equity securities	116
Derivative instruments	(2)
EMA limited partnerships	2
Total	333
Amounts recognized for:
Insurance reserves	—
DAC and DSI	(51)
Amounts recognized	(51)
Deferred income taxes	(99)
Increase in unrealized net capital gains and losses, after-tax	$183
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

($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses

June 30, 2017
Fixed income securities
U.S. government and agencies	13	$177	$(1)	—	$—	$—	$(1)
Municipal	5	22	(2)	1	10	(3)	(5)
Corporate	421	3,063	(52)	29	224	(28)	(80)
ABS	27	161	(1)	8	23	(7)	(8)
RMBS	44	2	—	44	28	(1)	(1)
CMBS	5	23	(3)	4	13	(4)	(7)
Redeemable preferred stock	1	—	—	—	—	—	—
Total fixed income securities	516	3,448	(59)	86	298	(43)	(102)
Equity securities	107	133	(11)	35	40	(7)	(18)
Total fixed income and equity securities	623	$3,581	$(70)	121	$338	$(50)	$(120)
Investment grade fixed income securities	417	$3,122	$(47)	59	$206	$(27)	$(74)
Below investment grade fixed income securities	99	326	(12)	27	92	(16)	(28)
Total fixed income securities	516	$3,448	$(59)	86	$298	$(43)	$(102)

December 31, 2016
Fixed income securities
U.S. government and agencies	6	$104	$(2)	—	$—	$—	$(2)
Municipal	8	44	(1)	3	18	(6)	(7)
Corporate	629	4,767	(118)	56	414	(51)	(169)
ABS	18	95	(1)	13	76	(9)	(10)
RMBS	47	3	—	50	38	(3)	(3)
CMBS	12	57	(4)	4	15	(5)	(9)
Redeemable preferred stock	1	—	—	—	—	—	—
Total fixed income securities	721	5,070	(126)	126	561	(74)	(200)
Equity securities	167	200	(19)	62	80	(16)	(35)
Total fixed income and equity securities	888	$5,270	$(145)	188	$641	$(90)	$(235)
Investment grade fixed income securities	559	$4,348	$(100)	75	$350	$(47)	$(147)
Below investment grade fixed income securities	162	722	(26)	51	211	(27)	(53)
Total fixed income securities	721	$5,070	$(126)	126	$561	$(74)	$(200)
As of June 30, 2017, $89 million of the $120 million unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $89 million, $58 million are related to unrealized losses on investment grade fixed income securities and $14 million are related to equity securities. Of the remaining $17 million, $8 million have been in an unrealized loss position for less than 12 months. Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P Global Ratings (“S&P”), a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Unrealized losses on investment grade securities are principally related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase.
As of June 30, 2017, the remaining $31 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost. Investment grade fixed income securities comprising $16 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations. Of the $31 million, $11 million are related to below investment grade fixed income securities and $4 million are related to equity securities. Of these amounts, $5 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of June 30, 2017.
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
As of June 30, 2017, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis. As of June 30, 2017, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.
Limited partnerships
As of June 30, 2017 and December 31, 2016, the carrying value of equity method limited partnerships totaled $2.36 billion and $2.19 billion, respectively.  The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary. Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.
As of June 30, 2017 and December 31, 2016, the carrying value for cost method limited partnerships was $583 million and $591 million, respectively. To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment. Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital. Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration. If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value.
Mortgage loans
Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators. Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest. Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate. Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value. Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell or present value of the loan’s expected future repayment cash flows. Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery. The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan. It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of June 30, 2017.
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
The following table reflects the carrying value of non-impaired fixed rate mortgage loans summarized by debt service coverage ratio distribution.

($ in millions)	June 30, 2017	December 31, 2016
Below 1.0	$18	$52
1.0 - 1.25	318	321
1.26 - 1.50	1,167	1,196
Above 1.50	2,285	2,364
Total non-impaired mortgage loans	$3,788	$3,933
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
The net carrying value of impaired mortgage loans is as follows:

($ in millions)	June 30, 2017	December 31, 2016
Impaired mortgage loans with a valuation allowance	$5	$5
Impaired mortgage loans without a valuation allowance	—	—
Total impaired mortgage loans	$5	$5
Valuation allowance on impaired mortgage loans	$3	$3
The average balance of impaired loans was $5 million and $6 million for the six months ended June 30, 2017 and 2016, respectively.
The rollforward of the valuation allowance on impaired mortgage loans is as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Beginning balance	$3	$3	$3	$3
Charge offs	—	—	—	—
Ending balance	$3	$3	$3	$3
Payments on all mortgage loans were current as of June 30, 2017 and December 31, 2016.

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
OTC derivatives, including interest rate swaps, foreign currency swaps, foreign exchange forward contracts, certain options and certain credit default swaps, are valued using models that rely on inputs such as interest rate yield curves, implied volatilities, currency rates, and credit spreads that are observable for substantially the full term of the contract. The valuation techniques underlying the models are widely accepted in the financial services industry and do not involve significant judgment.
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
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of June 30, 2017.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of June 30, 2017
Assets
Fixed income securities:
U.S. government and agencies	$286	$367	$—		$653
Municipal	—	2,210	60		2,270
Corporate - public	—	13,439	36		13,475
Corporate - privately placed	—	5,849	250		6,099
Foreign government	—	312	—		312
ABS - CDO	—	39	24		63
ABS - consumer and other	—	277	63		340
RMBS	—	285	—		285
CMBS	—	139	—		139
Redeemable preferred stock	—	15	—		15
Total fixed income securities	286	22,932	433		23,651
Equity securities	1,538	4	75		1,617
Short-term investments	92	413	—		505
Other investments: Free-standing derivatives	—	105	1	$(6)	100
Separate account assets	3,396	—	—		3,396
Total recurring basis assets	5,312	23,454	509	(6)	29,269
Non-recurring basis (1)	—	—	8		8
Total assets at fair value	$5,312	$23,454	$517	$(6)	$29,277
% of total assets at fair value	18.1%	80.1%	1.8%	—%	100%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(284)		$(284)
Other liabilities: Free-standing derivatives	—	(46)	—	$2	(44)
Total liabilities at fair value	$—	$(46)	$(284)	$2	$(328)
% of total liabilities at fair value	—%	14.0%	86.6%	(0.6)%	100%
 ____________

(1)	Includes $8 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.

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
June 30, 2017
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
As of June 30, 2017 and December 31, 2016, Level 3 fair value measurements of fixed income securities total $433 million and $439 million, respectively, and include $276 million and $296 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable. The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above. However, an increase

(decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value.
The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended June 30, 2017.

($ in millions)		Total gains (losses) included in:
	Balance as of March 31, 2017	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$60	$—	$—	$—	$—
Corporate - public	36	—	—	—	—
Corporate - privately placed	268	5	(7)	11	—
ABS - CDO	32	1	—	1	(9)
ABS - consumer and other	47	—	—	—	(3)
Total fixed income securities	443	6	(7)	12	(12)
Equity securities	80	1	2	—	—
Free-standing derivatives, net	(1)	2	—	—	—
Total recurring Level 3 assets	$522	$9	$(5)	$12	$(12)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(285)	$—	$—	$—	$—
Total recurring Level 3 liabilities	$(285)	$—	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of June 30, 2017
Assets
Fixed income securities:
Municipal	$—	$—	$—	$—	$60
Corporate - public	—	—	—	—	36
Corporate - privately placed	3	(29)	—	(1)	250
ABS - CDO	—	—	—	(1)	24
ABS - consumer and other	21	—	—	(2)	63
Total fixed income securities	24	(29)	—	(4)	433
Equity securities	—	(8)	—	—	75
Free-standing derivatives, net	—	—	—	—	1	(2)
Total recurring Level 3 assets	$24	$(37)	$—	$(4)	$509

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$—	$1	$(284)
Total recurring Level 3 liabilities	$—	$—	$—	$1	$(284)
 ____________

(1)
The effect to net income totals $9 million and is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows: $7 million in realized capital gains and losses, $2 million in net investment income, $(1) million in interest credited to contractholder funds and $1 million in contract benefits.

(2)	Comprises $1 million of assets.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the six months ended June 30, 2017.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2016	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$59	$—	$1	$—	$—
Corporate - public	47	1	—	—	(10)
Corporate - privately placed	264	5	(2)	11	—
ABS - CDO	27	—	2	4	(9)
ABS - consumer and other	42	—	—	—	(5)
Total fixed income securities	439	6	1	15	(24)
Equity securities	76	6	2	—	—
Free-standing derivatives, net	(2)	3	—	—	—
Other assets	1	(1)	—	—	—
Total recurring Level 3 assets	$514	$14	$3	$15	$(24)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(289)	$3	$—	$—	$—
Total recurring Level 3 liabilities	$(289)	$3	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of June 30, 2017
Assets
Fixed income securities:
Municipal	$—	$—	$—	$—	$60
Corporate - public	—	—	—	(2)	36
Corporate - privately placed	3	(29)	—	(2)	250
ABS - CDO	5	—	—	(5)	24
ABS - consumer and other	29	—	—	(3)	63
Total fixed income securities	37	(29)	—	(12)	433
Equity securities	—	(9)	—	—	75
Free-standing derivatives, net	—	—	—	—	1	(2)
Other assets	—	—	—	—	—
Total recurring Level 3 assets	$37	$(38)	$—	$(12)	$509

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(1)	$3	$(284)
Total recurring Level 3 liabilities	$—	$—	$(1)	$3	$(284)
 ____________

(1)
The effect to net income totals $17 million and is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows: $8 million in realized capital gains and losses, $7 million in net investment income, $(6) million in interest credited to contractholder funds and $8 million in contract benefits.

(2)	Comprises $1 million of assets.

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

($ in millions)		Total gains (losses)included in:
	Balance as of December 31, 2015	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$78	$11	$(5)	$6	$—
Corporate - public	44	—	1	1	(7)
Corporate - privately placed	447	4	12	16	(65)
ABS - CDO	53	—	2	8	(1)
ABS - consumer and other	44	—	(2)	3	—
Total fixed income securities	666	15	8	34	(73)
Equity securities	60	(16)	3	—	—
Free-standing derivatives, net	(7)	—	—	—	—
Other assets	1	—	—	—	—
Total recurring Level 3 assets	$720	$(1)	$11	$34	$(73)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(299)	$(8)	$—	$—	$—
Total recurring Level 3 liabilities	$(299)	$(8)	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of June 30, 2016
Assets
Fixed income securities:
Municipal	$—	$(20)	$—	$—	$70
Corporate - public	3	—	—	(1)	41
Corporate - privately placed	67	—	—	(7)	474
ABS - CDO	—	(1)	—	(28)	33
ABS - consumer and other	—	—	—	(1)	44
Total fixed income securities	70	(21)	—	(37)	662
Equity securities	5	—	—	—	52
Free-standing derivatives, net	—	—	—	—	(7)	(2)
Other assets	—	—	—	—	1
Total recurring Level 3 assets	$75	$(21)	$—	$(37)	$708

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(1)	$4	$(304)
Total recurring Level 3 liabilities	$—	$—	$(1)	$4	$(304)
__________

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
There were no transfers between Level 1 and Level 2 during the three months and six months ended June 30, 2017 or 2016.

Transfers into Level 3 during the three months and six months ended June 30, 2017 and 2016 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3. Transfers out of Level 3 during the three months and six months ended June 30, 2017 and 2016 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.
The following table provides the change in unrealized gains and losses included in net income for Level 3 assets and liabilities held as of June 30.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Assets
Fixed income securities:
Corporate	$—	$3	$—	$1
Equity securities	2	(4)	7	(16)
Free-standing derivatives, net	2	1	3	—
Other assets	—	—	(1)	—
Total recurring Level 3 assets	$4	$—	$9	$(15)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$7	$3	$(8)
Total recurring Level 3 liabilities	$—	$7	$3	$(8)
The amounts in the table above represent the change in unrealized gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3. These gains and losses total $4 million for the three months ended June 30, 2017 and are reported as follows: $2 million in realized capital gains and losses, $2 million in net investment income, $(1) million in interest credited to contractholder funds and $1 million in contract benefits. These gains and losses total $7 million for the three months ended June 30, 2016 and are reported as follows: $(4) million in realized capital gains and losses, $4 million in net investment income, $(7) million in interest credited to contractholder funds and $14 million in contract benefits. These gains and losses total $12 million for the six months ended June 30, 2017 and are reported as follows: $3 million in realized capital gains and losses, $7 million in net investment income, $(6) million in interest credited to contractholder funds and $8 million in contract benefits.  These gains and losses total $(23) million for the six months ended June 30, 2016 and are reported as follows: $(22) million in realized capital gains and losses, $7 million in net investment income, $(6) million in interest credited to contractholder funds and $(2) million in contract benefits.
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.
Financial assets

($ in millions)	June 30, 2017		December 31, 2016
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$3,793	$3,920	$3,938	$3,963
Cost method limited partnerships	583	683	591	681
Bank loans	478	479	467	467
Agent loans	499	495	467	467
Notes due from related party	—	—	325	325
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
Financial liabilities

($ in millions)	June 30, 2017		December 31, 2016
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$10,810	$11,405	$11,276	$11,972
Liability for collateral	529	529	550	550
Notes due to related parties	140	143	465	465
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
5. Derivative Financial Instruments
The Company uses derivatives for risk reduction and to increase investment portfolio returns through asset replication. Risk reduction activity is focused on managing the risks with certain assets and liabilities arising from the potential adverse impacts from changes in risk-free interest rates, changes in equity market valuations, increases in credit spreads and foreign currency fluctuations. Asset replication refers to the “synthetic” creation of assets through the use of derivatives. The Company replicates fixed income securities using a combination of a credit default swap or a foreign currency forward contract and one or more highly rated fixed income securities, primarily investment grade host bonds, to synthetically replicate the economic characteristics of one or more cash market securities. The Company replicates equity securities using futures and options to increase equity exposure.
The Company utilizes several derivative strategies to manage risk. Asset-liability management is a risk management strategy that is principally employed to balance the respective interest-rate sensitivities of the Company’s assets and liabilities. Depending upon the attributes of the assets acquired and liabilities issued, derivative instruments such as interest rate swaps, caps, swaptions and futures are utilized to change the interest rate characteristics of existing assets and liabilities to ensure the relationship is maintained within specified ranges and to reduce exposure to rising or falling interest rates. Credit default swaps are typically used to mitigate the credit risk within the Company’s fixed income portfolio. Futures and options are used for hedging the equity exposure contained in the Company’s equity indexed life and annuity product contracts that offer equity returns to contractholders. In addition, the Company uses equity index futures and options to offset valuation losses in the equity portfolio during periods of declining equity market values. Foreign currency swaps and forwards are primarily used by the Company to reduce the foreign currency risk associated with holding foreign currency denominated investments.
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
Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date. The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Condensed Consolidated Statements of Financial Position. For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts. As of June 30, 2017, the Company pledged $12 million in the form of margin deposits.
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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of June 30, 2017.

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	$22	n/a	$—	$—	$—
Equity and index contracts
Options	Other investments	180	4,857	100	101	(1)
Credit default contracts
Credit default swaps – buying protection	Other investments	3	n/a	—	—	—
Credit default swaps – selling protection	Other investments	80	n/a	1	1	—
Other contracts
Other contracts	Other assets	3	n/a	—	—	—
Total asset derivatives		$288	4,857	$101	$102	$(1)

Liability derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$49	n/a	$2	$2	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other liabilities & accrued expenses	37	n/a	1	1	—
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	—	4,870	(38)	—	(38)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	241	n/a	(4)	1	(5)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	246	n/a	(28)	—	(28)
Guaranteed withdrawal benefits	Contractholder funds	282	n/a	(7)	—	(7)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,729	n/a	(249)	—	(249)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	24	n/a	(2)	—	(2)
Credit default swaps – selling protection	Other liabilities & accrued expenses	101	n/a	—	—	—
Subtotal		2,660	4,870	(327)	2	(329)
Total liability derivatives		2,709	4,870	(325)	$4	$(329)
Total derivatives		$2,997	9,727	$(224)
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

($ in millions)		Offsets
	Gross amount	Counter- party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
June 30, 2017
Asset derivatives	$7	$(5)	$(1)	$1	$—	$1
Liability derivatives	(8)	5	(3)	(6)	3	(3)

December 31, 2016
Asset derivatives	$14	$(2)	$(4)	$8	$(1)	$7
Liability derivatives	(5)	2	—	(3)	4	1

The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships. Amortization of net gains from accumulated other comprehensive income related to cash flow hedges is expected to be a gain of $3 million during the next twelve months. There was no hedge ineffectiveness reported in realized gains and losses for the three months and six months ended June 30, 2017 or 2016.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Gain (loss) recognized in OCI on derivatives during the period	$—	$1	$(2)	$(2)
Gain recognized in OCI on derivatives during the term of the hedging relationship	3	5	3	5
Gain reclassified from AOCI into income (realized capital gains and losses)	—	3	—	3
The following tables present gains and losses from valuation and settlements reported on derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations and Comprehensive Income. For the three months and six months ended June 30, 2017 and 2016, the Company had no derivatives used in fair value hedging relationships.

($ in millions)	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Three months ended June 30, 2017
Equity and index contracts	$—	$—	$9	$9
Embedded derivative financial instruments	—	1	—	1
Foreign currency contracts	(5)	—	—	(5)
Credit default contracts	1	—	—	1
Total	$(4)	$1	$9	$6

Six months ended June 30, 2017
Equity and index contracts	$(2)	$—	$22	$20
Embedded derivative financial instruments	—	8	(4)	4
Foreign currency contracts	(9)	—	—	(9)
Credit default contracts	2	—	—	2
Total	$(9)	$8	$18	$17

Three months ended June 30, 2016
Interest rate contracts	$(1)	$—	$—	$(1)
Equity and index contracts	(1)	—	2	1
Embedded derivative financial instruments	—	14	(5)	9
Foreign currency contracts	3	—	—	3
Total	$1	$14	$(3)	$12

Six months ended June 30, 2016
Interest rate contracts	$(1)	$—	$—	$(1)
Equity and index contracts	(1)	—	(5)	(6)
Embedded derivative financial instruments	—	(2)	(3)	(5)
Foreign currency contracts	(1)	—	—	(1)
Credit default contracts	(1)	—	—	(1)
Total	$(4)	$(2)	$(8)	$(14)
The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate. The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of June 30, 2017, counterparties pledged $4 million in cash to the Company, and the Company pledged $3 million in cash and securities to counterparties which includes $2 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $1 million of collateral posted under MNAs for contracts without credit-risk-contingent features. The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.

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
The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to the Company’s OTC derivatives.

($ in millions)	June 30, 2017				December 31, 2016
Rating (1)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	4	$250	$4	$—	5	$312	$12	$9
__________

(1)	Rating is the lower of S&P or Moody’s ratings.

(2)	Only OTC derivatives with a net positive fair value are included for each counterparty.
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

($ in millions)	June 30, 2017	December 31, 2016
Gross liability fair value of contracts containing credit-risk-contingent features	$7	$2
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(2)	(2)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(2)	—
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$3	$—
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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
June 30, 2017
Single name
Corporate debt	$—	$—	$—	$1	$1	$—
First-to-default Basket
Municipal	—	—	100	—	100	—
Index
Corporate debt	1	17	49	13	80	1
Total	$1	$17	$149	$14	$181	$1

December 31, 2016
First-to-default Basket
Municipal	$—	$—	$100	$—	$100	$(3)
Index
Corporate debt	1	19	50	10	80	1
Total	$1	$19	$150	$10	$180	$(2)
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
6. Reinsurance
The effects of reinsurance on premiums and contract charges are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Direct	$183	$177	$363	$354
Assumed
Affiliate	55	35	108	69
Non-affiliate	193	202	391	405
Ceded
Affiliate	(13)	(13)	(26)	(26)
Non-affiliate	(71)	(74)	(141)	(144)
Premiums and contract charges, net of reinsurance	$347	$327	$695	$658

The effects of reinsurance on contract benefits are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Direct	$257	$257	$516	$513
Assumed
Affiliate	34	20	63	41
Non-affiliate	147	145	263	278
Ceded
Affiliate	(8)	(9)	(16)	(18)
Non-affiliate	(66)	(72)	(108)	(135)
Contract benefits, net of reinsurance	$364	$341	$718	$679
The effects of reinsurance on interest credited to contractholder funds are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Direct	$140	$154	$276	$315
Assumed
Affiliate	2	2	4	4
Non-affiliate	31	27	64	52
Ceded
Affiliate	(6)	(5)	(11)	(10)
Non-affiliate	(6)	(6)	(11)	(11)
Interest credited to contractholder funds, net of reinsurance	$161	$172	$322	$350
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
The aggregate liability balance related to all guarantees was not material as of June 30, 2017.
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
In June 2017, the Company entered into a Global Resolution Agreement (“GRA”) to resolve the unclaimed property examination that a third-party auditor conducted of the Company on behalf of participating state treasurers. The GRA will not become effective until at least two-thirds of the participating states become signatory states. Under the terms of the GRA, the Company denied any wrongdoing. Pursuant to the GRA, the third-party auditor acting on behalf of the signatory states will compare matching criteria, including the Social Security Death Master File, to identify deceased insureds and contract holders where a valid claim has not been made. The Company had already implemented broad search procedures in order to identify potential claims, and as a result, it is not anticipated the auditor will identify a significant number of potential claims not already identified by the Company. The Company continues to be examined by certain state insurance departments for compliance with unclaimed property laws.  It is possible that this examination may result in additional payments of abandoned funds to states and to changes in the Company’s practices and procedures for the identification of escheatable funds, which could impact benefit payments and reserves, among other consequences; however, it is not likely to have a material effect on the condensed consolidated financial statements of the Company.
8. Other Comprehensive Income
The components of other comprehensive income on a pre-tax and after-tax basis are as follows:

($ in millions)	Three months ended June 30,
	2017			2016
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$178	$(62)	$116	$351	$(123)	$228
Less: reclassification adjustment of realized capital gains and losses	(3)	1	(2)	(8)	3	(5)
Unrealized net capital gains and losses	181	(63)	118	359	(126)	233
Unrealized foreign currency translation adjustments	—	—	—	9	(3)	6
Other comprehensive income	$181	$(63)	$118	$368	$(129)	$239

	Six months ended June 30,
	2017			2016
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$281	$(99)	$182	$674	$(236)	$438
Less: reclassification adjustment of realized capital gains and losses	(1)	—	(1)	(55)	19	(36)
Unrealized net capital gains and losses	282	(99)	183	729	(255)	474
Unrealized foreign currency translation adjustments	(5)	2	(3)	6	(2)	4
Other comprehensive income	$277	$(97)	$180	$735	$(257)	$478

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Allstate Life Insurance Company
Northbrook, Illinois 60062

We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the “Company”), an affiliate of The Allstate Corporation, as of June 30, 2017, and the related condensed consolidated statements of operations and comprehensive income for the three-month and six-month periods ended June 30, 2017 and 2016, and of shareholder’s equity and cash flows for the six-month periods ended June 30, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.

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

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
August 3, 2017

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND SIX-MONTH PERIODS ENDED JUNE 30, 2017 AND 2016

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
HIGHLIGHTS

•
Net income was $120 million and $206 million in the second quarter and first six months of 2017, respectively, compared to $94 million and $146 million in the second quarter and first six months of 2016, respectively.

•
Premiums and contract charges totaled $347 million in the second quarter of 2017, an increase of 6.1% from $327 million in the second quarter of 2016, and $695 million in the first six months of 2017, an increase of 5.6% from $658 million in the first six months of 2016.

•
Investments totaled $34.30 billion as of June 30, 2017, reflecting a decrease of $769 million from $35.07 billion as of December 31, 2016. Net investment income increased 13.7% to $473 million in the second quarter of 2017 and 7.5% to $877 million in the first six months of 2017 from $416 million and $816 million in the second quarter and first six months of 2016, respectively.

•
Net realized capital losses totaled $4 million and $5 million in the second quarter and first six months of 2017, respectively, compared to $1 million and $47 million in the second quarter and first six months of 2016, respectively.

•	Contractholder funds totaled $19.01 billion as of June 30, 2017, reflecting a decrease of $457 million from $19.47 billion as of December 31, 2016.

•
Effective January 1, 2017, ALIC entered into a coinsurance reinsurance agreement with Allstate Assurance Company (“AAC”) to assume certain term life insurance policies. This business generated approximately $16 million of premiums and $9 million of contract benefits in fourth quarter 2016.

OPERATIONS
Summary analysis Summarized financial data is presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenues
Premiums	$170	$147	$339	$296
Contract charges	177	180	356	362
Net investment income	473	416	877	816
Realized capital gains and losses	(4)	(1)	(5)	(47)
Total revenues	816	742	1,567	1,427

Costs and expenses
Contract benefits	(364)	(341)	(718)	(679)
Interest credited to contractholder funds	(161)	(172)	(322)	(350)
Amortization of deferred policy acquisition costs (“DAC”)	(43)	(37)	(84)	(74)
Operating costs and expenses	(68)	(52)	(137)	(108)
Restructuring and related charges	—	(1)	—	(1)
Interest expense	(2)	(3)	(3)	(7)
Total costs and expenses	(638)	(606)	(1,264)	(1,219)

Gain on disposition of operations	2	1	4	3
Income tax expense	(60)	(43)	(101)	(65)
Net income	$120	$94	$206	$146

Investments as of June 30			$34,298	$35,888
Net income was $120 million in the second quarter of 2017 compared to $94 million in the second quarter of 2016. The increase was primarily due to higher net investment income, higher premiums and lower interest credited to contractholder funds, partially offset by higher contract benefits and operating costs and expenses. Net income was $206 million in the first six months of 2017 compared to $146 million in the first six months of 2016. The increase was primarily due to higher net investment income, higher premiums, lower net realized capital losses and lower interest credited to contractholder funds, partially offset by higher contract benefits and operating costs and expenses.
Analysis of revenues Total revenues increased 10.0% or $74 million in the second quarter of 2017 compared to the second quarter of 2016, primarily due to higher net investment income and premiums. Total revenues increased 9.8% or $140 million in the first six months of 2017 compared to the first six months of 2016, primarily due to higher net investment income, higher premiums and lower net realized capital losses.
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

The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Underwritten products
Traditional life insurance premiums	$143	$125	$286	$251
Accident and health insurance premiums	27	22	53	45
Interest-sensitive life insurance contract charges	174	177	350	356
Subtotal	344	324	689	652

Annuities
Fixed annuity contract charges	3	3	6	6
Premiums and contract charges (1)	$347	$327	$695	$658
____________

(1)	Contract charges related to the cost of insurance totaled $124 million for both the second quarter of 2017 and 2016 and $249 million for both the first six months of 2017 and 2016.
Premiums and contract charges increased 6.1% or $20 million in the second quarter of 2017 and 5.6% or $37 million in the first six months of 2017 compared to the same periods of 2016, primarily due to higher traditional life premiums related to the reinsurance agreement with AAC effective January 1, 2017.
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

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Contractholder funds, beginning balance	$19,248	$20,329	$19,470	$20,542

Deposits
Interest-sensitive life insurance	222	230	452	469
Fixed annuities	6	11	17	21
Total deposits	228	241	469	490

Interest credited	160	171	320	348

Benefits, withdrawals, maturities and other adjustments
Benefits	(225)	(221)	(453)	(468)
Surrenders and partial withdrawals	(237)	(288)	(479)	(524)
Contract charges	(163)	(165)	(327)	(332)
Net transfers from separate accounts	2	1	3	2
Other adjustments (1)	—	5	10	15
Total benefits, withdrawals, maturities and other adjustments	(623)	(668)	(1,246)	(1,307)

Contractholder funds, ending balance	$19,013	$20,073	$19,013	$20,073
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

Contractholder funds decreased 1.2% and 2.3% in the second quarter and first six months of 2017, respectively, primarily due to the continued runoff of our deferred fixed annuity business. We exited the continuing sale of annuities over an eight year period from 2006 to 2014, but still accept additional deposits on existing contracts.
Contractholder deposits decreased 5.4% and 4.3% in the second quarter and first six months of 2017, respectively, compared to the same periods of 2016, primarily due to lower deposits on interest-sensitive life insurance and lower additional deposits on fixed annuities.
Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 17.7% to $237 million in the second quarter of 2017 and 8.6% to $479 million in the first six months of 2017 from $288 million and $524 million in the second quarter and first six months of 2016, respectively. The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 6.2% in the first six months of 2017 compared to 6.4% in the first six months of 2016.
Analysis of costs and expenses Total costs and expenses increased 5.3% or $32 million in the second quarter of 2017 and 3.7% or $45 million in the first six months of 2017 compared to the same periods of 2016, primarily due to higher contract benefits and operating costs and expenses, partially offset by lower interest credited to contractholder funds.
Contract benefits increased 6.7% or $23 million in the second quarter of 2017 and 5.7% or $39 million in the first six months of 2017 compared to the same periods of 2016, primarily due to higher life insurance mortality experience and an increase related to the reinsurance agreement with AAC effective January 1, 2017.
We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”). This implied interest totaled $127 million and $252 million in the second quarter and first six months of 2017, respectively, compared to $129 million and $257 million in the second quarter and first six months of 2016, respectively.
The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Life insurance	$74	$73	$143	$143
Accident and health insurance	11	11	22	22
Annuities	(28)	(25)	(43)	(42)
Total benefit spread	$57	$59	$122	$123
Interest credited to contractholder funds decreased 6.4% or $11 million in the second quarter of 2017 and 8.0% or $28 million in the first six months of 2017 compared to the same periods of 2016, primarily due to lower average contractholder funds. Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged increased interest credited to contractholder funds by $1 million in both the second quarter and first six months of 2017 compared to increases of $6 million and $12 million in the second quarter and first six months of 2016, respectively.
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
The investment spread by product group is shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Annuities and institutional products	$93	$35	$121	$51
Life insurance	32	30	62	65
Accident and health insurance	2	2	3	3
Net investment income on investments supporting capital	59	54	118	102
Investment spread before valuation changes on embedded derivatives that are not hedged	186	121	304	221
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	(1)	(6)	(1)	(12)
Total investment spread	$185	$115	$303	$209
Investment spread before valuation changes on embedded derivatives that are not hedged increased 53.7% or $65 million in the second quarter of 2017 and 37.6% or $83 million in the first six months of 2017 compared to the same periods of 2016, primarily due to higher net investment income and lower credited interest.

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

	Three months ended June 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2017	2016	2017	2016	2017	2016
Interest-sensitive life insurance	5.2%	5.0%	3.8%	3.9%	1.4%	1.1%
Deferred fixed annuities and institutional products	4.2	4.2	2.8	2.8	1.4	1.4
Immediate fixed annuities with and without life contingencies	8.9	6.5	6.0	5.9	2.9	0.6
Investments supporting capital, traditional life and other products	3.9	3.8	n/a	n/a	n/a	n/a

	Six months ended June 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2017	2016	2017	2016	2017	2016
Interest-sensitive life insurance	5.1%	5.1%	3.8%	3.9%	1.3%	1.2%
Deferred fixed annuities and institutional products	4.3	4.1	2.8	2.8	1.5	1.3
Immediate fixed annuities with and without life contingencies	7.6	6.3	6.0	5.9	1.6	0.4
Investments supporting capital, traditional life and other products	3.8	3.7	n/a	n/a	n/a	n/a
The following table summarizes our product liabilities.

($ in millions)	June 30,
	2017	2016
Immediate fixed annuities with life contingencies	$8,574	$8,650
Other life contingent contracts and other	2,752	2,690
Reserve for life-contingent contract benefits	$11,326	$11,340

Interest-sensitive life insurance	$7,334	$7,283
Deferred fixed annuities	8,486	9,284
Immediate fixed annuities without life contingencies	2,790	2,997
Institutional products	—	85
Other	403	424
Contractholder funds	$19,013	$20,073
Amortization of DAC The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$39	$34	$76	$70
Amortization relating to realized capital gains and losses (1) and valuation changes on embedded derivatives that are not hedged	4	3	8	4
Amortization acceleration for changes in assumptions (“DAC unlocking”)	—	—	—	—
Total amortization of DAC	$43	$37	$84	$74
_____________

(1)
The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

Amortization of DAC increased 16.2% or $6 million in the second quarter of 2017 and 13.5% or $10 million in the first six months of 2017 compared to the same periods of 2016. The increase in both periods relates to higher gross profits and net realized capital gains on interest-sensitive life insurance.
Operating costs and expenses increased 30.8% or $16 million in the second quarter of 2017 and 26.9% or $29 million in the first six months of 2017 compared to the same periods of 2016. The following table summarizes operating costs and expenses.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Non-deferrable commissions	$3	$5	$7	$12
General and administrative expenses	65	47	130	96
Total operating costs and expenses	$68	$52	$137	$108
General and administrative expenses increased 38.3% or $18 million in the second quarter of 2017 and 35.4% or $34 million in the first six months of 2017 compared to the same periods of 2016, primarily due to higher operating costs related to the reinsurance agreement with AAC effective January 1, 2017 and higher guaranty fund expenses. The second quarter 2016 period included a reduction in the accrual for anticipated guaranty fund expenses.
In April 2016, the U.S. Department of Labor (“DOL”) issued a rule expanding the range of activities considered to be “investment advice” and establishing a new framework for determining whether an entity or person is a “fiduciary” when selling mutual funds, variable and indexed annuities, or variable life products in connection with an Individual Retirement Account (“IRA”) or an employee benefit plan covered under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Allstate Life Group does not currently sell proprietary annuities or proprietary variable life products in connection with IRAs or employee benefit plans covered under ERISA. Products that we previously offered and continue to have in force, such as indexed annuities, are impacted by the rule. Compliance with the regulation may add costs and may impact producer compensation and processes. The financial impact to The Allstate Life Group is expected to be immaterial. The phased implementation of the rule began June 9, 2017, with full compliance currently required by January 1, 2018. The DOL is engaging in analysis of the issues raised by the President of the United States directing the DOL to examine the fiduciary duty rule to determine whether it may adversely affect investors or retirees or adversely affect the ability of Americans to gain access to retirement information and financial advice.  The DOL has issued a Request For Information to assist the DOL in assessing the impact. It is yet to be determined whether any other action, including changes to the rule’s requirements, will result from the DOL’s continued examination of the rule. In addition, the new Securities and Exchange Commission Chairman has pledged to work with the DOL Secretary on a fiduciary rule.
INVESTMENTS
Portfolio composition The composition of the investment portfolio as of June 30, 2017 is presented in the following table.

($ in millions)		Percent to total
Fixed income securities (1)	$23,651	69.0%
Mortgage loans	3,793	11.0
Equity securities (2)	1,617	4.7
Limited partnership interests (3)	2,946	8.6
Short-term investments (4)	505	1.5
Policy loans	555	1.6
Other	1,231	3.6
Total	$34,298	100.0%
__________

(1)	Fixed income securities are carried at fair value. Amortized cost basis for these securities was $22.32 billion.

(2)	Equity securities are carried at fair value. Cost basis for these securities was $1.42 billion.

(3)	We have commitments to invest in additional limited partnership interests totaling $1.41 billion.

(4)	Short-term investments are carried at fair value.
Investments totaled $34.30 billion as of June 30, 2017, decreasing from $35.07 billion as of December 31, 2016, primarily due to dividends paid to Allstate Insurance Company (“AIC”) and net reductions in contractholder funds, partially offset by higher fixed income and equity valuations and positive operating cash flows.

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
Performance-Based strategy seeks to deliver attractive risk-adjusted returns and supplement market risk with idiosyncratic risk. Returns are impacted by a variety of factors including general macroeconomic and public market conditions as public benchmarks are often used in the valuation of underlying investments. Variability in earnings will also result from the performance of the underlying assets or business and the timing of sales of those investments. Earnings from the sales of investments may be recorded as net investment income or realized capital gains and losses. The portfolio, which primarily includes private equity, real estate, infrastructure and agriculture-related assets, is diversified across a number of characteristics, including managers or partners, vintage years, strategies, geographies (including international) and industry sectors or property types. These investments are generally illiquid in nature, often require specialized expertise, typically involve a third party manager, and often enhance returns and income through transformation at the company or property level. A portion of these investments seek returns in markets or asset classes that are dislocated or special situations, primarily in private markets.
The following table presents the investment portfolio by strategy as of June 30, 2017.

($ in millions)	Total	Market-Based Core	Market-Based Active	Performance-Based
Fixed income securities	$23,651	$22,681	$965	$5
Mortgage loans	3,793	3,793	—	—
Equity securities	1,617	1,366	206	45
Limited partnership interests	2,946	191	—	2,755
Short-term investments	505	461	44	—
Policy loans	555	555	—	—
Other	1,231	1,066	3	162
Total	$34,298	$30,113	$1,218	$2,967
% of total		88%	3%	9%

Unrealized net capital gains and losses
Fixed income securities	$1,327	$1,318	$9	$—
Equity securities	198	188	6	4
Other	3	3	—	—
Total	$1,528	$1,509	$15	$4
Fixed income securities by type are listed in the following table.

($ in millions)	Fair value as of June 30, 2017	Fair value as of December 31, 2016
U.S. government and agencies	$653	$1,014
Municipal	2,270	2,274
Corporate	19,574	19,681
Foreign government	312	332
Asset-backed securities (“ABS”)	403	331
Residential mortgage-backed securities (“RMBS”)	285	333
Commercial mortgage-backed securities (“CMBS”)	139	241
Redeemable preferred stock	15	16
Total fixed income securities	$23,651	$24,222

Fixed income securities are rated by third party credit rating agencies and/or are internally rated. As of June 30, 2017, 87.0% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P Global Ratings (“S&P”), a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.
The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit quality as of June 30, 2017.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$653	$44	$—	$—	$653	$44
Municipal	2,237	269	33	1	2,270	270
Corporate
Public	11,812	572	1,663	54	13,475	626
Privately placed	5,086	279	1,013	30	6,099	309
Foreign government	312	26	—	—	312	26
ABS
Collateralized debt obligations (“CDO”)	46	(6)	17	4	63	(2)
Consumer and other asset-backed securities (“Consumer and other ABS”)	339	—	1	—	340	—
RMBS
U.S. government sponsored entities (“U.S. Agency”)	50	3	—	—	50	3
Non-agency	12	—	223	43	235	43
CMBS	26	—	113	6	139	6
Redeemable preferred stock	15	2	—	—	15	2
Total fixed income securities	$20,588	$1,189	$3,063	$138	$23,651	$1,327
Municipal bonds totaled $2.27 billion as of June 30, 2017 with an unrealized net capital gain of $270 million. The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).
Corporate bonds, including publicly traded and privately placed, totaled $19.57 billion as of June 30, 2017, with an unrealized net capital gain of $935 million. Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.
ABS, including CDO and Consumer and other ABS, totaled $403 million as of June 30, 2017, with 95.5% rated investment grade and an unrealized net capital loss of $2 million. Credit risk is managed by monitoring the performance of the underlying collateral. Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.
CDO totaled $63 million as of June 30, 2017, with 73.0% rated investment grade. CDO consist of obligations collateralized by cash flow CDO, which are structures collateralized primarily by below investment grade senior secured corporate loans.
Consumer and other ABS totaled $340 million as of June 30, 2017, with 99.7% rated investment grade.
RMBS totaled $285 million as of June 30, 2017, with 21.8% rated investment grade and an unrealized net capital gain of $46 million. The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to prepayment risk from the underlying residential mortgage loans. RMBS consists of a U.S. Agency portfolio having collateral issued or guaranteed by U.S. government agencies and a non-agency portfolio consisting of securities collateralized by Prime, Alt-A and Subprime loans. The non-agency portfolio totaled $235 million as of June 30, 2017, with 5.1% rated investment grade and an unrealized net capital gain of $43 million.
CMBS totaled $139 million as of June 30, 2017, with 18.7% rated investment grade and an unrealized net capital gain of $6 million. The CMBS portfolio is subject to credit risk and has a sequential paydown structure. All of the CMBS investments are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.

Mortgage loans totaled $3.79 billion as of June 30, 2017 and primarily comprise loans secured by first mortgages on developed commercial real estate. Key considerations used to manage our exposure include property type and geographic diversification. For further detail on our mortgage loan portfolio, see Note 3 of the condensed consolidated financial statements.
Equity securities primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments. The equity securities portfolio was $1.62 billion as of June 30, 2017, with an unrealized net capital gain of $198 million.
Limited partnership interests include interests in private equity funds and co-investments, real estate funds and joint ventures, and other funds. The following table presents carrying value and other information about our limited partnership interests as of June 30, 2017.

($ in millions)	Private equity	Real estate	Other	Total
Cost method of accounting (“Cost”)	$520	$48	$15	$583
Equity method of accounting (“EMA”)	1,824	363	176	2,363
Total	$2,344	$411	$191	$2,946

Number of managers	128	25	4	157
Number of individual investments	230	51	4	285
Largest exposure to single investment	$136	$41	$86	$136
Unrealized net capital gains totaled $1.53 billion as of June 30, 2017 compared to $1.20 billion as of December 31, 2016.  The increase for fixed income securities was primarily due to a decrease in market yields resulting from tighter credit spreads and a decrease in long-term risk-free interest rates. The increase for equity securities was primarily due to favorable equity market performance.
The following table presents unrealized net capital gains and losses.

($ in millions)	June 30, 2017	December 31, 2016
U.S. government and agencies	$44	$46
Municipal	270	257
Corporate	935	736
Foreign government	26	28
ABS	(2)	(6)
RMBS	46	39
CMBS	6	8
Redeemable preferred stock	2	2
Fixed income securities	1,327	1,110
Equity securities	198	82
Derivatives	3	5
EMA limited partnerships	—	(2)
Unrealized net capital gains and losses, pre-tax	$1,528	$1,195
The unrealized net capital gain for the fixed income portfolio totaled $1.33 billion, comprised of $1.43 billion of gross unrealized gains and $102 million of gross unrealized losses as of June 30, 2017. This is compared to an unrealized net capital gain for the fixed income portfolio totaling $1.11 billion, comprised of $1.31 billion of gross unrealized gains and $200 million of gross unrealized losses as of December 31, 2016.

Gross unrealized gains and losses on fixed income securities by type and sector as of June 30, 2017 are provided in the following table.

($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
Corporate:
Consumer goods (cyclical and non-cyclical)	$5,265	$216	$(17)	$5,464
Utilities	3,527	327	(17)	3,837
Banking	891	22	(16)	897
Capital goods	2,223	92	(10)	2,305
Energy	1,164	71	(5)	1,230
Communications	1,406	65	(5)	1,466
Financial services	1,044	65	(3)	1,106
Basic industry	949	48	(3)	994
Transportation	892	68	(2)	958
Technology	1,085	33	(2)	1,116
Other	193	8	—	201
Total corporate fixed income portfolio	18,639	1,015	(80)	19,574
U.S. government and agencies	609	45	(1)	653
Municipal	2,000	275	(5)	2,270
Foreign government	286	26	—	312
ABS	405	6	(8)	403
RMBS	239	47	(1)	285
CMBS	133	13	(7)	139
Redeemable preferred stock	13	2	—	15
Total fixed income securities	$22,324	$1,429	$(102)	$23,651
The consumer goods, utilities and capital goods sectors comprise 28%, 20% and 12%, respectively, of the carrying value of our corporate fixed income securities portfolio as of June 30, 2017. The consumer goods, utilities and banking sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of June 30, 2017. In general, the gross unrealized losses are related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase. Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.
The unrealized net capital gain for the equity portfolio totaled $198 million, comprised of $216 million of gross unrealized gains and $18 million of gross unrealized losses as of June 30, 2017. This is compared to an unrealized net capital gain for the equity portfolio totaling $82 million, comprised of $117 million of gross unrealized gains and $35 million of gross unrealized losses as of December 31, 2016.
Net investment income The following table presents net investment income.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Fixed income securities	$269	$274	$537	$544
Mortgage loans	45	47	94	94
Equity securities	14	14	29	21
Limited partnership interests	135	66	200	129
Short-term investments	2	1	3	3
Policy loans	7	8	15	16
Other	21	23	40	44
Investment income, before expense	493	433	918	851
Investment expense	(20)	(17)	(41)	(35)
Net investment income	$473	$416	$877	$816

Market-Based Core	$343	$353	$685	$697
Market-Based Active	9	9	19	16
Performance-Based	141	71	214	138
Investment income, before expense	$493	$433	$918	$851

Net investment income increased 13.7% or $57 million in the second quarter of 2017 and 7.5% or $61 million in the first six months of 2017 compared to the same periods of 2016, primarily due to higher limited partnership income, including private equity value appreciation and distributions related to the sales of underlying investments. The investment portfolio supporting our immediate annuities is managed to ensure the assets match the characteristics of the liabilities and provide the long-term returns needed to support this business. To better match the long-term nature of our immediate annuities, we continue to increase performance-based investments in which we have ownership interests and a greater proportion of return is derived from idiosyncratic asset or operating performance. Economic conditions and equity market performance are reflected in performance-based investment results and income could vary significantly between periods.
Performance-based investments primarily include private equity, real estate, infrastructure and agriculture-related assets with a majority being limited partnerships. The following table presents investment income for performance-based investments.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Limited partnerships
Private equity (1)	$104	$61	$161	$113
Real estate	30	4	37	14
Agriculture-related	1	1	2	2
Performance-based - limited partnerships	135	66	200	129

Non-limited partnerships
Private equity	2	1	6	2
Real estate	4	4	8	7
Agriculture-related	—	—	—	—
Performance-based - non-limited partnerships	6	5	14	9

Total
Private equity	106	62	167	115
Real estate	34	8	45	21
Agriculture-related	1	1	2	2
Total performance-based	$141	$71	$214	$138

Investee level expenses (2)	$(4)	$(4)	$(8)	$(7)
______________________________

(1)	Includes infrastructure.

(2)
Investee level expenses include depreciation and asset level operating expenses reported in investment expense. When calculating the pre-tax yields, investee level expenses are netted against income for directly held real estate and other consolidated investments.

Performance-based investment income increased 98.6% or $70 million in the second quarter of 2017 and 55.1% or $76 million in the first six months of 2017 compared to the same periods of 2016. The increase in both periods reflects the continued growth of our performance-based strategy and included private equity value appreciation and distributions related to the sales of underlying investments.

Realized capital gains and losses The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Impairment write-downs
Fixed income securities	$(4)	$(2)	$(13)	$(12)
Equity securities	(4)	(13)	(11)	(35)
Limited partnership interests	(4)	(3)	(7)	6
Other investments	—	—	(2)	(1)
Total impairment write-downs	(12)	(18)	(33)	(42)
Change in intent write-downs	(1)	(4)	(4)	(7)
Net other-than-temporary impairment losses recognized in earnings	(13)	(22)	(37)	(49)
Sales and other	13	20	41	6
Valuation and settlements of derivative instruments	(4)	1	(9)	(4)
Realized capital gains and losses, pre-tax	(4)	(1)	(5)	(47)
Income tax benefit	1	1	1	17
Realized capital gains and losses, after-tax	$(3)	$—	$(4)	$(30)

Market-Based Core	$(1)	$2	$—	$(36)
Market-Based Active	6	5	10	—
Performance-Based	(9)	(8)	(15)	(11)
Realized capital gains and losses, pre-tax	$(4)	$(1)	$(5)	$(47)
Impairment write-downs totaled $12 million and $33 million in the three and six months ended June 30, 2017. Write-downs on fixed income securities primarily related to issuer specific circumstances. Equity securities were written down due to the length of time and extent to which fair value was below cost, considering our assessment of the financial condition and prospects of the issuer, including relevant industry conditions and trends. Limited partnership write-downs primarily related to private equity investments.
Change in intent write-downs totaled $1 million and $4 million in the three and six months ended June 30, 2017, respectively, and primarily relate to $415 million of equity securities as of June 30, 2017 that we may not hold for a period of time sufficient to recover unrealized losses given our preference to maintain flexibility to reposition the portfolio.
Sales and other generated $13 million and $41 million of net realized capital gains in the three and six months ended June 30, 2017. Sales and other primarily included gains from valuation changes in public securities held in certain limited partnerships, as well as sales of equity securities in connection with ongoing portfolio management.
Valuation and settlements of derivative instruments generated net realized capital losses of $4 million and $9 million for the three and six months ended June 30, 2017, primarily comprised of losses on foreign currency contracts due to the weakening of the U.S. Dollar.

The following table presents realized capital gains and losses for performance-based investments.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Limited partnerships
Private equity	$(5)	$(6)	$(9)	$3
Real estate	2	2	3	2
Agriculture-related	—	—	—	—
Performance-based - limited partnerships (1)	(3)	(4)	(6)	5

Non-limited partnerships
Private equity	(6)	(4)	(9)	(17)
Real estate	—	—	—	1
Agriculture-related	—	—	—	—
Performance-based - non-limited partnerships	(6)	(4)	(9)	(16)

Total
Private equity	(11)	(10)	(18)	(14)
Real estate	2	2	3	3
Agriculture-related	—	—	—	—
Total performance-based	$(9)	$(8)	$(15)	$(11)
______________________________

(1)
Other limited partnership interests are located in the market-based core and are not included in the table above. Realized capital gains and losses were $13 million and $4 million in the second quarter of 2017 and 2016, respectively, and $29 million and $8 million in the first six months of 2017 and 2016, respectively, for these limited partnership interests.

Net realized capital losses on performance-based investments were $9 million in the second quarter of 2017 and $15 million in the first six months of 2017 compared to the same periods of 2016. The second quarter and first six months of 2017 included impairment write-downs on private equity investments and derivative losses related to the hedging of foreign currency risk.
CAPITAL RESOURCES AND LIQUIDITY
Capital resources consist of shareholder’s equity and notes due to related parties, representing funds deployed or available to be deployed to support business operations. The following table summarizes our capital resources.

($ in millions)	June 30, 2017	December 31, 2016
Common stock, retained income and additional capital paid-in	$5,471	$5,731
Accumulated other comprehensive income	858	678
Total shareholder’s equity	6,329	6,409
Notes due to related parties	140	465
Total capital resources	$6,469	$6,874
Shareholder’s equity decreased in the first six months of 2017, primarily due to dividends paid to AIC, partially offset by net income and increased unrealized net capital gains on investments.
Notes due to related parties In January 2017, $325 million of surplus notes due to an unconsolidated affiliate were redeemed.
Financial ratings and strength Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, the current level of operating leverage and AIC’s ratings. In July 2017, Moody’s affirmed our insurance financial strength rating of A1 and the outlook for the rating remained stable. There have been no changes to our ratings from A.M. Best or S&P since December 31, 2016.
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
Allstate parent company capital capacity At the parent holding company level, the Corporation has deployable assets totaling $2.11 billion as of June 30, 2017 comprising cash and investments that are generally saleable within one quarter. This provides funds for the parent company’s fixed charges and other corporate purposes.
The Company has access to borrowings to support liquidity through the Corporation as follows. The amount available to the Company is at the discretion of the Corporation.

•
A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs. As of June 30, 2017, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•
A $1.00 billion unsecured revolving credit facility that is available for short-term liquidity requirements. The maturity date of this facility is April 2021. The facility is fully subscribed among 11 lenders with the largest commitment being $115 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing. This facility has a financial covenant requiring that the Corporation not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 15.5% as of June 30, 2017. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Corporation’s senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during the second quarter or the first six months of 2017.

•
A universal shelf registration statement that was filed by the Corporation with the Securities and Exchange Commission on April 30, 2015. The Corporation can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 539 million shares of treasury stock as of June 30, 2017), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities the Corporation issues under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure Contractholder funds were $19.01 billion as of June 30, 2017. The following table summarizes contractholder funds by their contractual withdrawal provisions as of June 30, 2017.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$3,006	15.8%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	4,810	25.3
Market value adjustments (2)	1,516	8.0
Subject to discretionary withdrawal without adjustments (3)	9,681	50.9
Total contractholder funds (4)	$19,013	100.0%

____________

(1)	Includes $1.16 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)
$957 million of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 1, 5, 7 or 10 years) during which there is no surrender charge or market value adjustment.

(3)	88% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)	Includes $757 million of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.
Retail life and annuity products may be surrendered by customers for a variety of reasons. Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs. Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications. In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement. The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 6.2% and 6.4% in the first six months of 2017 and 2016, respectively. We strive to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.
Our asset-liability management practices enable us to manage the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance and annuity product obligations.
Cash flows As reflected in our Condensed Consolidated Statements of Cash Flows, lower cash provided by operating activities in the first six months of 2017 compared to the first six months of 2016 was primarily due to higher payments for operating expenses and a decrease in payables, partially offset by higher premiums.
Higher cash provided by investing activities in the first six months of 2017 compared to the first six months of 2016 was the result of a reduction in short-term investments to fund the dividends paid to AIC.
Higher cash used in financing activities in the first six months of 2017 compared to the first six months of 2016 was primarily due to the dividends paid to AIC.
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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2017, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits

(a)            Exhibits

The following is a list of exhibits filed as part of this Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated August 3, 2017, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company
(Registrant)

August 3, 2017
	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)