Form 10-Q
period 2017-09-30
ALLSTATE LIFE INSURANCE CO
filed 2017-11-02
CIK 352736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

The registrant meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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
Yes ___           No   X

As of November 2, 2017, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2017

PART I	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three-Month and Nine-Month Periods Ended September 30, 2017 and 2016 (unaudited)	1

	Condensed Consolidated Statements of Financial Position as of September 30, 2017 (unaudited) and December 31, 2016	2

	Condensed Consolidated Statements of Shareholder’s Equity for the Nine-Month Periods Ended September 30, 2017 and 2016 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine-Month Periods Ended September 30, 2017 and 2016 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

	Report of Independent Registered Public Accounting Firm	34

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Highlights	35
	Operations	36
	Investments	41
	Capital Resources and Liquidity	48
	Forward Looking Statements	50

Item 4.	Controls and Procedures	50

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	51

Item 1A.	Risk Factors	51

Item 6.	Exhibits	51

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
	(unaudited)		(unaudited)
Revenues
Premiums	$172	$147	$511	$443
Contract charges	174	177	530	539
Net investment income	439	408	1,316	1,224
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(4)	(39)	(45)	(95)
OTTI losses reclassified to (from) other comprehensive income	(2)	—	2	7
Net OTTI losses recognized in earnings	(6)	(39)	(43)	(88)
Sales and other realized capital gains and losses	25	20	57	22
Total realized capital gains and losses	19	(19)	14	(66)
	804	713	2,371	2,140
Costs and expenses
Contract benefits	331	367	1,049	1,046
Interest credited to contractholder funds	161	170	483	520
Amortization of deferred policy acquisition costs	32	24	116	98
Operating costs and expenses	69	56	206	164
Restructuring and related charges	1	—	1	1
Interest expense	1	4	4	11
	595	621	1,859	1,840

Gain on disposition of operations	1	1	5	4

Income from operations before income tax expense	210	93	517	304

Income tax expense	70	28	171	93

Net income	140	65	346	211

Other comprehensive income, after-tax
Change in unrealized net capital gains and losses	45	73	228	547
Change in unrealized foreign currency translation adjustments	8	(3)	5	1
Other comprehensive income, after-tax	53	70	233	548

Comprehensive income	$193	$135	$579	$759

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	September 30, 2017	December 31, 2016
Assets	(unaudited)
Investments
Fixed income securities, at fair value (amortized cost $22,081 and $23,112)	$23,425	$24,222
Mortgage loans	3,735	3,938
Equity securities, at fair value (cost $1,406 and $1,429)	1,662	1,511
Limited partnership interests	3,138	2,776
Short-term, at fair value (amortized cost $712 and $566)	712	566
Policy loans	560	563
Other	1,242	1,491
Total investments	34,474	35,067
Cash	242	138
Deferred policy acquisition costs	1,151	1,187
Reinsurance recoverables from non-affiliates	2,275	2,339
Reinsurance recoverables from affiliates	439	452
Accrued investment income	271	273
Other assets	491	410
Separate Accounts	3,401	3,373
Total assets	$42,744	$43,239
Liabilities
Contractholder funds	$18,823	$19,470
Reserve for life-contingent contract benefits	11,302	11,322
Unearned premiums	5	5
Payable to affiliates, net	47	52
Other liabilities and accrued expenses	1,057	952
Deferred income taxes	1,447	1,191
Notes due to related parties	140	465
Separate Accounts	3,401	3,373
Total liabilities	36,222	36,830
Commitments and Contingent Liabilities (Note 7)
Shareholder’s equity
Redeemable preferred stock - series A, $100 par value, 1,500,000 shares authorized, none issued	—	—
Redeemable preferred stock - series B, $100 par value, 1,500,000 shares authorized, none issued	—	—
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	2,024	1,990
Retained income	3,582	3,736
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	37	39
Other unrealized net capital gains and losses	999	733
Unrealized adjustment to DAC, DSI and insurance reserves	(127)	(91)
Total unrealized net capital gains and losses	909	681
Unrealized foreign currency translation adjustments	2	(3)
Total accumulated other comprehensive income	911	678
Total shareholder’s equity	6,522	6,409
Total liabilities and shareholder’s equity	$42,744	$43,239

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

($ in millions)	Nine months ended September 30,
	2017	2016
	(unaudited)
Common stock	$5	$5

Additional capital paid-in
Balance, beginning of period	1,990	1,990
Gain on reinsurance with an affiliate	34	—
Balance, end of period	2,024	1,990

Retained income
Balance, beginning of period	3,736	3,417
Net income	346	211
Dividends	(500)	—
Balance, end of period	3,582	3,628

Accumulated other comprehensive income
Balance, beginning of period	678	521
Change in unrealized net capital gains and losses	228	547
Change in unrealized foreign currency translation adjustments	5	1
Balance, end of period	911	1,069

Total shareholder’s equity	$6,522	$6,692

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Nine months ended September 30,
	2017	2016
Cash flows from operating activities	(unaudited)
Net income	$346	$211
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(49)	(48)
Realized capital gains and losses	(14)	66
Gain on disposition of operations	(5)	(4)
Interest credited to contractholder funds	483	520
Changes in:
Policy benefits and other insurance reserves	(425)	(454)
Deferred policy acquisition costs	27	37
Reinsurance recoverables, net	45	25
Income taxes	156	108
Other operating assets and liabilities	(185)	(72)
Net cash provided by operating activities	379	389
Cash flows from investing activities
Proceeds from sales
Fixed income securities	3,319	5,116
Equity securities	1,062	842
Limited partnership interests	347	247
Other investments	7	37
Investment collections
Fixed income securities	1,226	1,569
Mortgage loans	450	280
Other investments	140	107
Investment purchases
Fixed income securities	(3,529)	(5,771)
Equity securities	(1,028)	(841)
Limited partnership interests	(479)	(523)
Mortgage loans	(246)	(353)
Other investments	(162)	(148)
Change in short-term investments, net	(79)	(52)
Change in policy loans and other investments, net	(32)	(37)
Net cash provided by investing activities	996	473
Cash flows from financing activities
Contractholder fund deposits	605	641
Contractholder fund withdrawals	(1,362)	(1,492)
Dividends paid	(500)	—
Other	(14)	—
Net cash used in financing activities	(1,271)	(851)
Net increase in cash	104	11
Cash at beginning of period	138	104
Cash at end of period	$242	$115

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
The condensed consolidated financial statements and notes as of September 30, 2017 and for the three-month and nine-month periods ended September 30, 2017 and 2016 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated.
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

Premiums and contract charges
The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Premiums
Traditional life insurance	$143	$124	$429	$375
Accident and health insurance	29	23	82	68
Total premiums	172	147	511	443

Contract charges
Interest-sensitive life insurance	170	173	520	529
Fixed annuities	4	4	10	10
Total contract charges	174	177	530	539
Total premiums and contract charges	$346	$324	$1,041	$982
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
Pending accounting standards
Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued guidance requiring equity investments, including equity securities and limited partnership interests, that are not accounted for under the equity method of accounting or result in consolidation to be measured at fair value with changes in fair value recognized in net income. Equity investments without readily determinable fair values may be measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. When a qualitative assessment of equity investments without readily determinable fair values indicates that impairment exists, the carrying value is required to be adjusted to fair value, if lower. The guidance clarifies that an entity should evaluate the realizability of a deferred tax asset related to available-for-sale fixed income securities in combination with the entity’s other deferred tax assets. The guidance also changes certain disclosure requirements. The guidance is effective for interim and annual periods beginning after December 15, 2017, and is to be applied through a cumulative-effect adjustment to beginning retained income which results in no impact to the Company’s results of operations. The new guidance related to equity investments without readily determinable fair values is applied prospectively as of the date of adoption. The most significant anticipated impacts, using values as of September 30, 2017, relate to the change in accounting for equity securities where $256 million of pre-tax unrealized net capital gains would be reclassified from accumulated other comprehensive income to retained income and cost method limited partnership interests (excluding limited partnership interests accounted for on a cost recovery basis), where the carrying value of these investments would increase by approximately $84 million, pre-tax, with the offsetting after-tax adjustment recognized in retained income.
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
Accounting for Hedging Activities
In August 2017, the FASB issued amendments intended to better align hedge accounting with an organization’s risk management activities. The amendments expand hedge accounting for nonfinancial and financial risk components and revise the measurement methodologies to better align with an organization’s risk management activities. Separate presentation of hedge ineffectiveness is eliminated to provide greater transparency of the full impact of hedging by requiring presentation of the results of the hedged item and hedging instrument in a single financial statement line item. In addition, the amendments reduce complexity by simplifying the manner in which assessments of hedge effectiveness may be performed. The guidance is effective for annual periods beginning after December 15, 2018 and for interim periods within those annual periods. The presentation and disclosure guidance is effective on a prospective basis. The impact of adoption is not expected to be material to the Company’s results of operations or financial position.
2. Supplemental Cash Flow Information
Non-cash investing activities include $16 million and $105 million related to mergers and exchanges completed with equity securities, and modifications of certain mortgage loans and other investments for the nine months ended September 30, 2017 and 2016, respectively. Non-cash financing activities included $34 million related to debt acquired in conjunction with the purchase of an investment for the nine months ended September 30, 2016.
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

($ in millions)	Nine months ended September 30,
	2017	2016
Net change in proceeds managed
Net change in fixed income securities	$38	$(126)
Net change in short-term investments	(64)	175
Operating cash flow (used) provided	(26)	49
Net change in cash	1	—
Net change in proceeds managed	$(25)	$49

Net change in liabilities
Liabilities for collateral, beginning of period	$(550)	$(550)
Liabilities for collateral, end of period	(575)	(501)
Operating cash flow provided (used)	$25	$(49)

3. Investments
Fair values
The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
September 30, 2017
U.S. government and agencies	$569	$43	$(1)	$611
Municipal	1,985	272	(5)	2,252
Corporate	18,516	1,027	(69)	19,474
Foreign government	286	24	—	310
Asset-backed securities (“ABS”)	373	6	(7)	372
Residential mortgage-backed securities (“RMBS”)	221	49	(1)	269
Commercial mortgage-backed securities (“CMBS”)	118	8	(4)	122
Redeemable preferred stock	13	2	—	15
Total fixed income securities	$22,081	$1,431	$(87)	$23,425

December 31, 2016
U.S. government and agencies	$968	$48	$(2)	$1,014
Municipal	2,017	264	(7)	2,274
Corporate	18,945	905	(169)	19,681
Foreign government	304	28	—	332
ABS	337	4	(10)	331
RMBS	294	42	(3)	333
CMBS	233	17	(9)	241
Redeemable preferred stock	14	2	—	16
Total fixed income securities	$23,112	$1,310	$(200)	$24,222
Scheduled maturities
The scheduled maturities for fixed income securities are as follows as of September 30, 2017:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$1,581	$1,593
Due after one year through five years	8,243	8,649
Due after five years through ten years	7,354	7,631
Due after ten years	4,191	4,789
	21,369	22,662
ABS, RMBS and CMBS	712	763
Total	$22,081	$23,425
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.

Net investment income
Net investment income is as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Fixed income securities	$263	$268	$800	$812
Mortgage loans	46	50	140	144
Equity securities	9	10	38	31
Limited partnership interests	115	67	315	196
Short-term investments	3	1	6	4
Policy loans	8	8	23	24
Other	17	21	57	65
Investment income, before expense	461	425	1,379	1,276
Investment expense	(22)	(17)	(63)	(52)
Net investment income	$439	$408	$1,316	$1,224
Realized capital gains and losses
Realized capital gains and losses by asset type are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Fixed income securities	$4	$(17)	$(9)	$(42)
Mortgage loans	1	—	1	1
Equity securities	7	3	3	(31)
Limited partnership interests	11	(1)	34	12
Derivatives	(4)	(1)	(13)	(2)
Other	—	(3)	(2)	(4)
Realized capital gains and losses	$19	$(19)	$14	$(66)
Realized capital gains and losses by transaction type are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Impairment write-downs	$(6)	$(37)	$(39)	$(79)
Change in intent write-downs	—	(2)	(4)	(9)
Net other-than-temporary impairment losses recognized in earnings	(6)	(39)	(43)	(88)
Sales and other	29	21	70	27
Valuation and settlements of derivative instruments	(4)	(1)	(13)	(5)
Realized capital gains and losses	$19	$(19)	$14	$(66)
Gross gains of $22 million and $28 million and gross losses of $8 million and $18 million were realized on sales of fixed income and equity securities during the three months ended September 30, 2017 and 2016, respectively. Gross gains of $77 million and $134 million and gross losses of $52 million and $129 million were realized on sales of fixed income and equity securities during the nine months ended September 30, 2017 and 2016, respectively.

Other-than-temporary impairment losses by asset type are as follows:

($ in millions)	Three months ended September 30, 2017			Three months ended September 30, 2016
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Corporate	$—	$—	$—	$(12)	$—	$(12)
ABS	(1)	—	(1)	—	—	—
CMBS	1	(2)	(1)	(3)	—	(3)
Total fixed income securities	—	(2)	(2)	(15)	—	(15)
Mortgage loans	(1)	—	(1)	—	—	—
Equity securities	(1)	—	(1)	(9)	—	(9)
Limited partnership interests	(2)	—	(2)	(12)	—	(12)
Other	—	—	—	(3)	—	(3)
Other-than-temporary impairment losses	$(4)	$(2)	$(6)	$(39)	$—	$(39)

	Nine months ended September 30, 2017			Nine months ended September 30, 2016
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(1)	$—	$(1)	$—	$—	$—
Corporate	(7)	3	(4)	(23)	6	(17)
ABS	(1)	—	(1)	(4)	—	(4)
RMBS	—	(2)	(2)	—	—	—
CMBS	(8)	1	(7)	(7)	1	(6)
Total fixed income securities	(17)	2	(15)	(34)	7	(27)
Mortgage loans	(1)	—	(1)	—	—	—
Equity securities	(16)	—	(16)	(51)	—	(51)
Limited partnership interests	(9)	—	(9)	(6)	—	(6)
Other	(2)	—	(2)	(4)	—	(4)
Other-than-temporary impairment losses	$(45)	$2	$(43)	$(95)	$7	$(88)
The total amount of other-than-temporary impairment losses included in accumulated other comprehensive income at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table. The amounts exclude $115 million and $131 million as of September 30, 2017 and December 31, 2016, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	September 30, 2017	December 31, 2016
Municipal	$(4)	$(5)
Corporate	(3)	(5)
ABS	(8)	(11)
RMBS	(38)	(43)
CMBS	(5)	(7)
Total	$(58)	$(71)
Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Beginning balance	$(160)	$(168)	$(176)	$(200)
Additional credit loss for securities previously other-than-temporarily impaired	(2)	(3)	(7)	(8)
Additional credit loss for securities not previously other-than-temporarily impaired	—	(12)	(8)	(19)
Reduction in credit loss for securities disposed or collected	13	4	42	48
Ending balance	$(149)	$(179)	$(149)	$(179)

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
Unrealized net capital gains and losses
Unrealized net capital gains and losses included in accumulated other comprehensive income are as follows:

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
September 30, 2017		Gains	Losses
Fixed income securities	$23,425	$1,431	$(87)	$1,344
Equity securities	1,662	272	(16)	256
Short-term investments	712	—	—	—
Derivative instruments (1)	1	2	(1)	1
Equity method (“EMA”) limited partnerships (2)				—
Unrealized net capital gains and losses, pre-tax				1,601
Amounts recognized for:
Insurance reserves (3)				—
DAC and DSI (4)				(195)
Amounts recognized				(195)
Deferred income taxes				(497)
Unrealized net capital gains and losses, after-tax				$909
_______________

(1)	Included in the fair value of derivative instruments is $1 million classified as assets.

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

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
December 31, 2016		Gains	Losses
Fixed income securities	$24,222	$1,310	$(200)	$1,110
Equity securities	1,511	117	(35)	82
Short-term investments	566	—	—	—
Derivative instruments (1)	5	5	—	5
EMA limited partnerships				(2)
Unrealized net capital gains and losses, pre-tax				1,195
Amounts recognized for:
Insurance reserves				—
DAC and DSI				(140)
Amounts recognized				(140)
Deferred income taxes				(374)
Unrealized net capital gains and losses, after-tax				$681
_______________

(1)	Included in the fair value of derivative instruments is $5 million classified as assets.
Change in unrealized net capital gains and losses
The change in unrealized net capital gains and losses for the nine months ended September 30, 2017 is as follows:

($ in millions)
Fixed income securities	$234
Equity securities	174
Derivative instruments	(4)
EMA limited partnerships	2
Total	406
Amounts recognized for:
Insurance reserves	—
DAC and DSI	(55)
Amounts recognized	(55)
Deferred income taxes	(123)
Increase in unrealized net capital gains and losses, after-tax	$228
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

($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses

September 30, 2017
Fixed income securities
U.S. government and agencies	13	$146	$(1)	—	$—	$—	$(1)
Municipal	6	26	(1)	1	10	(4)	(5)
Corporate	367	2,870	(43)	24	187	(26)	(69)
ABS	25	140	(1)	8	18	(6)	(7)
RMBS	50	2	—	43	27	(1)	(1)
CMBS	6	21	(2)	3	14	(2)	(4)
Total fixed income securities	467	3,205	(48)	79	256	(39)	(87)
Equity securities	94	109	(10)	30	29	(6)	(16)
Total fixed income and equity securities	561	$3,314	$(58)	109	$285	$(45)	$(103)
Investment grade fixed income securities	399	$2,991	$(39)	53	$162	$(24)	$(63)
Below investment grade fixed income securities	68	214	(9)	26	94	(15)	(24)
Total fixed income securities	467	$3,205	$(48)	79	$256	$(39)	$(87)

December 31, 2016
Fixed income securities
U.S. government and agencies	6	$104	$(2)	—	$—	$—	$(2)
Municipal	8	44	(1)	3	18	(6)	(7)
Corporate	629	4,767	(118)	56	414	(51)	(169)
ABS	18	95	(1)	13	76	(9)	(10)
RMBS	47	3	—	50	38	(3)	(3)
CMBS	12	57	(4)	4	15	(5)	(9)
Redeemable preferred stock	1	—	—	—	—	—	—
Total fixed income securities	721	5,070	(126)	126	561	(74)	(200)
Equity securities	167	200	(19)	62	80	(16)	(35)
Total fixed income and equity securities	888	$5,270	$(145)	188	$641	$(90)	$(235)
Investment grade fixed income securities	559	$4,348	$(100)	75	$350	$(47)	$(147)
Below investment grade fixed income securities	162	722	(26)	51	211	(27)	(53)
Total fixed income securities	721	$5,070	$(126)	126	$561	$(74)	$(200)
As of September 30, 2017, $70 million of the $103 million unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $70 million, $47 million are related to unrealized losses on investment grade fixed income securities and $10 million are related to equity securities. Of the remaining $13 million, $8 million have been in an unrealized loss position for less than 12 months. Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P Global Ratings (“S&P”), a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Unrealized losses on investment grade securities are principally related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase.

As of September 30, 2017, the remaining $33 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost. Investment grade fixed income securities comprising $16 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations. Of the $33 million, $11 million are related to below investment grade fixed income securities and $6 million are related to equity securities. None of the below investment grade fixed income securities have been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of September 30, 2017.
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
As of September 30, 2017, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis. As of September 30, 2017, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.
Limited partnerships
As of September 30, 2017 and December 31, 2016, the carrying value of equity method limited partnerships totaled $2.52 billion and $2.19 billion, respectively.  The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary. Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.
As of September 30, 2017 and December 31, 2016, the carrying value for cost method limited partnerships was $617 million and $591 million, respectively. To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment. Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital. Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration. If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value.
Mortgage loans
Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators. Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest. Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate. Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value. Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell or present value of the loan’s expected future repayment cash flows. Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery. The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan. It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of September 30, 2017.
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
The following table reflects the carrying value of non-impaired fixed rate mortgage loans summarized by debt service coverage ratio distribution.

($ in millions)	September 30, 2017	December 31, 2016
Below 1.0	$4	$52
1.0 - 1.25	330	321
1.26 - 1.50	1,008	1,196
Above 1.50	2,378	2,364
Total non-impaired mortgage loans	$3,720	$3,933
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
The net carrying value of impaired mortgage loans is as follows:

($ in millions)	September 30, 2017	December 31, 2016
Impaired mortgage loans with a valuation allowance	$15	$5
Impaired mortgage loans without a valuation allowance	—	—
Total impaired mortgage loans	$15	$5
Valuation allowance on impaired mortgage loans	$4	$3
The average balance of impaired loans was $8 million and $6 million for the nine months ended September 30, 2017 and 2016, respectively.
The rollforward of the valuation allowance on impaired mortgage loans is as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Beginning balance	$3	$3	$3	$3
Net increase in valuation allowance	1	—	1	—
Charge offs	—	—	—	—
Ending balance	$4	$3	$4	$3
Payments on all mortgage loans were current as of September 30, 2017 and December 31, 2016.

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
Certain assets are not carried at fair value on a recurring basis, including investments such as mortgage loans, cost method limited partnership interests, bank loans, agent loans and policy loans. Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to remeasurement at fair value after initial recognition and the resulting remeasurement is reflected in the condensed consolidated financial statements.
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
The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of September 30, 2017.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of September 30, 2017
Assets
Fixed income securities:
U.S. government and agencies	$243	$368	$—		$611
Municipal	—	2,192	60		2,252
Corporate - public	—	13,406	47		13,453
Corporate - privately placed	—	5,780	241		6,021
Foreign government	—	310	—		310
ABS - CDO	—	39	19		58
ABS - consumer and other	—	268	46		314
RMBS	—	269	—		269
CMBS	—	122	—		122
Redeemable preferred stock	—	15	—		15
Total fixed income securities	243	22,769	413		23,425
Equity securities	1,581	4	77		1,662
Short-term investments	138	574	—		712
Other investments: Free-standing derivatives	—	96	1	$(3)	94
Separate account assets	3,401	—	—		3,401
Total recurring basis assets	5,363	23,443	491	(3)	29,294
Non-recurring basis (1)	—	—	15		15
Total assets at fair value	$5,363	$23,443	$506	$(3)	$29,309
% of total assets at fair value	18.3%	80.0%	1.7%	—%	100%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(290)		$(290)
Other liabilities: Free-standing derivatives	—	(42)	—	$2	(40)
Total liabilities at fair value	$—	$(42)	$(290)	$2	$(330)
% of total liabilities at fair value	—%	12.7%	87.9%	(0.6)%	100%
 ____________

(1)	Includes $5 million of limited partnership interests and $10 million of mortgage loans written-down to fair value in connection with recognizing other-than-temporary impairments.

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2016.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2016
Assets
Fixed income securities:
U.S. government and agencies	$619	$395	$—		$1,014
Municipal	—	2,215	59		2,274
Corporate - public	—	13,475	47		13,522
Corporate - privately placed	—	5,895	264		6,159
Foreign government	—	332	—		332
ABS - CDO	—	102	27		129
ABS - consumer and other	—	160	42		202
RMBS	—	333	—		333
CMBS	—	241	—		241
Redeemable preferred stock	—	16	—		16
Total fixed income securities	619	23,164	439		24,222
Equity securities	1,432	3	76		1,511
Short-term investments	166	400	—		566
Other investments: Free-standing derivatives	—	101	1	$(6)	96
Separate account assets	3,373	—	—		3,373
Other assets	—	—	1		1
Total recurring basis assets	5,590	23,668	517	(6)	29,769
Non-recurring basis (1)	—	—	9		9
Total assets at fair value	$5,590	$23,668	$526	$(6)	$29,778
% of total assets at fair value	18.7%	79.5%	1.8%	—%	100%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(289)		$(289)
Other liabilities: Free-standing derivatives	—	(39)	(3)	$2	(40)
Total liabilities at fair value	$—	$(39)	$(292)	$2	$(329)
% of total liabilities at fair value	—%	11.9%	88.7%	(0.6)%	100%

____________

(1)	Includes $9 million of limited partnership interests written-down to fair value in connection with recognizing other-than-temporary impairments.
The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
September 30, 2017
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(251)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.74%
December 31, 2016
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(246)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.75%
The embedded derivatives are equity-indexed and forward starting options in certain life and annuity products that provide customers with interest crediting rates based on the performance of the S&P 500. If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.
As of September 30, 2017 and December 31, 2016, Level 3 fair value measurements of fixed income securities total $413 million and $439 million, respectively, and include $266 million and $296 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable. The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above. However, an increase

(decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value.
The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended September 30, 2017.

($ in millions)		Total gains (losses) included in:
	Balance as of June 30, 2017	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$60	$—	$—	$—	$—
Corporate - public	36	—	—	—	(3)
Corporate - privately placed	250	1	2	—	(14)
ABS - CDO	24	—	1	—	(1)
ABS - consumer and other	63	—	—	—	(16)
Total fixed income securities	433	1	3	—	(34)
Equity securities	75	1	1	—	—
Free-standing derivatives, net	1	—	—	—	—
Total recurring Level 3 assets	$509	$2	$4	$—	$(34)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(284)	$(8)	$—	$—	$—
Total recurring Level 3 liabilities	$(284)	$(8)	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of September 30, 2017
Assets
Fixed income securities:
Municipal	$—	$—	$—	$—	$60
Corporate - public	16	—	—	(2)	47
Corporate - privately placed	4	(1)	—	(1)	241
ABS - CDO	—	—	—	(5)	19
ABS - consumer and other	—	—	—	(1)	46
Total fixed income securities	20	(1)	—	(9)	413
Equity securities	—	—	—	—	77
Free-standing derivatives, net	—	—	—	—	1	(2)
Total recurring Level 3 assets	$20	$(1)	$—	$(9)	$491

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$—	$2	$(290)
Total recurring Level 3 liabilities	$—	$—	$—	$2	$(290)
 ____________

(1)
The effect to net income totals $(6) million and is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows: $2 million in net investment income, $(4) million in interest credited to contractholder funds and $(4) million in contract benefits.

(2)	Comprises $1 million of assets.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the nine months ended September 30, 2017.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2016	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$59	$—	$1	$—	$—
Corporate - public	47	1	—	—	(13)
Corporate - privately placed	264	6	—	11	(14)
ABS - CDO	27	—	3	4	(10)
ABS - consumer and other	42	—	—	—	(21)
Total fixed income securities	439	7	4	15	(58)
Equity securities	76	7	3	—	—
Free-standing derivatives, net	(2)	3	—	—	—
Other assets	1	(1)	—	—	—
Total recurring Level 3 assets	$514	$16	$7	$15	$(58)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(289)	$(5)	$—	$—	$—
Total recurring Level 3 liabilities	$(289)	$(5)	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of September 30, 2017
Assets
Fixed income securities:
Municipal	$—	$—	$—	$—	$60
Corporate - public	16	—	—	(4)	47
Corporate - privately placed	7	(30)	—	(3)	241
ABS - CDO	5	—	—	(10)	19
ABS - consumer and other	29	—	—	(4)	46
Total fixed income securities	57	(30)	—	(21)	413
Equity securities	—	(9)	—	—	77
Free-standing derivatives, net	—	—	—	—	1	(2)
Other assets	—	—	—	—	—
Total recurring Level 3 assets	$57	$(39)	$—	$(21)	$491

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(1)	$5	$(290)
Total recurring Level 3 liabilities	$—	$—	$(1)	$5	$(290)
 ____________

(1)
The effect to net income totals $11 million and is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows: $8 million in realized capital gains and losses, $9 million in net investment income, $(10) million in interest credited to contractholder funds and $4 million in contract benefits.

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
__________

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

There were no transfers between Level 1 and Level 2 during the three months and nine months ended September 30, 2017 or 2016.
Transfers into Level 3 during the nine months ended September 30, 2017 and 2016 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3. Transfers out of Level 3 during the three months and nine months ended September 30, 2017 and 2016 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.
The following table provides the change in unrealized gains and losses included in net income for Level 3 assets and liabilities held as of September 30.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Assets
Fixed income securities:
Municipal	$—	$1	$—	$1
Corporate	1	—	1	1
Total fixed income securities	1	1	1	2
Equity securities	1	—	8	(16)
Free-standing derivatives, net	(3)	4	—	4
Other assets	—	—	(1)	—
Total recurring Level 3 assets	$(1)	$5	$8	$(10)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(8)	$(2)	$(5)	$(10)
Total recurring Level 3 liabilities	$(8)	$(2)	$(5)	$(10)
The amounts in the table above represent the change in unrealized gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3. These gains and losses total $(9) million for the three months ended September 30, 2017 and are reported as follows: $(3) million in realized capital gains and losses, $2 million in net investment income, $(4) million in interest credited to contractholder funds and $(4) million in contract benefits. These gains and losses total $3 million for the three months ended September 30, 2016 and are reported as follows: $3 million in realized capital gains and losses, $2 million in net investment income, $(5) million in interest credited to contractholder funds and $3 million in contract benefits. These gains and losses total $3 million for the nine months ended September 30, 2017 and are reported as follows: $9 million in net investment income, $(10) million in interest credited to contractholder funds and $4 million in contract benefits.  These gains and losses total $(20) million for the nine months ended September 30, 2016 and are reported as follows: $(19) million in realized capital gains and losses, $9 million in net investment income, $(11) million in interest credited to contractholder funds and $1 million in contract benefits.
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.
Financial assets

($ in millions)	September 30, 2017		December 31, 2016
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$3,735	$3,922	$3,938	$3,963
Cost method limited partnerships	617	717	591	681
Bank loans	460	460	467	467
Agent loans	523	520	467	467
Notes due from related party	—	—	325	325
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
Financial liabilities

($ in millions)	September 30, 2017		December 31, 2016
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$10,582	$11,167	$11,276	$11,972
Liability for collateral	575	575	550	550
Notes due to related parties	140	142	465	465
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
Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date. The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Condensed Consolidated Statements of Financial Position. For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts. As of September 30, 2017, the Company pledged $18 million in the form of margin deposits.
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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of September 30, 2017.

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other investments	$49	n/a	$1	$2	$(1)
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	41	n/a	1	1	—
Equity and index contracts
Options	Other investments	—	4,336	92	92	—
Financial futures contracts	Other assets	—	105	—	—	—
Foreign currency contracts
Foreign currency forwards	Other investments	1	n/a	—	—	—
Credit default contracts
Credit default swaps – buying protection	Other investments	4	n/a	—	—	—
Credit default swaps – selling protection	Other investments	81	n/a	1	1	—
Other contracts
Other contracts	Other assets	3	n/a	—	—	—
Subtotal		130	4,441	94	94	—
Total asset derivatives		$179	4,441	$95	$96	$(1)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other liabilities & accrued expenses	$11	n/a	$—	$—	$—
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	190	4,041	(34)	—	(34)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	177	n/a	(4)	1	(5)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	234	n/a	(25)	—	(25)
Guaranteed withdrawal benefits	Contractholder funds	274	n/a	(14)	—	(14)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,733	n/a	(251)	—	(251)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	70	n/a	(2)	—	(2)
Total liability derivatives		2,689	4,041	(330)	$1	$(331)
Total derivatives		$2,868	8,482	$(235)
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

($ in millions)		Offsets
	Gross amount	Counter- party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
September 30, 2017
Asset derivatives	$5	$(2)	$(1)	$2	$—	$2
Liability derivatives	(7)	2	—	(5)	3	(2)

December 31, 2016
Asset derivatives	$14	$(2)	$(4)	$8	$(1)	$7
Liability derivatives	(5)	2	—	(3)	4	1

The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships. Amortization of net gains from accumulated other comprehensive income related to cash flow hedges is expected to be a gain of $2 million during the next twelve months. There was no hedge ineffectiveness reported in realized gains and losses for the three months and nine months ended September 30, 2017 or 2016.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Loss recognized in OCI on derivatives during the period	$(3)	$—	$(5)	$(2)
Gain recognized in OCI on derivatives during the term of the hedging relationship	1	4	1	4
(Loss) gain reclassified from AOCI into income (net investment income)	(1)	1	(1)	1
Gain reclassified from AOCI into income (realized capital gains and losses)	—	—	—	3
The following tables present gains and losses from valuation and settlements reported on derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations and Comprehensive Income. For the three months and nine months ended September 30, 2017 and 2016, the Company had no derivatives used in fair value hedging relationships.

($ in millions)	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Three months ended September 30, 2017
Equity and index contracts	$(3)	$—	$10	$7
Embedded derivative financial instruments	—	(4)	(2)	(6)
Foreign currency contracts	(2)	—	—	(2)
Credit default contracts	1	—	—	1
Total	$(4)	$(4)	$8	$—

Nine months ended September 30, 2017
Equity and index contracts	$(5)	$—	$32	$27
Embedded derivative financial instruments	—	4	(6)	(2)
Foreign currency contracts	(11)	—	—	(11)
Credit default contracts	3	—	—	3
Total	$(13)	$4	$26	$17

Three months ended September 30, 2016
Equity and index contracts	$(2)	$—	$14	$12
Embedded derivative financial instruments	—	3	(5)	(2)
Foreign currency contracts	(2)	—	—	(2)
Credit default contracts	3	—	—	3
Total	$(1)	$3	$9	$11

Nine months ended September 30, 2016
Interest rate contracts	$(1)	$—	$—	$(1)
Equity and index contracts	(3)	—	9	6
Embedded derivative financial instruments	—	1	(8)	(7)
Foreign currency contracts	(3)	—	—	(3)
Credit default contracts	2	—	—	2
Total	$(5)	$1	$1	$(3)
The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate. The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of September 30, 2017, counterparties pledged $3 million in cash to the Company, and the Company pledged $5 million in cash and securities to counterparties which includes $3 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $2 million of collateral posted under MNAs for contracts without credit-risk-contingent features. The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.
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
The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to the Company’s OTC derivatives.

($ in millions)	September 30, 2017				December 31, 2016
Rating (1)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	3	$244	$3	$3	5	$312	$12	$9
__________

(1)	Rating is the lower of S&P or Moody’s ratings.

(2)	Only OTC derivatives with a net positive fair value are included for each counterparty.
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

($ in millions)	September 30, 2017	December 31, 2016
Gross liability fair value of contracts containing credit-risk-contingent features	$6	$2
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(1)	(2)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(3)	—
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$2	$—
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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
September 30, 2017
Single name
Corporate debt	$—	$—	$—	$1	$1	$—
Index
Corporate debt	1	19	46	14	80	1
Total	$1	$19	$46	$15	$81	$1

December 31, 2016
First-to-default Basket
Municipal	$—	$—	$100	$—	$100	$(3)
Index
Corporate debt	1	19	50	10	80	1
Total	$1	$19	$150	$10	$180	$(2)
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
6. Reinsurance
The effects of reinsurance on premiums and contract charges are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Direct	$182	$178	$545	$532
Assumed
Affiliate	58	34	166	103
Non-affiliate	191	200	582	605
Ceded
Affiliate	(13)	(14)	(39)	(40)
Non-affiliate	(72)	(74)	(213)	(218)
Premiums and contract charges, net of reinsurance	$346	$324	$1,041	$982

The effects of reinsurance on contract benefits are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Direct	$236	$243	$752	$756
Assumed
Affiliate	30	24	93	65
Non-affiliate	116	130	379	408
Ceded
Affiliate	(8)	(8)	(24)	(26)
Non-affiliate	(43)	(22)	(151)	(157)
Contract benefits, net of reinsurance	$331	$367	$1,049	$1,046
The effects of reinsurance on interest credited to contractholder funds are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Direct	$137	$147	$413	$462
Assumed
Affiliate	2	3	6	7
Non-affiliate	33	33	97	85
Ceded
Affiliate	(5)	(6)	(16)	(16)
Non-affiliate	(6)	(7)	(17)	(18)
Interest credited to contractholder funds, net of reinsurance	$161	$170	$483	$520
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
The aggregate liability balance related to all guarantees was not material as of September 30, 2017.
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
In June 2017, the Company entered into a Global Resolution Agreement (“GRA”), which became effective in September 2017 when two-thirds of participating states became signatory states, to resolve the unclaimed property examination that a third-party auditor conducted of the Company on behalf of participating state treasurers. Under the terms of the GRA, the Company denied any wrongdoing. Pursuant to the GRA, the third-party auditor acting on behalf of the signatory states will compare matching criteria, including the Social Security Death Master File, to identify deceased insureds and contract holders where a valid claim has not been made. The Company had already implemented broad search procedures in order to identify potential claims, and as a result, it is not anticipated the auditor will have material findings. The Company continues to be examined by certain state insurance departments for compliance with unclaimed property laws.  It is possible that this examination may result in additional payments of abandoned funds to states and to changes in the Company’s practices and procedures for the identification of escheatable funds, which could impact benefit payments and reserves, among other consequences; however, it is not likely to have a material effect on the condensed consolidated financial statements of the Company.
8. Other Comprehensive Income
The components of other comprehensive income on a pre-tax and after-tax basis are as follows:

($ in millions)	Three months ended September 30,
	2017			2016
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$90	$(31)	$59	$97	$(34)	$63
Less: reclassification adjustment of realized capital gains and losses	21	(7)	14	(15)	5	(10)
Unrealized net capital gains and losses	69	(24)	45	112	(39)	73
Unrealized foreign currency translation adjustments	13	(5)	8	(4)	1	(3)
Other comprehensive income	$82	$(29)	$53	$108	$(38)	$70

	Nine months ended September 30,
	2017			2016
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$366	$(128)	$238	$763	$(267)	$496
Less: reclassification adjustment of realized capital gains and losses	15	(5)	10	(78)	27	(51)
Unrealized net capital gains and losses	351	(123)	228	841	(294)	547
Unrealized foreign currency translation adjustments	8	(3)	5	2	(1)	1
Other comprehensive income	$359	$(126)	$233	$843	$(295)	$548

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Allstate Life Insurance Company
Northbrook, Illinois 60062

We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the “Company”), an affiliate of The Allstate Corporation, as of September 30, 2017, and the related condensed consolidated statements of operations and comprehensive income for the three-month and nine-month periods ended September 30, 2017 and 2016, and of shareholder’s equity and cash flows for the nine-month periods ended September 30, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.

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

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
November 2, 2017

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH AND NINE-MONTH PERIODS ENDED SEPTEMBER 30, 2017 AND 2016

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
HIGHLIGHTS

•
Net income was $140 million and $346 million in the third quarter and first nine months of 2017, respectively, compared to $65 million and $211 million in the third quarter and first nine months of 2016, respectively.

•
Premiums and contract charges totaled $346 million in the third quarter of 2017, an increase of 6.8% from $324 million in the third quarter of 2016, and $1.04 billion in the first nine months of 2017, an increase of 6.0% from $982 million in the first nine months of 2016.

•
Investments totaled $34.47 billion as of September 30, 2017, reflecting a decrease of $593 million from $35.07 billion as of December 31, 2016. Net investment income increased 7.6% to $439 million in the third quarter of 2017 and 7.5% to $1.32 billion in the first nine months of 2017 from $408 million and $1.22 billion in the third quarter and first nine months of 2016, respectively.

•
Net realized capital gains totaled $19 million and $14 million in the third quarter and first nine months of 2017, respectively, compared to net realized capital losses of $19 million and $66 million in the third quarter and first nine months of 2016, respectively.

•
During third quarter 2017, a $1 million pre-tax increase to income was recorded related to our annual comprehensive review of the deferred policy acquisition costs (“DAC”), deferred sales inducement costs and secondary guarantee liability balances. This compares to a $5 million pre-tax decrease to income in the third quarter of 2016.

•	Contractholder funds totaled $18.82 billion as of September 30, 2017, reflecting a decrease of $647 million from $19.47 billion as of December 31, 2016.

•
Effective January 1, 2017, ALIC entered into a coinsurance reinsurance agreement with Allstate Assurance Company (“AAC”) to assume certain term life insurance policies. This business generated approximately $16 million of premiums and $9 million of contract benefits in fourth quarter 2016.

OPERATIONS
Summary analysis Summarized financial data is presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenues
Premiums	$172	$147	$511	$443
Contract charges	174	177	530	539
Net investment income	439	408	1,316	1,224
Realized capital gains and losses	19	(19)	14	(66)
Total revenues	804	713	2,371	2,140

Costs and expenses
Contract benefits	(331)	(367)	(1,049)	(1,046)
Interest credited to contractholder funds	(161)	(170)	(483)	(520)
Amortization of deferred policy acquisition costs (“DAC”)	(32)	(24)	(116)	(98)
Operating costs and expenses	(69)	(56)	(206)	(164)
Restructuring and related charges	(1)	—	(1)	(1)
Interest expense	(1)	(4)	(4)	(11)
Total costs and expenses	(595)	(621)	(1,859)	(1,840)

Gain on disposition of operations	1	1	5	4
Income tax expense	(70)	(28)	(171)	(93)
Net income	$140	$65	$346	$211

Investments as of September 30			$34,474	$35,652
Net income was $140 million in the third quarter of 2017 compared to $65 million in the third quarter of 2016. The increase was primarily due to net realized capital gains in the third quarter of 2017 compared to net realized capital losses in the third quarter of 2016, lower contract benefits, higher net investment income and higher premiums, partially offset by higher operating costs and expenses. Net income was $346 million in the first nine months of 2017 compared to $211 million in the first nine months of 2016. The increase was primarily due to higher net investment income, net realized capital gains in the first nine months of 2017 compared to net realized capital losses in the first nine months of 2016, higher premiums and lower interest credited to contractholder funds, partially offset by higher operating costs and expenses and amortization of DAC.
Analysis of revenues Total revenues increased 12.8% or $91 million in the third quarter of 2017 compared to the third quarter of 2016, primarily due to net realized capital gains in the third quarter of 2017 compared to net realized capital losses in the third quarter of 2016, higher net investment income and higher premiums. Total revenues increased 10.8% or $231 million in the first nine months of 2017 compared to the first nine months of 2016, primarily due to higher net investment income, net realized capital gains in the first nine months of 2017 compared to net realized capital losses in the first nine months of 2016 and higher premiums.
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

The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Underwritten products
Traditional life insurance premiums	$143	$124	$429	$375
Accident and health insurance premiums	29	23	82	68
Interest-sensitive life insurance contract charges	170	173	520	529
Subtotal	342	320	1,031	972

Annuities
Fixed annuity contract charges	4	4	10	10
Premiums and contract charges (1)	$346	$324	$1,041	$982
____________

(1)	Contract charges related to the cost of insurance totaled $122 million for both the third quarter of 2017 and 2016 and $371 million for both the first nine months of 2017 and 2016.
Premiums and contract charges increased 6.8% or $22 million in the third quarter of 2017 and 6.0% or $59 million in the first nine months of 2017 compared to the same periods of 2016, primarily due to higher traditional life premiums related to the reinsurance agreement with AAC effective January 1, 2017.
Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life insurance and fixed annuities. The balance of contractholder funds is equal to the cumulative deposits received and interest credited to the contractholder less cumulative contract benefits, surrenders, withdrawals, maturities and contract charges for mortality or administrative expenses. The following table shows the changes in contractholder funds.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Contractholder funds, beginning balance	$19,013	$20,073	$19,470	$20,542

Deposits
Interest-sensitive life insurance	213	235	665	704
Fixed annuities	6	8	23	29
Total deposits	219	243	688	733

Interest credited	161	169	481	517

Benefits, withdrawals, maturities and other adjustments
Benefits	(214)	(252)	(667)	(720)
Surrenders and partial withdrawals	(224)	(263)	(703)	(787)
Contract charges	(163)	(166)	(490)	(498)
Net transfers from separate accounts	—	2	3	4
Other adjustments (1)	31	(3)	41	12
Total benefits, withdrawals, maturities and other adjustments	(570)	(682)	(1,816)	(1,989)

Contractholder funds, ending balance	$18,823	$19,803	$18,823	$19,803
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

Contractholder funds decreased 1.0% and 3.3% in the third quarter and first nine months of 2017, respectively, primarily due to the continued runoff of our deferred fixed annuity business. We discontinued the sale of annuities over an eight year period from 2006 to 2014, but still accept additional deposits on existing contracts.
Contractholder deposits decreased 9.9% and 6.1% in the third quarter and first nine months of 2017, respectively, compared to the same periods of 2016.
Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 14.8% to $224 million in the third quarter of 2017 and 10.7% to $703 million in the first nine months of 2017 from $263 million and $787 million in the third quarter and first nine months of 2016, respectively. The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 6.0% in the first nine months of 2017 compared to 6.4% in the first nine months of 2016.

Analysis of costs and expenses Total costs and expenses decreased 4.2% or $26 million in the third quarter of 2017 compared to the third quarter of 2016, primarily due to lower contract benefits, partially offset by higher operating costs and expenses. Total costs and expenses increased 1.0% or $19 million in the first nine months of 2017 compared to the first nine months of 2016, primarily due to higher operating costs and expenses and amortization of DAC, partially offset by lower interest credited to contractholder funds.
Contract benefits decreased 9.8% or $36 million in the third quarter of 2017 compared to the third quarter of 2016, primarily due to favorable life insurance mortality experience. Contract benefits increased 0.3% or $3 million in the first nine months of 2017 compared to the first nine months of 2016, primarily due to the reinsurance agreement with AAC effective January 1, 2017, partially offset by favorable life insurance mortality experience.
Our annual review of assumptions in third quarter 2017 resulted in a $13 million increase in reserves primarily for secondary guarantees on interest-sensitive life insurance due to increased projected exposure to benefits paid under secondary guarantees resulting from continued low interest rates. In third quarter 2016, the review resulted in a $10 million increase in reserves primarily for secondary guarantees on interest-sensitive life insurance due to higher than anticipated retention on guaranteed interest-sensitive life business.
We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”). This implied interest totaled $125 million and $377 million in the third quarter and first nine months of 2017, respectively, compared to $126 million and $383 million in the third quarter and first nine months of 2016, respectively.
The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Life insurance	$82	$48	$225	$191
Accident and health insurance	21	8	43	30
Annuities	(15)	(28)	(58)	(70)
Total benefit spread	$88	$28	$210	$151
Interest credited to contractholder funds decreased 5.3% or $9 million in the third quarter of 2017 and 7.1% or $37 million in the first nine months of 2017 compared to the same periods of 2016, primarily due to lower average contractholder funds. Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged increased interest credited to contractholder funds by $2 million and $3 million in the third quarter and first nine months of 2017, respectively, compared to increases of zero and $12 million in the third quarter and first nine months of 2016, respectively.
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
The investment spread by product group is shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Annuities and institutional products	$64	$26	$185	$77
Life insurance	29	31	91	96
Accident and health insurance	1	1	4	4
Net investment income on investments supporting capital	61	54	179	156
Investment spread before valuation changes on embedded derivatives that are not hedged	155	112	459	333
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	(2)	—	(3)	(12)
Total investment spread	$153	$112	$456	$321
Investment spread before valuation changes on embedded derivatives that are not hedged increased 38.4% or $43 million in the third quarter of 2017 and 37.8% or $126 million in the first nine months of 2017 compared to the same periods of 2016, primarily due to higher net investment income and lower credited interest.

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

	Three months ended September 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2017	2016	2017	2016	2017	2016
Interest-sensitive life insurance	5.1%	5.0%	3.8%	3.9%	1.3%	1.1%
Deferred fixed annuities and institutional products	4.3	4.2	2.8	2.8	1.5	1.4
Immediate fixed annuities with and without life contingencies	7.8	6.2	6.0	6.0	1.8	0.2
Investments supporting capital, traditional life and other products	3.8	3.9	n/a	n/a	n/a	n/a

	Nine months ended September 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2017	2016	2017	2016	2017	2016
Interest-sensitive life insurance	5.2%	5.1%	3.8%	3.9%	1.4%	1.2%
Deferred fixed annuities and institutional products	4.3	4.1	2.8	2.8	1.5	1.3
Immediate fixed annuities with and without life contingencies	7.7	6.2	6.0	5.9	1.7	0.3
Investments supporting capital, traditional life and other products	3.8	3.8	n/a	n/a	n/a	n/a
The following table summarizes our product liabilities.

($ in millions)	September 30,
	2017	2016
Immediate fixed annuities with life contingencies	$8,546	$8,640
Other life contingent contracts and other	2,756	2,694
Reserve for life-contingent contract benefits	$11,302	$11,334

Interest-sensitive life insurance	$7,355	$7,301
Deferred fixed annuities	8,305	9,077
Immediate fixed annuities without life contingencies	2,741	3,069
Institutional products	—	85
Other	422	271
Contractholder funds	$18,823	$19,803
Amortization of DAC The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives that are not hedged and changes in assumptions	$43	$29	$119	$99
Amortization relating to realized capital gains and losses (1) and valuation changes on embedded derivatives that are not hedged	3	1	11	5
Amortization deceleration for changes in assumptions (“DAC unlocking”)	(14)	(6)	(14)	(6)
Total amortization of DAC	$32	$24	$116	$98
_____________

(1)
The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

Amortization of DAC increased 33.3% or $8 million in the third quarter of 2017 and 18.4% or $18 million in the first nine months of 2017 compared to the same periods of 2016. The increase in both periods relates to higher gross profits and net realized capital gains on interest-sensitive life insurance, partially offset by higher amortization deceleration for changes in assumptions.
Our annual comprehensive review of assumptions underlying estimated future gross profits for our interest-sensitive life and fixed annuity contracts covers assumptions for mortality, persistency, expenses, investment returns, including capital gains and losses, interest crediting rates to policyholders, and the effect of any hedges in all product lines. In the third quarter of 2017, the review resulted in a deceleration of DAC amortization (increase to income) of $14 million related to interest-sensitive life insurance. In the third quarter of 2016, the review resulted in a deceleration of DAC amortization of $6 million related to interest-sensitive life insurance.
The following table provides the effect on DAC amortization of changes in assumptions relating to the gross profit components of investment margin, benefit margin and expense margin for the nine months ended September 30.

($ in millions)	2017	2016
Investment margin	$9	$(3)
Benefit margin	(22)	—
Expense margin	(1)	(3)
Net deceleration	$(14)	$(6)
In 2017, DAC amortization acceleration for changes in the investment margin component of estimated gross profits was due to continued low interest rates and lower projected investment returns. The deceleration related to benefit margin was due to a decrease in projected mortality.
Operating costs and expenses increased 23.2% or $13 million in the third quarter of 2017 and 25.6% or $42 million in the first nine months of 2017 compared to the same periods of 2016. The following table summarizes operating costs and expenses.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Non-deferrable commissions	$3	$5	$10	$17
General and administrative expenses	66	51	196	147
Total operating costs and expenses	$69	$56	$206	$164
General and administrative expenses increased 29.4% or $15 million in the third quarter of 2017 and 33.3% or $49 million in the first nine months of 2017 compared to the same periods of 2016, primarily due to higher operating costs related to the reinsurance agreement with AAC effective January 1, 2017. The nine month period was also impacted by higher guaranty fund expenses since the first nine months of 2016 included a reduction in the accrual for anticipated guaranty fund expenses.
In August 2017, the Department of Labor (“DOL”) filed a proposed amendment to its Fiduciary Rule which would expand the Rule’s transition period until July 1, 2019. It is yet to be determined whether the proposed 18-month delay will occur or whether any other action, including changes to the Rule’s requirements, will result from the DOL’s continued examination of the Rule. In addition, the new Securities and Exchange Commission Chairman has pledged to work with the DOL Secretary on a fiduciary rule.

INVESTMENTS
Portfolio composition The composition of the investment portfolio as of September 30, 2017 is presented in the following table.

($ in millions)		Percent to total
Fixed income securities (1)	$23,425	68.0%
Mortgage loans	3,735	10.8
Equity securities (2)	1,662	4.8
Limited partnership interests (3)	3,138	9.1
Short-term investments (4)	712	2.1
Policy loans	560	1.6
Other	1,242	3.6
Total	$34,474	100.0%
__________

(1)	Fixed income securities are carried at fair value. Amortized cost basis for these securities was $22.08 billion.

(2)	Equity securities are carried at fair value. Cost basis for these securities was $1.41 billion.

(3)	We have commitments to invest in additional limited partnership interests totaling $1.44 billion.

(4)	Short-term investments are carried at fair value.
Investments totaled $34.47 billion as of September 30, 2017, decreasing from $35.07 billion as of December 31, 2016, primarily due to net reductions in contractholder funds and dividends paid to Allstate Insurance Company (“AIC”), partially offset by higher fixed income and equity valuations and positive operating cash flows.
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

The following table presents the investment portfolio by strategy as of September 30, 2017.

($ in millions)	Total	Market-Based Core	Market-Based Active	Performance-Based
Fixed income securities	$23,425	$22,441	$977	$7
Mortgage loans	3,735	3,735	—	—
Equity securities	1,662	1,402	214	46
Limited partnership interests	3,138	219	—	2,919
Short-term investments	712	665	47	—
Policy loans	560	560	—	—
Other	1,242	1,067	3	172
Total	$34,474	$30,089	$1,241	$3,144
% of total		87%	4%	9%

Unrealized net capital gains and losses
Fixed income securities	$1,344	$1,333	$11	$—
Equity securities	256	244	7	5
Other	1	1	—	—
Total	$1,601	$1,578	$18	$5
Fixed income securities by type are listed in the following table.

($ in millions)	Fair value as of September 30, 2017	Fair value as of December 31, 2016
U.S. government and agencies	$611	$1,014
Municipal	2,252	2,274
Corporate	19,474	19,681
Foreign government	310	332
Asset-backed securities (“ABS”)	372	331
Residential mortgage-backed securities (“RMBS”)	269	333
Commercial mortgage-backed securities (“CMBS”)	122	241
Redeemable preferred stock	15	16
Total fixed income securities	$23,425	$24,222
Fixed income securities are rated by third party credit rating agencies and/or are internally rated. As of September 30, 2017, 87.0% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P Global Ratings (“S&P”), a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit quality as of September 30, 2017.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$611	$42	$—	$—	$611	$42
Municipal	2,219	267	33	—	2,252	267
Corporate
Public	11,755	578	1,698	62	13,453	640
Privately placed	5,038	281	983	37	6,021	318
Foreign government	310	24	—	—	310	24
ABS
Collateralized debt obligations (“CDO”)	41	(5)	17	4	58	(1)
Consumer and other asset-backed securities (“Consumer and other ABS”)	313	—	1	—	314	—
RMBS
U.S. government sponsored entities (“U.S. Agency”)	45	3	—	—	45	3
Non-agency	12	—	212	45	224	45
CMBS	22	1	100	3	122	4
Redeemable preferred stock	15	2	—	—	15	2
Total fixed income securities	$20,381	$1,193	$3,044	$151	$23,425	$1,344
Municipal bonds totaled $2.25 billion as of September 30, 2017 with an unrealized net capital gain of $267 million. The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).
Corporate bonds, including publicly traded and privately placed, totaled $19.47 billion as of September 30, 2017, with an unrealized net capital gain of $958 million. Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.
ABS, including CDO and Consumer and other ABS, totaled $372 million as of September 30, 2017, with 95.2% rated investment grade and an unrealized net capital loss of $1 million. Credit risk is managed by monitoring the performance of the underlying collateral. Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.
CDO totaled $58 million as of September 30, 2017, with 70.7% rated investment grade. CDO consist of obligations collateralized by cash flow CDO, which are structures collateralized primarily by below investment grade senior secured corporate loans.
Consumer and other ABS totaled $314 million as of September 30, 2017, with 99.7% rated investment grade.
RMBS totaled $269 million as of September 30, 2017, with 21.2% rated investment grade and an unrealized net capital gain of $48 million. The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to prepayment risk from the underlying residential mortgage loans. RMBS consists of a U.S. Agency portfolio having collateral issued or guaranteed by U.S. government agencies and a non-agency portfolio consisting of securities collateralized by Prime, Alt-A and Subprime loans. The non-agency portfolio totaled $224 million as of September 30, 2017, with 5.4% rated investment grade and an unrealized net capital gain of $45 million.
CMBS totaled $122 million as of September 30, 2017, with 18.0% rated investment grade and an unrealized net capital gain of $4 million. The CMBS portfolio is subject to credit risk and has a sequential paydown structure. All of the CMBS investments are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.
Mortgage loans totaled $3.74 billion as of September 30, 2017 and primarily comprise loans secured by first mortgages on developed commercial real estate. Key considerations used to manage our exposure include property type and geographic diversification. For further detail on our mortgage loan portfolio, see Note 3 of the condensed consolidated financial statements.
Equity securities primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments. The equity securities portfolio was $1.66 billion as of September 30, 2017, with an unrealized net capital gain of $256 million.

Limited partnership interests include interests in private equity funds and co-investments, real estate funds and joint ventures, and other funds. The following table presents carrying value and other information about our limited partnership interests as of September 30, 2017.

($ in millions)	Private equity	Real estate	Other	Total
Cost method of accounting (“Cost”)	$555	$47	$15	$617
Equity method of accounting (“EMA”)	1,844	473	204	2,521
Total	$2,399	$520	$219	$3,138

Number of managers	126	30	5	161
Number of individual investments	239	58	5	302
Largest exposure to single investment	$147	$73	$93	$147
Unrealized net capital gains totaled $1.60 billion as of September 30, 2017 compared to $1.20 billion as of December 31, 2016.  Fixed income valuations increased due to lower market yields from tighter credit spreads and a decrease in long-term risk-free interest rates. Appreciation of equity securities reflected favorable equity markets.
The following table presents unrealized net capital gains and losses.

($ in millions)	September 30, 2017	December 31, 2016
U.S. government and agencies	$42	$46
Municipal	267	257
Corporate	958	736
Foreign government	24	28
ABS	(1)	(6)
RMBS	48	39
CMBS	4	8
Redeemable preferred stock	2	2
Fixed income securities	1,344	1,110
Equity securities	256	82
Derivatives	1	5
EMA limited partnerships	—	(2)
Unrealized net capital gains and losses, pre-tax	$1,601	$1,195
The unrealized net capital gain for the fixed income portfolio totaled $1.34 billion, comprised of $1.43 billion of gross unrealized gains and $87 million of gross unrealized losses as of September 30, 2017. This is compared to an unrealized net capital gain for the fixed income portfolio totaling $1.11 billion, comprised of $1.31 billion of gross unrealized gains and $200 million of gross unrealized losses as of December 31, 2016.

Gross unrealized gains and losses on fixed income securities by type and sector as of September 30, 2017 are provided in the following table.

($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
Corporate:
Banking	$898	$22	$(16)	$904
Consumer goods (cyclical and non-cyclical)	5,205	213	(15)	5,403
Utilities	3,488	334	(13)	3,809
Capital goods	2,246	91	(9)	2,328
Energy	1,155	76	(3)	1,228
Communications	1,346	63	(3)	1,406
Financial services	1,052	64	(3)	1,113
Technology	1,096	36	(3)	1,129
Basic industry	949	52	(2)	999
Transportation	915	68	(2)	981
Other	166	8	—	174
Total corporate fixed income portfolio	18,516	1,027	(69)	19,474
U.S. government and agencies	569	43	(1)	611
Municipal	1,985	272	(5)	2,252
Foreign government	286	24	—	310
ABS	373	6	(7)	372
RMBS	221	49	(1)	269
CMBS	118	8	(4)	122
Redeemable preferred stock	13	2	—	15
Total fixed income securities	$22,081	$1,431	$(87)	$23,425
The consumer goods, utilities and capital goods sectors comprise 28%, 20% and 12%, respectively, of the carrying value of our corporate fixed income securities portfolio as of September 30, 2017. The banking, consumer goods, and utilities sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of September 30, 2017. In general, the gross unrealized losses are related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase. Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.
The unrealized net capital gain for the equity portfolio totaled $256 million, comprised of $272 million of gross unrealized gains and $16 million of gross unrealized losses as of September 30, 2017. This is compared to an unrealized net capital gain for the equity portfolio totaling $82 million, comprised of $117 million of gross unrealized gains and $35 million of gross unrealized losses as of December 31, 2016.
Net investment income The following table presents net investment income.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Fixed income securities	$263	$268	$800	$812
Mortgage loans	46	50	140	144
Equity securities	9	10	38	31
Limited partnership interests	115	67	315	196
Short-term investments	3	1	6	4
Policy loans	8	8	23	24
Other	17	21	57	65
Investment income, before expense	461	425	1,379	1,276
Investment expense	(22)	(17)	(63)	(52)
Net investment income	$439	$408	$1,316	$1,224

Market-Based Core	$333	$345	$1,018	$1,042
Market-Based Active	10	9	29	25
Performance-Based	118	71	332	209
Investment income, before expense	$461	$425	$1,379	$1,276

Net investment income increased 7.6% or $31 million in the third quarter of 2017 and 7.5% or $92 million in the first nine months of 2017 compared to the same periods of 2016, primarily due to higher limited partnership income, reflecting growth of our performance-based portfolio and including private equity value appreciation and distributions related to the sales of underlying investments. The investment portfolio supporting our immediate annuities is managed to ensure the assets match the characteristics of the liabilities and provide the long-term returns needed to support this business. To better match the long-term nature of our immediate annuities, we continue to increase performance-based investments in which we have ownership interests and a greater proportion of return is derived from idiosyncratic asset or operating performance. Economic conditions and equity market performance are reflected in performance-based investment results and income could vary significantly between periods.
Performance-based investments primarily include private equity, real estate, infrastructure and agriculture-related assets with a majority being limited partnerships. The following table presents investment income for performance-based investments.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Limited partnerships
Private equity (1)	$99	$62	$260	$175
Real estate (2)	16	5	55	21
Performance-based - limited partnerships	115	67	315	196

Non-limited partnerships
Private equity	—	—	6	2
Real estate	3	4	11	11
Performance-based - non-limited partnerships	3	4	17	13

Total
Private equity	99	62	266	177
Real estate	19	9	66	32
Total performance-based	$118	$71	$332	$209

Investee level expenses (3)	$(4)	$(5)	$(12)	$(12)
______________________________

(1)	Includes infrastructure.

(2)	Includes agriculture-related assets.

(3)
Investee level expenses include depreciation and asset level operating expenses reported in investment expense. When calculating the pre-tax yields, investee level expenses are netted against income for directly held real estate and other consolidated investments.

Performance-based investment income increased 66.2% or $47 million in the third quarter of 2017 and 58.9% or $123 million in the first nine months of 2017 compared to the same periods of 2016. The increase in both periods reflects the continued growth of our performance-based portfolio and included private equity value appreciation and distributions related to the sales of underlying investments.

Realized capital gains and losses The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Impairment write-downs
Fixed income securities	$(2)	$(15)	$(15)	$(27)
Mortgage loans	(1)	—	(1)	—
Equity securities	(1)	(7)	(12)	(42)
Limited partnership interests	(2)	(12)	(9)	(6)
Other investments	—	(3)	(2)	(4)
Total impairment write-downs	(6)	(37)	(39)	(79)
Change in intent write-downs	—	(2)	(4)	(9)
Net other-than-temporary impairment losses recognized in earnings	(6)	(39)	(43)	(88)
Sales and other	29	21	70	27
Valuation and settlements of derivative instruments	(4)	(1)	(13)	(5)
Realized capital gains and losses, pre-tax	19	(19)	14	(66)
Income tax (expense) benefit	(7)	5	(6)	22
Realized capital gains and losses, after-tax	$12	$(14)	$8	$(44)

Market-Based Core	$15	$(8)	$15	$(44)
Market-Based Active	7	4	17	4
Performance-Based	(3)	(15)	(18)	(26)
Realized capital gains and losses, pre-tax	$19	$(19)	$14	$(66)
Impairment write-downs totaled $6 million and $39 million in the three and nine months ended September 30, 2017. Write-downs on fixed income securities primarily related to issuer specific circumstances. Equity securities were written down due to the length of time and extent to which fair value was below cost, considering our assessment of the financial condition and prospects of the issuer, including relevant industry conditions and trends. Limited partnership write-downs primarily related to private equity investments.
Change in intent write-downs totaled zero and $4 million in the three and nine months ended September 30, 2017, respectively, and primarily relate to $400 million of equity securities as of September 30, 2017 that we may not hold for a period of time sufficient to recover unrealized losses given our preference to maintain flexibility to reposition the portfolio.
Sales and other generated $29 million and $70 million of net realized capital gains in the three and nine months ended September 30, 2017, respectively. Sales and other primarily included gains from valuation changes in public securities held in certain limited partnerships, as well as sales of equity and fixed income securities in connection with ongoing portfolio management.
Valuation and settlements of derivative instruments generated net realized capital losses of $4 million and $13 million for the three and nine months ended September 30, 2017, primarily comprised of losses on foreign currency contracts due to the weakening of the U.S. Dollar and losses on equity futures used for risk management due to increases in equity indices.

The following table presents realized capital gains and losses for performance-based investments.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Limited partnerships
Private equity	$(2)	$(13)	$(11)	$(10)
Real estate	—	1	3	3
Performance-based - limited partnerships (1)	(2)	(12)	(8)	(7)

Non-limited partnerships
Private equity	(1)	(3)	(10)	(20)
Real estate	—	—	—	1
Performance-based - non-limited partnerships	(1)	(3)	(10)	(19)

Total
Private equity	(3)	(16)	(21)	(30)
Real estate	—	1	3	4
Total performance-based	$(3)	$(15)	$(18)	$(26)
______________________________

(1)
Other limited partnership interests where the underlying assets consist of public securities are held in the market-based core portfolio and are not included in the table above. Realized capital gains and losses were $13 million and $11 million in the third quarter of 2017 and 2016, respectively, and $42 million and $19 million in the first nine months of 2017 and 2016, respectively, for these limited partnership interests.

Net realized capital losses on performance-based investments were $3 million in the third quarter of 2017 and $18 million in the first nine months of 2017. The third quarter and first nine months of 2017 included impairment write-downs on private equity investments and derivative losses related to the hedging of foreign currency risk.
CAPITAL RESOURCES AND LIQUIDITY
Capital resources consist of shareholder’s equity and notes due to related parties, representing funds deployed or available to be deployed to support business operations. The following table summarizes our capital resources.

($ in millions)	September 30, 2017	December 31, 2016
Common stock, retained income and additional capital paid-in	$5,611	$5,731
Accumulated other comprehensive income	911	678
Total shareholder’s equity	6,522	6,409
Notes due to related parties	140	465
Total capital resources	$6,662	$6,874
Shareholder’s equity increased in the first nine months of 2017, primarily due to increased unrealized net capital gains on investments and net income, partially offset by dividends paid to AIC.
Notes due to related parties In January 2017, $325 million of surplus notes due to an unconsolidated affiliate were redeemed.
Financial ratings and strength Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, the current level of operating leverage and AIC’s ratings. In July 2017, Moody’s affirmed our insurance financial strength rating of A1 and the outlook for the rating remained stable. In August 2017, S&P affirmed our insurance financial strength rating of A+ and the outlook for the rating remained stable. In October 2017, A.M. Best affirmed our insurance financial strength rating of A+ and the outlook for the rating remained stable. On October 13, 2017, A.M. Best released an updated Best’s Credit Rating Methodology (“BCRM”).  The BCRM is a reorganization of the global credit rating methodologies for insurance companies.  As a result, our insurance financial strength rating has been placed under review with positive implications.
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
Allstate parent company capital capacity At the parent holding company level, the Corporation has deployable assets totaling $2.47 billion as of September 30, 2017 comprising cash and investments that are generally saleable within one quarter. This provides funds for the parent company’s fixed charges and other corporate purposes.
The Company has access to borrowings to support liquidity through the Corporation as follows. The amount available to the Company is at the discretion of the Corporation.

•
A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs. As of September 30, 2017, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•
A $1.00 billion unsecured revolving credit facility that is available for short-term liquidity requirements. The maturity date of this facility is April 2021. The facility is fully subscribed among 11 lenders with the largest commitment being $115 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing. This facility has a financial covenant requiring that the Corporation not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 15.2% as of September 30, 2017. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Corporation’s senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during the third quarter or the first nine months of 2017.

•
A universal shelf registration statement that was filed by the Corporation with the Securities and Exchange Commission on April 30, 2015. The Corporation can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 540 million shares of treasury stock as of September 30, 2017), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities the Corporation issues under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure Contractholder funds were $18.82 billion as of September 30, 2017. The following table summarizes contractholder funds by their contractual withdrawal provisions as of September 30, 2017.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$2,980	15.8%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	4,743	25.2
Market value adjustments (2)	1,456	7.8
Subject to discretionary withdrawal without adjustments (3)	9,644	51.2
Total contractholder funds (4)	$18,823	100.0%

____________

(1)	Includes $1.11 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)
$908 million of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 1, 5, 7 or 10 years) during which there is no surrender charge or market value adjustment.

(3)	89% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)	Includes $763 million of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.
Retail life and annuity products may be surrendered by customers for a variety of reasons. Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs. Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications. In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement. The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 6.0% and 6.4% in the first nine months of 2017 and 2016, respectively. We strive to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

Our asset-liability management practices enable us to manage the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance and annuity product obligations.
Cash flows As reflected in our Condensed Consolidated Statements of Cash Flows, lower cash provided by operating activities in the first nine months of 2017 compared to the first nine months of 2016 was primarily due to higher payments for operating expenses, partially offset by higher premiums.
Higher cash provided by investing activities in the first nine months of 2017 compared to the first nine months of 2016 was the result of higher collections and lower originations related to mortgage loans and increased limited partnership distributions.
Higher cash used in financing activities in the first nine months of 2017 compared to the first nine months of 2016 was primarily due to the dividends paid to AIC.
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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended September 30, 2017, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits

(a)            Exhibits

The following is a list of exhibits filed as part of this Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated November 2, 2017, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company
(Registrant)

November 2, 2017
	By	/s/ Samuel H. Pilch
Samuel H. Pilch
(chief accounting officer and duly
authorized officer of Registrant)