Form 10-K
period 2017-12-31
ALLSTATE LIFE INSURANCE CO
filed 2018-03-05
CIK 352736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

The registrant meets the conditions set forth in General Instructions I (1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format.

[X]          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

As of March 5, 2018, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

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
Allstate Life is a wholly owned subsidiary of Allstate Insurance Company, a stock property-liability insurance company organized under the laws of the State of Illinois. All of the outstanding stock of Allstate Insurance Company is owned by Allstate Insurance Holdings, LLC, which is wholly owned by The Allstate Corporation, a publicly owned holding company incorporated under the laws of the State of Delaware. In this document, we refer to Allstate Insurance Company as “AIC” and to The Allstate Corporation and its consolidated subsidiaries as “Allstate”, the “Parent Group” or the “Corporation”. The Allstate Corporation is the largest publicly held personal lines insurer in the United States. Widely known through the “You’re In Good Hands With Allstate®” slogan, Allstate is the 2nd largest personal property and casualty insurer in the United States on the basis of 2016 statutory direct premiums written according to A.M. Best.
In this annual report on Form 10-K, we occasionally refer to statutory financial information. All domestic United States insurance companies are required to prepare statutory-basis financial statements. As a result, industry data is available that enables comparisons between insurance companies, including competitors that are not required to prepare financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”). We frequently use industry publications containing statutory financial information to assess our competitive position.
Products and Distribution
The Allstate Life Group sells life insurance through Allstate exclusive agencies and exclusive financial specialists. We also sell voluntary accident and health insurance through workplace enrolling independent agents in New York. We previously offered and continue to have in force deferred fixed annuities and immediate fixed annuities (including standard and sub-standard structured settlements). We previously offered institutional products consisting of funding agreements sold to unaffiliated trusts that used them to back medium-term notes. There were no institutional products outstanding as of December 31, 2017 or 2016. We also previously offered variable annuities and substantially all of this business is reinsured. Allstate exclusive agencies and exclusive financial specialists also sell non-proprietary retirement and investment products, including mutual funds, fixed and variable annuities, disability insurance, and long-term care insurance to provide a broad suite of protection and retirement products.
The table below lists our current distribution channels with the associated products and target customers.

Distribution Channels	Proprietary Products	Target Customers
Allstate exclusive agencies and exclusive financial specialists	Term life insurance Whole life insurance Interest-sensitive life insurance Variable life insurance (in New York only effective September 2017)	Customers who prefer local personalized advice and service and are brand-sensitive
Workplace enrolling independent agents in New York	Workplace life and voluntary accident and health insurance: Interest-sensitive and term life insurance Short-term disability income insurance Accident and critical illness insurance	Middle market consumers in New York with family financial protection needs employed by small, medium, and large size firms
Competition
We compete on a wide variety of factors, including product offerings, brand recognition, financial strength and ratings, price, distribution and the level of customer service. The market for life insurance continues to be highly fragmented and competitive. As of December 31, 2016, there were approximately 370 groups of life insurance companies in the United States. According to A.M. Best, as of December 31, 2016, the Allstate Life Group is the nation’s 20th largest issuer of life insurance and related business on the basis of 2016 ordinary life insurance in force and 37th largest on the basis of 2016 statutory admitted assets.
Geographic Markets
We sell life insurance throughout the United States. We also sell voluntary accident and health insurance in New York. The Allstate Life Group is authorized to sell various types of these products in all 50 states, the District of Columbia and Puerto Rico.
The following table reflects, in percentages, the principal geographic distribution of direct statutory premiums and annuity considerations for the Allstate Life Group for 2017, based on information contained in statements filed with state insurance departments. Direct statutory premiums and annuity considerations exclude reinsurance assumed. No other jurisdiction accounted for more than 5 percent of the direct statutory premiums and annuity considerations.

New York	27.8%
California	8.6
Texas	7.6
Florida	5.6
Illinois	5.4
Strategy
Our strategy is to deepen Allstate customer relationships by fully integrating into the Allstate brand customer value proposition while modernizing our operating model through tailored distribution support and enhancing the underwriting process. Basic mortality protection solutions are provided through less complex products, such as term and whole life insurance, sold primarily through exclusive agents and licensed sales professionals. More advanced mortality and financial planning solutions such as universal life are provided primarily through exclusive financial specialists in New York. Many Allstate exclusive agencies partner with exclusive financial specialists to deliver life and retirement solutions. These specialists have expertise with advanced life and retirement cases and other financial needs of customers. Successful partnerships assist agencies with building stronger and deeper customer relationships. Sales producer education and technology improvements are being made to ensure agencies have the tools and information needed to help customers meet their needs and build personal relationships as trusted advisors.
We exited the continuing sale of annuities over an eight year period from 2006 to 2014, reflecting our expectations of declining returns. As a result, the declining volume of business is managed with a focus on increasing lifetime economic value. Both the deferred and immediate annuity businesses have been adversely impacted by the historically low interest rate environment. Our immediate annuity business has also been impacted by medical advancements that have resulted in annuitants living longer than anticipated when many of these contracts were originated. We focus on the distinct risk and return profiles of the specific products when developing investment and liability management strategies. The level of legacy deferred annuities in force has been significantly reduced and the investment portfolio and crediting rates are proactively managed to improve profitability of the business while providing appropriate levels of liquidity. The investment portfolio supporting our immediate annuities is managed to ensure the assets match the characteristics of the liabilities and provide the long-term returns needed to support this business. To better match the long-term nature of our immediate annuities, we continue to increase performance-based investments in which we have ownership interests and a greater proportion of return is derived from idiosyncratic asset or operating performance. While we anticipate higher returns on these investments over time, the investment income can vary significantly between periods. We continue to review strategic options to reduce exposure and improve returns of the business. As a result, we may take additional operational and financial actions that offer return improvement and risk reduction opportunities.
REGULATION
The Allstate Life Group is subject to extensive regulation, primarily at the state level. The method, extent and substance of such regulation vary by state but generally have their source in statutes that establish standards and requirements for conducting the business of insurance and that also delegate regulatory authority to a state agency. These rules have a substantial effect on our business and relate to a wide variety of matters, including insurer solvency and statutory surplus sufficiency, reserve adequacy, insurance company licensing and examination, agent licensing, policy forms, rate setting, the nature and amount of investments, claims practices, participation in guaranty funds, transactions with affiliates, the payment of dividends, underwriting standards, statutory accounting methods, trade practices, corporate governance and risk management. In addition, state legislators and insurance regulators continue to examine the appropriate nature and scope of state insurance regulation. For a discussion of statutory financial information, see Note 14 of the consolidated financial statements. For a discussion of regulatory contingencies, see Note 11 of the consolidated financial statements. Notes 11 and 14 are incorporated in this Part I, Item 1 by reference.
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
Additional regulations or new requirements may emerge from the activities of various regulatory entities, including the Federal Reserve Board, FIO, FSOC, the National Association of Insurance Commissioners (“NAIC”), and the International Association of Insurance Supervisors (“IAIS”), that are evaluating solvency and capital standards for insurance company groups. In addition, the NAIC has adopted amendments to its model holding company law that have been adopted by some jurisdictions. The outcome of these actions is uncertain; however, these actions may result in an increase in the level of capital and liquidity required by insurance holding companies.

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
Broker-Dealers, Investment Advisors, and Investment Companies. The Allstate Life Group entities that operate as broker-dealers, registered investment advisors, and investment companies are subject to regulation and supervision by the SEC, FINRA and/or, in some cases, state securities administrators. In 2016, the U.S. Department of Labor (“DOL”) issued its final fiduciary rule (the “Rule”) that expands the range of activities considered “investment advice” and establishes a new framework for determining whether a person is a “fiduciary” when selling mutual funds, variable and indexed annuities, or variable life products in connection with an individual retirement account (“IRA”) or employee benefit plan covered under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”). The Allstate Life Group does not currently sell proprietary annuities or proprietary variable life products in connection with IRAs or employee benefit plans covered under ERISA. Products we previously offered and continue to have in force, such as indexed annuities, are impacted by the Rule. These requirements have increased regulatory costs. The financial impact to The Allstate Life Group is expected to be immaterial. Certain provisions of the Rule, such as the impartial conduct standards, became effective on June 9, 2017, while other provisions were not to apply until January 1, 2018. In November 2017, the DOL approved an 18-month delay to the provisions of the Rule that were to apply on January 1, 2018. The delay will allow the DOL to determine whether the Rule may adversely affect investors or retirees or adversely affect the ability of Americans to gain access to retirement information and financial advice. The delay also allows the DOL to coordinate with other regulators, such as state insurance regulators and the SEC, and Congress. It is yet to be determined whether any changes to the Rule’s requirements will result from the DOL’s continued examination of the Rule.
Division Statute. On May 3, 2017, the Connecticut state Senate passed legislation authorizing a statute that makes available a process by which a domestic insurance company may divide into two or more domestic insurance companies. The statute could be used to isolate an existing block of life, health or annuities business for sale to a third party in a transaction that without the statute could only be accomplished through reinsurance. The statute could also be used to divide continuing blocks of insurance business from insurance business that is no longer marketed, or otherwise has been discontinued, into separate companies with separate capital. Before a plan of division can be effected, it must be approved according to the organizational documents of the dividing insurer and submitted for approval by the Connecticut Insurance Department.
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
OTHER INFORMATION
“Allstate” is a very well-recognized brand name in the United States. We use the name “Allstate” extensively in our business, along with related service marks, logos, and slogans, such as Good Hands®. Our rights in the United States to these names, service marks, logos and slogans continue as long as we continue to use them in commerce. Many service marks used by Allstate are the subject of renewable U.S. and/or foreign service mark registrations. We believe that these service marks are important to our business and we intend to maintain our rights to them.
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

Item 1A. Risk Factors
In addition to the normal risks of business, we are subject to significant risks and uncertainties, including those listed below, which apply to us as an insurer, investor and a provider of other products and financial services. Our risks have been categorized as follows: insurance industry, financial, investment, operational, regulatory and legal, and strategic risks. These cautionary statements should be considered carefully together with other factors discussed elsewhere in this document, in our filings with the Securities and Exchange Commission (“SEC”) or in materials incorporated therein by reference.
Insurance Industry Risks
Reinsurance may be unavailable at current levels and prices, which may limit our ability to write new business
Market conditions beyond our control impact the availability and cost of the reinsurance we purchase. No assurances can be made that reinsurance will remain continuously available to us to the same extent and on the same terms and rates as is currently available. If we were unable to maintain our current level of reinsurance or purchase new reinsurance protection in amounts that we consider sufficient at acceptable prices, we would have to either accept an increase in our risk exposure, reduce our insurance writings, or develop or seek other alternatives.
Reinsurance subjects us to risks of our reinsurers and may not be adequate to protect us against losses arising from ceded insurance, which could have a material effect on our results of operations and financial condition
The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including changes in market conditions, whether insured losses meet the qualifying conditions of the reinsurance contract and whether reinsurers or their affiliates have the financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract. Our inability to collect a material recovery from a reinsurer could have a material effect on our results of operations and financial condition.
Underwriting changes and actual experience could materially affect profitability and financial condition
Our product pricing includes long-term assumptions regarding investment returns, mortality, morbidity, persistency and operating costs and expenses of the business. We establish target returns for each product based upon these factors and the average amount of capital we must hold to support in-force contracts taking into account rating agencies and regulatory requirements. We monitor and manage pricing and overall sales mix to achieve target new business returns on a portfolio basis, which could result in the discontinuation or de-emphasis of products and a decline in sales. Profitability from new business emerges over a period of years depending on the nature and life of the product and is subject to variability as actual results may differ from pricing assumptions. Additionally, many of our products have fixed or guaranteed terms that limit our ability to increase revenues or reduce benefits, including credited interest, once the product has been issued.
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
Changes in reserve estimates may adversely affect our results of operations
The reserve for life-contingent contract benefits payable under insurance policies, including traditional life insurance, life-contingent immediate annuities and voluntary accident and health insurance products, is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, persistency and expenses. Future investment yields may be lower than our current projections. Mortality and morbidity may continue to improve due to medical advancements, resulting in policyholders living longer than anticipated. We periodically review the adequacy of these reserves and if future experience differs significantly from assumptions, adjustments to reserves and amortization of deferred policy acquisition costs (“DAC”) may be required that could have a material effect on our results of operations. We also review these policies for circumstances where projected profits would be recognized in early years followed by projected losses in later years. If this circumstance exists, we will be required to accrue a liability during the period of profits to offset the losses at such time as the future losses are expected to commence.
Changes in estimates of profitability on interest-sensitive life products may adversely affect our profitability and financial condition
DAC related to interest-sensitive life contracts is amortized in proportion to actual historical gross profits and estimated future gross profits (“EGP”) over the estimated lives of the contracts. The principal assumptions for determining the amount of EGP are mortality, persistency, expenses, investment returns, including capital gains and losses on assets supporting contract liabilities, interest crediting rates to contractholders, and the effects of any hedges. Updates to these assumptions, commonly referred to as “DAC unlocking,” could result in accelerated amortization of DAC and thereby adversely affect our profitability and financial condition. In addition, assumption changes impact the reserve for secondary guarantees on interest-sensitive life insurance and could also lead to volatility in net income.
Financial Risks
Conditions in the global economy and capital markets could adversely affect our business and results of operations
Conditions in the global economy and capital markets could have an adverse effect on our business and results of operations. This includes high and sustained unemployment in certain regions and lower labor participation rates in others, reduced consumer spending, low economic growth, lower residential and commercial real estate prices, substantial increases in delinquencies on consumer debt, the relatively low availability of credit and ineffective central bank monetary policies.
Stressed conditions, volatility and disruptions in global capital markets, particular markets or financial asset classes could adversely affect our investment portfolio. Disruptions in one market or asset class can also spread to other markets or asset classes. Although the disruption in the global financial markets has moderated, the rate of recovery from the U.S. recession has been below historic averages, and the pace of recovery in many foreign markets is lagging that of the U.S. In addition, events in the U.S. or foreign markets, such as the United Kingdom’s June 2016 referendum in which they voted to leave the European Union, can impact the global economy and capital markets. The impact of such events is difficult to predict.
In the years since the financial crisis, the central banks of most developed countries have pursued highly accommodative monetary policies. Higher volatility and less certainty in capital markets may result as the U.S. Federal Reserve, through the Federal Open Market Committee, raises interest rates and as global monetary policies diverge.
General economic conditions could adversely affect us by impacting consumer behavior and pressuring investment results. Consumer behavior changes may include decreased demand for our products. In addition, holders of interest-sensitive life insurance and annuity products may engage in an elevated level of discretionary withdrawals of contractholder funds. Investment results could be adversely affected as deteriorating financial and business conditions affect the issuers of the securities in the investment portfolio.
A downgrade in our financial strength ratings may have an adverse effect on our competitive position, the marketability of our product offerings, our liquidity, results of operations and financial condition
Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company’s business. Rating agencies continuously review our financial performance and condition. They could downgrade or change the outlook on our ratings due to a change in the statutory capital of one of our insurance companies, a change in a rating agency’s determination of the amount of risk-adjusted capital required to maintain a particular rating, an increase in the perceived risk of our investment portfolio, a reduced confidence in management or our business strategy, as well as a number of other considerations that may or may not be under our control. Our insurance financial strength ratings from A.M. Best, S&P Global Ratings and Moody’s are subject to continuous review and the retention of current ratings cannot be assured. A downgrade in any of these ratings could have a material effect on our sales, competitiveness, the marketability of our product offerings, liquidity, results of operations and financial condition.
Public Law 115-97, known as the Tax Cuts and Jobs Act of 2017 (“Tax Legislation”) became effective on December 22, 2017, resulting in a permanent reduction in the federal corporate income tax rate from 35% to 21%. Ratings agencies and regulators are reviewing their methodologies and may implement changes that could impact the amount of required capital to be maintained.
Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs or our ability to obtain credit on acceptable terms
In periods of extreme volatility and disruption in the capital and credit markets, liquidity and credit capacity may be severely restricted. In such circumstances, our ability to obtain capital to fund operating expenses, financing costs, capital expenditures or acquisitions may be limited, and the cost of any such capital may be significant. Our access to additional financing depends on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as lenders’ perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions against us. If a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient and in such case, we may not be able to successfully obtain additional financing on favorable terms.
The realization of deferred tax assets is subject to uncertainty
The realization of our deferred tax assets, net of valuation allowance, if any, is based on the assumption that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes. However, actual results may differ from our assumptions if adequate levels of taxable income are not attained.

Investment Risks
Our investment portfolio is subject to market risk and declines in credit quality, which may adversely affect investment income and cause realized and unrealized losses
We continually reevaluate investment management strategies since we are subject to the risk of loss due to adverse changes in interest rates, credit spreads, equity prices and currency exchange rates. Such adverse changes may occur due to changes in monetary policy and the economic climate, the liquidity of a market or market segment, investor return expectations and/or risk tolerance, insolvency or financial distress of key market makers or participants, or changes in market perceptions of credit worthiness. The performance and value of our investment portfolio is also subject to market risk related to investments in real estate, loans and securities collateralized by real estate. Moreover, some of our investment strategies target individual investments with unique risks that are less highly correlated with broad market risks. Although we expect these investments to increase total portfolio returns over time, their performance may vary from and under-perform relative to the market.
Our investment portfolio is subject to risks associated with potential declines in credit quality related to specific issuers or specific industries and a general weakening of the economy, which are typically reflected through credit spreads. Credit spread is the additional yield on fixed income securities and loans above the risk-free rate, typically referenced as the yield on U.S. Treasury securities, that market participants require to compensate them for assuming credit, liquidity and/or prepayment risks. Credit spreads vary in response to the market’s perception of risk and liquidity in a specific issuer or specific sector. Additionally, credit spreads are influenced by the credit ratings, and the reliability of those ratings, published by external rating agencies. Although we have the ability to use derivative financial instruments to manage these risks, the effectiveness of such instruments varies with liquidity and other conditions that may impact derivative and bond markets. Adverse economic conditions or other factors could cause declines in the quality and valuation of our investment portfolio that would result in realized and unrealized losses. The concentration of our investment portfolio in any particular issuer, industry, collateral type, group of related industries, geographic sector or risk type could have an adverse effect on our investment portfolio and consequently on our results of operations and financial condition.
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
The amount and timing of net investment income from our performance-based investments, which primarily includes limited partnership interests, can fluctuate significantly as a result of the underlying investments’ performance. Additionally, the timing of capital contributions and distributions depends on particular events, schedules for making distributions, and cash needs related to the investments. As a result, the amount of net investment income recognized and cash contributed to or received from these investments can vary substantially from quarter to quarter. Significant volatility or market downturns could adversely impact net investment income, valuation and returns on these investments.
The determination of the amount of realized capital losses recorded for impairments of our investments is subjective and could materially impact our results of operations and financial condition
The determination of the amount of realized capital losses recorded for impairments vary by investment type and is based upon our ongoing evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. We update our evaluations regularly and reflect changes in other-than-temporary impairments in our results of operations. The assessment of whether other-than-temporary impairments have occurred is based on our case-by-case evaluation of the underlying reasons for the decline in fair value.  Our conclusions on such assessments are judgmental and include assumptions and projections of future cash flows and price recovery which may ultimately prove to be incorrect as assumptions, facts and circumstances change. Furthermore, historical trends may not be indicative of future impairments and additional impairments may need to be recorded in the future.
The determination of the fair value of our fixed income and equity securities is subjective and could materially impact our results of operations and financial condition
In determining fair values, we principally use the market approach which utilizes market transaction data for the same or similar instruments. The degree of judgment involved in determining fair values is inversely related to the availability of market observable information. The fair value of assets may differ from the actual amount received upon the sale of an asset in an orderly transaction between market participants at the measurement date. Moreover, the use of different valuation assumptions may have a material effect on the assets’ fair values. The difference between amortized cost or cost and fair value, net of deferred income taxes and related DAC, deferred sales inducement costs and reserves for life-contingent contract benefits, is reflected as a component of accumulated other comprehensive income in shareholder’s equity. Changing market conditions could materially affect the determination of the fair value of securities and unrealized net capital gains and losses could vary significantly.
Changes in market interest rates or performance-based investment returns may lead to a significant decrease in the profitability of spread-based products
Our ability to manage the in-force spread-based products, such as fixed annuities, is dependent upon maintaining profitable spreads between investment returns and interest crediting rates. When market interest rates decrease or remain at low levels, proceeds from investments that have matured or have been prepaid or sold may be reinvested at lower yields, reducing investment spread. Lowering interest crediting rates on some products in such an environment can partially offset decreases in investment yield. However, these changes could be limited by regulatory minimum rates or contractual minimum rate guarantees on many contracts and may not match the timing or magnitude of changes in investment yields. Increases in market interest rates can have negative effects, for example by increasing the attractiveness of other investments to our customers, which can lead to increased surrenders at a time when fixed income investment asset values are lower as a result of the increase in interest rates. This could lead to the sale of fixed income securities at a loss. In addition, changes in market interest rates impact the valuation of derivatives embedded in equity-indexed annuity contracts that are not hedged, which could lead to volatility in net income. Additionally, the amount of net investment income from performance-based investments backing the immediate annuity liabilities can vary substantially from quarter to quarter. Significant volatility or market downturns could adversely impact net investment income, valuation and returns, and collectability of undistributed appreciation related to these investments. We also have certain international limited partnership investments that could be impacted by increased investment, economic, regulatory and legal risks, which could adversely affect our operating results.
Operational Risks
The failure in cyber or other information security, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning, could result in a loss or disclosure of confidential information, damage to our reputation, additional costs and impairment of our ability to conduct business effectively
We depend heavily on computer systems, mathematical algorithms and data to perform necessary business functions. We collect, use, store or transmit an increasingly large amount of confidential, proprietary, and other information (including personal information of customers or employees) in connection with the operation of our business. Despite our implementation of a variety of security measures, we are increasingly exposed to the risk that our computer systems could be subject to cyberattacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. We have experienced threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. Events such as these could jeopardize the information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss. These risks may increase in the future as we continue to expand internet and mobile strategies and develop additional remote connectivity solutions to serve our employees and customers.
Third parties to whom we outsource certain of our functions are also subject to these risks.  While we review and assess our third party providers’ cybersecurity controls, as appropriate, and make changes to our business processes to manage these risks, we cannot assure that our attempts to keep such information confidential will always be successful.
Personal information, as described above, is subject to an increasing number of federal, state, local and international laws and regulations regarding privacy and data security, as well as contractual commitments. Any failure or perceived failure by us to comply with such obligations may result in governmental enforcement actions and fines, litigation, or public statements against us by consumer advocacy groups or others, and could cause our employees and customers to lose trust in us, which could have an adverse effect on our reputation and business.
We continually enhance our cyber and information security in order to be resilient against emerging threats and improve our ability to detect and respond to attempts to gain unauthorized access to our data and systems. From time to time, The Allstate Corporation and its Audit Committee engage independent advisors to assess and consult on cybersecurity matters. We also perform an on-going and continuous assessment of the quality of our program and identify opportunities to strengthen our cybersecurity controls. However, due to the increasing frequency and sophistication of such cyberattacks and changes in technology, there can be no assurance that a cyberattack will not take place with negative consequences, including an adverse effect to our business, results of operations and financial condition.
The occurrence of a disaster, such as a natural catastrophe, pandemic, industrial accident, blackout, terrorist attack, war, cyberattack, computer virus, insider threat, unanticipated problems with our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of managers were unavailable in the event of a disaster, our ability to effectively conduct business could be severely compromised.
Any of these may result in our incurring substantial costs and other negative consequences, including an adverse effect on our business, results of operations and financial condition.
A large-scale pandemic, the continued threat or occurrence of terrorism or military actions may have an adverse effect on the level of claim losses we incur, the value of our investment portfolio, our competitive position, marketability of product offerings, liquidity and results of operations
A large-scale pandemic, the continued threat or occurrence of terrorism, within the U.S. and abroad, or military and other actions, and heightened security measures in response to these types of threats, may cause significant volatility and losses in our investment portfolio from declines in the equity markets and from interest rate changes in the U.S., Europe and elsewhere, and result in loss of life, property damage, disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by a large-scale pandemic or the continued threat of terrorism. Additionally, a large-scale pandemic or terrorist act could have a material effect on the sales, profitability, competitiveness, marketability of product offerings, liquidity, and operating results.
Loss of key vendor relationships or failure of a vendor to protect our data, confidential and proprietary information, or personal information of our customers or employees could affect our operations
We rely on services and products provided by many vendors in the U.S. and abroad. These include, for example, vendors of computer hardware and software, and vendors of investment management services. In the event that any vendor suffers a bankruptcy or otherwise becomes unable to continue to provide products or services, or fails to protect our confidential, proprietary, and other information (including personal information of customers or employees), we may suffer operational impairments and financial losses.
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
We may be subject to claims by third parties for patent, trademark or copyright infringement or breach of usage rights. Any such claims and any resulting litigation could result in significant expense and liability. If third party providers or we are found to have infringed a third-party intellectual property right, either of us could be enjoined from providing certain products or services or from utilizing and benefiting from certain methods, processes, copyrights, trademarks, trade secrets or licenses. Alternatively, we could be required to enter into costly licensing arrangements with third parties or implement a costly work-around. Any of these scenarios could have a material effect on our business and results of operations.
Regulatory and Legal Risks
Regulatory reforms, and the more stringent application of existing regulations, may make it more expensive for us to conduct our business
The federal government has enacted comprehensive regulatory reforms for financial services entities. As part of a larger effort to strengthen the regulation of the financial services market, certain reforms are applicable to the insurance industry.
In recent years, the state insurance regulatory framework has come under public scrutiny. Members of Congress have discussed proposals to provide for federal chartering of insurance companies. The Federal Insurance Office (“FIO”) and Financial Stability Oversight Council (“FSOC”) were also established. We can make no assurances regarding the potential impact of state or federal measures that change the nature or scope of insurance and financial regulation.
In 2016, the U.S. Department of Labor (“DOL”) issued a rule that expands the range of activities that would be considered to be “investment advice” and establishes a new framework for determining whether a person is a fiduciary when selling mutual funds, variable and indexed annuities, or variable life products in connection with an IRA or employee benefit plan covered under ERISA. See the Regulation section, Broker-Dealers, Investment Advisors, and Investment Companies, for additional information. Such regulatory reforms, additional legislative or regulatory requirements and any further stringent enforcement of existing regulations may make it more expensive for us to conduct business and limit our ability to grow or to achieve profitability.

Changes in tax laws may affect our operations, decrease sales and profitability of products and adversely affect our financial condition
The Tax Legislation contains numerous changes, including a permanent reduction of the corporate income tax rate from 35% to 21% beginning January 1, 2018, and a change to the international system of taxation to a modified territorial system. While we believe the overall effect of the Tax Legislation may have a positive impact on us and our customers, it also includes changes to the income tax basis for the amortization periods for deferred acquisition costs, the computation of insurance tax reserves, deductibility of certain corporate expenses and rules relating to the dividends received deduction that, when taken separately, will not be beneficial to us.
Under current federal and state income tax law, certain products, primarily life insurance, receive beneficial tax treatment. This favorable treatment may give some products a competitive advantage over noninsurance products. Congress and various state legislatures occasionally consider legislation that could reduce or eliminate the beneficial policyholder tax treatment currently applicable to life insurance. Congress and state legislatures also consider proposals to reduce the taxation of certain products or investments that may compete with life insurance. Legislation that increases the taxation on insurance products or reduces the taxation on competing products could lessen the advantage or create a disadvantage for some products by making them less competitive. Such proposals, if adopted, could impact the demand for certain of our life insurance products that offer income tax deferrals and may have a material effect on our profitability and financial condition and could result in the surrender of some existing contracts and policies. In addition, changes in the federal estate tax laws could negatively affect the demand for the types of life insurance used in estate planning.
We may not be able to mitigate the capital impact associated with statutory reserving and capital requirements, potentially resulting in a need to increase prices, reduce sales of certain products, and/or accept a return on equity below original levels assumed in pricing
Regulatory capital and reserving requirements affect the amount of capital required to be maintained by our insurance companies. Changes to capital or reserving requirements or regulatory interpretations may result in additional capital held in our insurance companies. To support statutory reserves for certain life insurance products, we currently utilize reinsurance and captive reserve financing solutions for financing a portion of our statutory reserve requirements deemed to be non-economic. Changes to capital or reserving requirements or an inability to continue existing financing as a result of market conditions or otherwise could require us to increase prices, reduce our sales of certain products, and/or accept a return on equity below original levels assumed in pricing.
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
Our policyholders make decisions in part based on an evaluation of our reported financial condition, results of operations as well as the stability and predictability of those conditions and results. Potential accounting changes that retroactively affect long-duration insurance contracts and require more market-based measurements may introduce substantial variability and may unfavorably impact our reported financial condition and results of operations as well as their stability and predictability. The potential impacts of a retroactive accounting change applied to long-duration insurance contracts could be pervasive and may unfavorably impact policyholder assessments of our financial condition and results of operations.
Losses from legal and regulatory actions may be material to our results of operations, cash flows and financial condition
We are involved in various legal actions, which may include class action litigation, challenging a range of company practices and coverage provided by our insurance products, some of which involve claims for substantial or indeterminate amounts. We are also involved in various regulatory actions and inquiries, including market conduct exams by state insurance regulatory agencies. In the event of an unfavorable outcome in any of these matters, the ultimate liability may be in excess of amounts currently accrued, if any, and may be material to our results of operations, cash flows and financial condition.
We are subject to extensive regulation and potential further restrictive regulation may increase our operating costs and limit our growth
As insurance companies, broker-dealers, investment advisers, and investment companies, many of our subsidiaries are subject to extensive laws and regulations that are complex and subject to change. Changes may sometimes lead to additional expenses, increased legal exposure, increased required reserves or capital, and additional limits on our ability to grow or to achieve targeted profitability. Moreover, laws and regulations are administered and enforced by a number of different governmental authorities, each of which exercises a degree of interpretive latitude, including state insurance regulators; state securities administrators; state attorneys general as well as federal agencies including the SEC, the Financial Industry Regulatory Authority, the DOL, and the U.S. Department of Justice. Consequently, we are subject to the risk that compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another’s interpretation of the same issue, particularly when compliance is judged in hindsight.
In addition, there is risk that any particular regulator’s or enforcement authority’s interpretation of a legal issue may change over time to our detriment. There is also a risk that changes in the overall legal environment may cause us to change our views regarding the actions we need to take from a legal risk management perspective. This would necessitate changes to our practices that may adversely impact our business. Furthermore, in some cases, these laws and regulations are designed to protect or benefit the interests of a specific constituency rather than a range of constituencies. For example, state insurance laws and regulations are generally intended to protect or benefit purchasers or users of insurance products. These laws and regulations may limit our ability to grow or to improve the profitability of our business.
Strategic Risks
Our future growth and profitability are dependent in part on our ability to successfully operate in an insurance industry that is highly competitive
Many of our primary competitors have well-established national reputations and market similar products.
Because of the competitive nature of the insurance industry, there can be no assurance that we will continue to compete effectively within our industry, or that competitive pressures will not have a material effect on our business, results of operations or financial condition. This includes competition for producers such as exclusive agents and their licensed sales professionals. Growth and retention may be materially affected if we are unable to attract and retain these producers or if the producers are unable to attract and retain their licensed sales professionals or customers. Furthermore, certain competitors operate using a mutual insurance company structure and therefore may have dissimilar profitability and return targets.
Our ability to successfully operate may also be impaired if we are not effective in developing the talent and skills of our human resources, attracting and assimilating new executive talent into our organization, retaining experienced and qualified employees or deploying human resource talent consistently with our business goals.
Divestitures of businesses may not produce anticipated benefits resulting in operating difficulties, which may adversely affect our results of operations and financial condition
We may make strategic divestitures from time to time. These transactions may result in continued financial involvement in the divested businesses, such as through reinsurance, guarantees or other financial arrangements, following the transaction. Nonperformance or decline in the financial strength ratings by those divested businesses could affect our future financial results through an increase in policy lapses, decreased future premiums, additional payment obligations, higher costs or asset write-downs. We reinsure life insurance and payout annuity business from Lincoln Benefit Life Company (“LBL”). Premiums and contract charges assumed from LBL totaled $720 million in 2017. A decline in LBL’s financial strength ratings could adversely affect our results of operations by decreasing future premiums.
Reducing our concentration in spread-based business and exiting certain distribution channels may adversely affect reported results
We have been reducing our concentration in spread-based business since 2008 and discontinued offering fixed annuities effective January 1, 2014. We also exited the independent master brokerage agencies and structured settlement annuity brokers distribution channels in 2013 and sold LBL on April 1, 2014. The reduction in sales of these products has and will continue to reduce investment portfolio levels. It may also affect the settlement of contract benefits including sales of assets with unrealized capital losses and affect insurance reserves deficiency testing.
Item 1B. Unresolved Staff Comments
None.

Item 2. Properties
Our home office is part of the Parent Group’s home office complex in Northbrook, Illinois. As of December 31, 2017, the home office complex consists of several buildings totaling 1.9 million square feet of office space on a 186-acre site. In addition, the Parent Group operates various administrative, data processing, claims handling and other support facilities around the world.
All of the facilities from which we operate are owned or leased by our direct parent, AIC. Expenses associated with facilities owned or leased by AIC are allocated to us. We believe that these facilities are suitable and adequate for our current operations.
The locations where Allstate exclusive agencies operate in the U.S. are normally leased by the agencies.
Item 3. Legal Proceedings
Information required for Item 3 is incorporated by reference to the discussion under the heading “Regulation and Compliance” in Note 11 of the consolidated financial statements.
Item 4. Mine Safety Disclosures
Not applicable.

Part II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
No established public trading market exists for Allstate Life’s common stock. All of its outstanding common stock is owned by Allstate Life’s parent, AIC. All of the outstanding common stock of AIC is owned by Allstate Insurance Holdings, LLC, which is wholly owned by The Allstate Corporation.
The Company paid dividends of $600 million to AIC in 2017. The Company did not pay any dividends to AIC in 2016 and paid AIC dividends of $103 million in 2015. For additional information on dividends, including restrictions on the payment of dividends by Allstate Life and its subsidiaries, see the Limitations on Dividends by Insurance Subsidiaries subsection of the “Regulation” section of Item 1. Business of this Form 10-K and the discussion under the heading “Dividend Limitations” in Note 14 of our consolidated financial statements, which are incorporated herein by reference.
Item 6. Selected Financial Data

5-YEAR SUMMARY OF SELECTED FINANCIAL DATA
($ in millions)	2017	2016	2015	2014	2013
Consolidated Operating Results
Premiums	$690	$592	$600	$589	$613
Contract charges	703	717	738	847	1,054
Net investment income	1,777	1,659	1,819	2,081	2,485
Realized capital gains and losses	49	(77)	265	143	76
Total revenues	3,219	2,891	3,422	3,660	4,228
Net income (loss)	996	319	561	526	(38)

Consolidated Financial Position
Investments	$34,438	$35,067	$34,962	$37,466	$37,944
Total assets (1)	42,605	43,239	43,678	46,735	63,368
Reserve for life-contingent contract benefits and contractholder funds	30,217	30,792	31,936	33,382	35,193
Notes due to related parties	140	465	275	275	282
Shareholder’s equity	6,855	6,409	5,933	6,347	6,070
____________

(1)	As of December 31, 2013, total assets include $11.98 billion of investments that were classified as held for sale relating to the sale of LBL.
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
The most important factors we monitor to evaluate the financial condition and performance of our company include:

•	For operations: benefit and investment spread, asset-liability matching, expenses, net income, new business sales, and premiums and contract charges.

•
For investments: exposure to market risk, asset allocation, credit quality/experience, total return, net investment income, cash flows, realized capital gains and losses, unrealized capital gains and losses, stability of long-term returns, and asset and liability duration.

•	For financial condition: liquidity, financial strength ratings, operating leverage, capital position, and return on equity.
2017 HIGHLIGHTS

•	Net income was $996 million in 2017 compared to $319 million in 2016.

•
On December 22, 2017, Public Law 115-97, known as the Tax Cuts and Jobs Act of 2017 (“Tax Legislation”) became effective, permanently reducing the U.S. corporate income tax rate from 35% to 21% beginning January 1, 2018. The Tax Legislation changed the international system of taxation to a modified territorial system. The Tax Legislation resulted in a revaluation of our deferred tax assets and liabilities and the recognition of a transition tax liability for non-U.S. income from international subsidiaries, resulting in a $514 million reduction to income tax expense. We anticipate an effective tax rate between 19% and 20% for 2018. The actual effective tax rate in 2018 may differ from our estimate. The reduced applicable tax rate is expected to result in overall lower tax expense beginning in 2018. For a more detailed discussion of the Tax Legislation see Note 12 of the consolidated financial statements.

•	Premiums and contract charges totaled $1.39 billion in 2017, an increase of 6.4% from $1.31 billion in 2016.

•
Investments totaled $34.44 billion as of December 31, 2017, reflecting a decrease of $629 million from $35.07 billion as of December 31, 2016. Net investment income increased 7.1% to $1.78 billion in 2017 from $1.66 billion in 2016.

•	Net realized capital gains totaled $49 million in 2017 compared to net realized capital losses of $77 million in 2016.

•
Contractholder funds totaled $18.59 billion as of December 31, 2017, reflecting a decrease of $878 million from $19.47 billion as of December 31, 2016. Reserve for life-contingent contract benefits totaled $11.63 billion as of December 31, 2017 compared to $11.32 billion as of December 31, 2016.

•	Effective January 1, 2017, ALIC entered into a coinsurance reinsurance agreement with Allstate Assurance Company (“AAC”) to assume certain term life insurance policies.

OPERATIONS
Summary analysis Summarized financial data for the years ended December 31 is presented in the following table.

($ in millions)	2017	2016	2015
Revenues
Premiums	$690	$592	$600
Contract charges	703	717	738
Net investment income	1,777	1,659	1,819
Realized capital gains and losses	49	(77)	265
Total revenues	3,219	2,891	3,422

Costs and expenses
Contract benefits	(1,430)	(1,387)	(1,406)
Interest credited to contractholder funds	(639)	(677)	(717)
Amortization of DAC	(152)	(134)	(151)
Operating costs and expenses	(281)	(219)	(273)
Restructuring and related charges	(2)	(1)	—
Interest expense	(4)	(15)	(16)
Total costs and expenses	(2,508)	(2,433)	(2,563)

Gain on disposition of operations	7	5	3
Income tax benefit (expense)	278	(144)	(301)
Net income	$996	$319	$561
Net income was $996 million in 2017 compared to $319 million in 2016. 2017 net income included a $514 million Tax Legislation benefit. Excluding tax reform, net income increased $163 million, primarily due to net realized capital gains in 2017 compared to net realized capital losses in 2016, higher net investment income, higher premiums and lower interest credited to contractholder funds, partially offset by higher operating costs and expenses and contract benefits.
Net income was $319 million in 2016 compared to $561 million in 2015. The decrease was primarily due to net realized capital losses in 2016 compared to net realized capital gains in 2015 and lower net investment income, partially offset by lower operating costs and expenses and lower interest credited to contractholder funds.
Analysis of revenues Total revenues increased 11.3% or $328 million in 2017 compared to 2016, primarily due to net realized capital gains in 2017 compared to net realized capital losses in 2016, higher net investment income and higher premiums. Total revenues decreased 15.5% or $531 million in 2016 compared to 2015, primarily due to net realized capital losses in 2016 compared to net realized capital gains in 2015 and lower net investment income.
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
The following table summarizes premiums and contract charges by product for the years ended December 31.

($ in millions)	2017	2016	2015
Underwritten products
Traditional life insurance premiums	$579	$502	$515
Accident and health insurance premiums	111	90	85
Interest-sensitive life insurance contract charges	689	703	724
Subtotal	1,379	1,295	1,324

Annuities
Fixed annuity contract charges	14	14	14
Premiums and contract charges (1)	$1,393	$1,309	$1,338
____________

(1)	Contract charges related to the cost of insurance totaled $493 million, $495 million and $503 million in 2017, 2016, and 2015, respectively.

Premiums and contract charges increased 6.4% or $84 million in 2017 compared to 2016, primarily due to higher traditional life insurance premiums related to the reinsurance agreement with AAC effective January 1, 2017 and growth in voluntary accident and health insurance.
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
Analysis of costs and expenses Total costs and expenses increased 3.1% or $75 million in 2017 compared to 2016, primarily due to higher operating costs and expenses and contract benefits, partially offset by lower interest credited to contractholder funds. Total costs and expenses decreased 5.1% or $130 million in 2016 compared to 2015, primarily due to lower operating costs and expenses, interest credited to contractholder funds, contract benefits and amortization of DAC.
Contract benefits increased 3.1% or $43 million in 2017 compared to 2016, primarily due to the reinsurance agreement with AAC effective January 1, 2017, unfavorable mortality experience on interest-sensitive life insurance, and growth in voluntary accident and health insurance. Our 2017 annual review of assumptions resulted in a $13 million increase in reserves, primarily for secondary guarantees on interest-sensitive life insurance due to increased projected exposure to benefits paid under secondary guarantees resulting from continued low interest rates.
Contract benefits decreased 1.4% or $19 million in 2016 compared to 2015, primarily due to favorable life insurance mortality experience and a decline related to the reinsurance agreement with AAC effective April 1, 2015, partially offset by an increase in reserves for secondary guarantees on interest-sensitive life insurance and unfavorable immediate annuity mortality experience. Our 2016 annual review of assumptions resulted in a $10 million increase in reserves primarily for secondary guarantees on interest-sensitive life insurance due to higher than anticipated retention.
As of December 31, 2017, our premium deficiency and profits followed by losses evaluations concluded that no adjustments were required to be recognized. For further detail on these evaluations, see Reserve for life-contingent contract benefits estimation in the Application of Critical Accounting Estimates section.
We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”). This implied interest totaled $501 million, $510 million and $511 million in 2017, 2016 and 2015, respectively.
The benefit spread by product group for the years ended December 31 is disclosed in the following table.

($ in millions)	2017	2016	2015
Life insurance	$282	$256	$256
Accident and health insurance	56	40	32
Annuities	(84)	(86)	(80)
Total benefit spread	$254	$210	$208
Benefit spread increased 21.0% or $44 million in 2017 compared to 2016, primarily due to the reinsurance agreement with AAC effective January 1, 2017 and growth in voluntary accident and health insurance, partially offset by unfavorable mortality experience on interest-sensitive life insurance.
Benefit spread increased 1.0% or $2 million in 2016 compared to 2015, primarily due to favorable life insurance mortality experience and higher accident and health insurance premiums, partially offset by lower life insurance premiums, an increase in reserves for secondary guarantees on interest-sensitive life insurance and unfavorable immediate annuity mortality experience.
Interest credited to contractholder funds decreased 5.6% or $38 million in 2017 compared to 2016, primarily due to lower average contractholder funds. Interest credited to contractholder funds decreased 5.6% or $40 million in 2016 compared to 2015, primarily due to lower average contractholder funds and a decline related to the reinsurance agreement with AAC effective April 1, 2015. Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged increased interest credited to contractholder funds by $1 million in 2017 compared to $3 million in 2016 and $2 million in 2015.
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

The investment spread by product group for the years ended December 31 is shown in the following table.

($ in millions)	2017	2016	2015
Annuities and institutional products	$281	$128	$236
Life insurance	135	131	146
Accident and health insurance	5	5	6
Net investment income on investments supporting capital	217	211	205
Investment spread before valuation changes on embedded derivatives not hedged	638	475	593
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	(1)	(3)	(2)
Total investment spread	$637	$472	$591
Investment spread before valuation changes on embedded derivatives not hedged increased 34.3% or $163 million in 2017 compared to 2016, primarily due to higher net investment income related to strong performance-based results and lower credited interest. Investment spread before valuation changes on embedded derivatives not hedged decreased 19.9% or $118 million in 2016 compared to 2015, primarily due to lower net investment income.
To further analyze investment spreads, the following table summarizes the weighted average investment yield on assets supporting product liabilities and capital, interest crediting rates and investment spreads. Investment spreads may vary significantly between periods due to the variability in investment income, particularly for immediate fixed annuities where the investment portfolio includes performance-based investments.

	Weighted average investment yield			Weighted average interest crediting rate			Weighted average investment spreads
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Interest-sensitive life insurance	5.3%	5.1%	5.4%	3.7%	3.9%	3.8%	1.6%	1.2%	1.6%
Deferred fixed annuities and institutional products	4.3	4.1	4.3	2.8	2.8	2.8	1.5	1.3	1.5
Immediate fixed annuities with and without life contingencies	8.0	6.5	7.0	6.0	5.9	5.9	2.0	0.6	1.1
Investments supporting capital, traditional life and other products	3.6	3.8	4.0	n/a	n/a	n/a	n/a	n/a	n/a
The following table summarizes the weighted average guaranteed crediting rates and weighted average current crediting rates as of December 31, 2017 for certain fixed annuities and interest-sensitive life contracts where management has the ability to change the crediting rate, subject to contractual minimums. Other products, including equity-indexed, variable and immediate annuities, and equity-indexed and variable life totaling $5.40 billion of contractholder funds, have been excluded from the analysis because management does not have the ability to change the crediting rate or the minimum crediting rate is not considered meaningful in this context.

($ in millions)	Weighted average guaranteed crediting rates	Weighted average current crediting rates	Contractholder funds
Annuities with annual crediting rate resets	3.11%	3.12%	$4,913
Annuities with multi-year rate guarantees (1):
Resettable in next 12 months	1.28	4.08	514
Resettable after 12 months	1.81	2.72	813
Interest-sensitive life insurance	3.94	3.95	6,954
____________
(1)  These contracts include interest rate guarantee periods which are typically 5, 6 or 10 years.

Amortization of DAC The components of amortization of DAC for the years ended December 31 are summarized in the following table.

($ in millions)	2017	2016	2015
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives not hedged and changes in assumptions	$151	$134	$147
Amortization relating to realized capital gains and losses (1) and valuation changes on embedded derivatives not hedged	15	6	4
Amortization deceleration for changes in assumptions (“DAC unlocking”)	(14)	(6)	—
Total amortization of DAC	$152	$134	$151
____________

(1)
The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

Amortization of DAC increased 13.4% or $18 million in 2017 compared to 2016, primarily due to higher gross profits and net realized capital gains on interest-sensitive life insurance, partially offset by higher amortization deceleration for changes in assumptions.
Amortization of DAC decreased 11.3% or $17 million in 2016 compared to 2015, primarily due to the decline in new and inforce business and amortization deceleration for changes in assumptions in 2016.
Our annual comprehensive review of assumptions underlying estimated future gross profits for our interest-sensitive life, fixed annuities and other investment contracts covers assumptions for mortality, persistency, expenses, investment returns, including capital gains and losses, interest crediting rates to policyholders, and the effect of any hedges in all product lines. In 2017, the review resulted in a deceleration of DAC amortization (increase to income) of $14 million related to interest-sensitive life insurance. The deceleration primarily related to the benefit margin component of estimated gross profits and was due to a decrease in projected mortality. This was partially offset by DAC amortization acceleration (decrease to income) for changes in the investment margin due to continued low interest rates and lower projected investment returns.
In 2016, the review resulted in a deceleration of DAC amortization of $6 million. DAC amortization deceleration for changes in the investment margin component of estimated gross profits related to interest-sensitive life insurance and was due to increased projected investment margins from a favorable asset portfolio mix. DAC amortization deceleration for changes in the expense margin component of estimated gross profits related primarily to variable life insurance and was due to a decrease in projected expenses.
In 2015, the review resulted in no net acceleration of DAC amortization.
The changes in DAC for the years ended December 31 are detailed in the following table.

($ in millions)	Traditional life and accident and health		Interest-sensitive life insurance		Fixed annuities		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Beginning balance	$439	$452	$708	$815	$40	$47	$1,187	$1,314
Acquisition costs deferred	84	28	38	51	—	—	122	79
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives not hedged and changes in assumptions (1)	(52)	(41)	(93)	(86)	(6)	(7)	(151)	(134)
Amortization relating to realized capital gains and losses and valuation changes on embedded derivatives not hedged (1)	—	—	(15)	(6)	—	—	(15)	(6)
Amortization deceleration for changes in assumptions (“DAC unlocking”) (1)	—	—	14	6	—	—	14	6
Effect of unrealized capital gains and losses (2)	—	—	(46)	(72)	—	—	(46)	(72)
Reinsurance assumed (3)	45	—	—	—	—	—	45	—
Ending balance	$516	$439	$606	$708	$34	$40	$1,156	$1,187
____________

(1)	Included as a component of amortization of DAC on the Consolidated Statements of Operations and Comprehensive Income.

(2)
Represents the change in the DAC adjustment for unrealized capital gains and losses. The DAC adjustment represents the amount by which the amortization of DAC would increase or decrease if the unrealized gains and losses in the respective product portfolios were realized.

(3)	DAC increased in 2017 as a result of a reinsurance agreement with AAC.

Operating costs and expenses increased 28.3% or $62 million in 2017 compared to 2016, primarily due to the reinsurance agreement with AAC effective January 1, 2017 and higher net distribution expenses reflecting increased regulatory compliance costs, partially offset by lower non-deferrable commissions. Operating costs and expenses decreased 19.8% or $54 million in 2016 compared to 2015, primarily due to lower employee related and other operating costs as a result of the decline in new and inforce business.
The following table summarizes operating costs and expenses for the years ended December 31.

($ in millions)	2017	2016	2015
Non-deferrable commissions	$12	$20	$16
General and administrative expenses	269	199	257
Total operating costs and expenses	$281	$219	$273

Income tax expense in fourth quarter 2017 included a $514 million Tax Legislation benefit. Income tax expense in first quarter 2015 included $17 million related to our adoption of new accounting guidance for investments in qualified affordable housing projects.
Analysis of reserves and contractholder funds
The following table summarizes our product liabilities as of December 31.

($ in millions)	2017	2016	2015
Traditional life insurance	$2,458	$2,375	$2,349
Accident and health insurance	238	232	234
Immediate fixed annuities with life contingencies
Sub-standard structured settlements and group pension terminations (1)	5,304	5,029	5,030
Standard structured settlements and SPIA (2)	3,540	3,586	3,677
Other	85	100	104
Reserve for life-contingent contract benefits	$11,625	$11,322	$11,394

Interest-sensitive life insurance	$7,387	$7,312	$7,262
Deferred fixed annuities	8,093	8,884	9,710
Immediate fixed annuities without life contingencies	2,697	3,009	3,224
Institutional products	—	—	85
Other	415	265	261
Contractholder funds	$18,592	$19,470	$20,542
____________

(1)
Comprises structured settlement annuities for annuitants with severe injuries or other health impairments which increased their expected mortality rate at the time the annuity was issued (“sub-standard structured settlements”) and group annuity contracts issued to sponsors of terminated pension plans (“ABO”). Sub-standard structured settlements comprise 5% of our immediate annuity policies in force and 53% of the immediate annuity reserve for life-contingent contract benefits.

(2)	Comprises structured settlement annuities for annuitants with standard life expectancy (“standard structured settlements”) and single premium immediate annuities (“SPIA”) with life contingencies.

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
The following table shows the changes in contractholder funds for the years ended December 31.

($ in millions)	2017	2016	2015
Contractholder funds, beginning balance	$19,470	$20,542	$21,816

Deposits
Interest-sensitive life insurance	881	927	1,010
Fixed annuities	28	42	42
Total deposits	909	969	1,052

Interest credited	635	672	716

Benefits, withdrawals, maturities and other adjustments
Benefits	(871)	(947)	(1,060)
Surrenders and partial withdrawals	(960)	(1,014)	(1,246)
Maturities of and interest payments on institutional products	—	(86)	(1)
Contract charges	(655)	(665)	(684)
Net transfers from separate accounts	4	5	7
Other adjustments (1)	60	(6)	(58)
Total benefits, withdrawals, maturities and other adjustments	(2,422)	(2,713)	(3,042)

Contractholder funds, ending balance	$18,592	$19,470	$20,542
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

Contractholder funds decreased 4.5% and 5.2% in 2017 and 2016, respectively, primarily due to the continued runoff of our deferred fixed annuity business. We discontinued the sale of annuities over an eight year period from 2006 to 2014, but still accept additional deposits on existing contracts.
Contractholder deposits decreased 6.2% in 2017 compared to 2016, primarily due to lower deposits on interest-sensitive life insurance. Contractholder deposits decreased 7.9% in 2016 compared to 2015, primarily due to lower deposits on interest-sensitive life insurance resulting from lower reinsurance assumed and the absence of deposits on the business reinsured to AAC effective April 1, 2015.
Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 5.3% to $960 million in 2017 from $1.01 billion in 2016 and 18.6% to $1.01 billion in 2016 from $1.25 billion in 2015, primarily due to decreases in deferred fixed annuities. The surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 6.2% in 2017 compared to 6.2% in 2016 and 7.2% in 2015.
Maturities of and interest payments on institutional products included an $85 million maturity in 2016. There were no institutional products outstanding as of December 31, 2017 or 2016.

Reinsurance Ceded
In the normal course of business, we seek to limit aggregate and single exposure to losses on large risks by purchasing reinsurance. In addition, we have used reinsurance to effect the disposition of certain blocks of business. We retain primary liability as a direct insurer for all risks ceded to reinsurers. As of December 31, 2017 and 2016, 21% and 23%, respectively, of our face amount of life insurance in force was reinsured. Additionally, we ceded substantially all of the risk associated with our variable annuity business to Prudential Insurance Company of America.
Our reinsurance recoverables, summarized by reinsurer as of December 31, are shown in the following table.

($ in millions)	S&P financial strength rating (1)	Reinsurance recoverable on paid and unpaid benefits
		2017	2016
Prudential Insurance Company of America	AA-	$1,353	$1,406
Allstate Assurance Company (2)	N/A	437	452
RGA Reinsurance Company	AA-	229	250
Swiss Re Life and Health America, Inc.	AA-	159	151
Munich American Reassurance	AA-	91	98
Scottish Re Group	N/A	87	90
Transamerica Life Group	AA-	81	84
John Hancock Life & Health Insurance Company	AA-	54	55
Triton Insurance Company	N/A	47	49
American Health & Life Insurance Company	N/A	37	41
Lincoln National Life Insurance	AA-	28	31
Security Life of Denver	A	27	30
SCOR Global Life	AA-	17	17
American United Life Insurance Company	AA-	14	15
Other (3)		19	22
Total		$2,680	$2,791
____________

(1)	N/A reflects no S&P Global Ratings (“S&P”) rating available.

(2)	Affiliate company.

(3)	As of December 31, 2017 and 2016, the other category includes $19 million and $20 million, respectively, of recoverables due from reinsurers rated A- or better by S&P.
We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis, and a provision for uncollectible reinsurance is recorded if needed. No amounts have been deemed unrecoverable in the three-years ended December 31, 2017.

INVESTMENTS 2017 HIGHLIGHTS

•	Investments totaled $34.44 billion as of December 31, 2017, decreasing from $35.07 billion as of December 31, 2016.

•	Net investment income was $1.78 billion in 2017, an increase of 7.1% from $1.66 billion in 2016.

•	Net realized capital gains were $49 million in 2017 compared to net realized capital losses of $77 million in 2016.

•	Unrealized net capital gains totaled $1.57 billion as of December 31, 2017, increasing from $1.20 billion as of December 31, 2016.
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
Our portfolio is comprised of assets chosen to generate returns to support corresponding liabilities, within an asset-liability framework that targets an appropriate return on capital. For longer-term immediate annuity liabilities, we invest primarily in performance-based investments, such as limited partnerships, and equity securities. For shorter-term annuity and life insurance liabilities, we invest primarily in fixed income securities and commercial mortgage loans with maturity profiles aligned with liability cash flow requirements.
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
Performance-based strategy seeks to deliver attractive risk-adjusted returns and supplement market risk with idiosyncratic risk. Returns are impacted by a variety of factors including general macroeconomic and public market conditions as public benchmarks are often used in the valuation of underlying investments. Variability in earnings will also result from the performance of the underlying assets or business and the timing of sales of those investments. Earnings from the sales of investments may be recorded as net investment income or realized capital gains and losses. The portfolio, which primarily includes private equity and real estate with a majority being limited partnerships, is diversified across a number of characteristics, including managers or partners, vintage years, strategies, geographies (including international) and industry sectors or property types. These investments are generally illiquid in nature, often require specialized expertise, typically involve a third party manager, and often enhance returns and income through transformation at the company or property level. A portion of these investments seek returns in markets or asset classes that are dislocated or special situations, primarily in private markets.
Investments outlook
In December 2017, the Federal Open Market Committee (“FOMC”) tightened monetary policy by setting the new target range for the federal funds rate at 1-1/4 percent to 1-1/2 percent and maintained their inflation target of 2 percent. The FOMC noted that monetary policy remains accommodative, thereby supporting strong labor market conditions and a return to 2 percent inflation. The path of the federal funds rate increase will depend on economic conditions and their impact on the economic outlook. We anticipate that interest rates will continue to increase but remain below historical averages and that financial markets may continue to have periods of high volatility and less liquidity.
We plan to focus on the following priorities:
•Enhance investment portfolio returns through dynamic asset allocation and tax efficiency.
•Leverage our broad capabilities to shift the portfolio mix to earn higher risk-adjusted returns on capital.

•	Invest for the specific needs and characteristics of our business, including our liability profile.

We continue to increase performance-based investments in our portfolio, consistent with our ongoing strategy to have a greater proportion of return derived from idiosyncratic asset or operating performance.
Invested assets and market-based income are expected to decline in line with reductions in contractholder funds and income related to performance-based investments will result in variability of our earnings. Additionally, investment income may decline to the extent we reinvest investment proceeds at market yields that are below the current portfolio yield.
Portfolio composition The composition of the investment portfolio as of December 31, 2017 is presented in the following table.

($ in millions)		Percent to total
Fixed income securities (1)	$23,261	67.6%
Mortgage loans	3,876	11.3
Equity securities (2)	1,614	4.7
Limited partnership interests	3,147	9.1
Short-term investments (3)	725	2.1
Policy loans	561	1.6
Other	1,254	3.6
Total	$34,438	100.0%

____________

(1)	Fixed income securities are carried at fair value. Amortized cost basis for these securities was $22.00 billion.

(2)	Equity securities are carried at fair value. Cost basis for these securities was $1.31 billion.

(3)	Short-term investments are carried at fair value.
Investments totaled $34.44 billion as of December 31, 2017, decreasing from $35.07 billion as of December 31, 2016, primarily due to net reductions in contractholder funds and dividends paid to Allstate Insurance Company (“AIC”), partially offset by higher equity and fixed income valuations and positive operating cash flows.
Portfolio composition by investment strategy The following table presents the investment portfolio by strategy as of December 31, 2017.

($ in millions)	Market-based core	Market-based active	Performance-based	Total
Fixed income securities	$22,242	$1,011	$8	$23,261
Mortgage loans	3,876	—	—	3,876
Equity securities	1,391	165	58	1,614
Limited partnership interests	234	—	2,913	3,147
Short-term investments	714	11	—	725
Policy loans	561	—	—	561
Other	1,080	4	170	1,254
Total	$30,098	$1,191	$3,149	$34,438
% of total	87%	4%	9%

Unrealized net capital gains and losses
Fixed income securities	$1,255	$2	$—	$1,257
Equity securities	289	14	5	308
Limited partnership interests	—	—	1	1
Other	2	—	—	2
Total	$1,546	$16	$6	$1,568
During 2017, strategic actions focused on optimizing portfolio yield, return and risk in the low interest rate environment. We maintained our portfolio’s maturity profile of fixed income securities and continued to increase performance-based investments. Invested assets and market-based income declined in line with reductions in contractholder funds. Performance-based investments and equity securities will continue to be allocated primarily to the longer-term immediate annuity liabilities to improve returns on those products while shorter-term annuity and life insurance liabilities will be invested in market-based investments.

Fixed income securities by type are listed in the following table.

($ in millions)	Fair value as of December 31, 2017	Fair value as of December 31, 2016
U.S. government and agencies	$804	$1,014
Municipal	2,273	2,274
Corporate	19,136	19,681
Foreign government	299	332
Asset-backed securities (“ABS”)	385	331
Residential mortgage-backed securities (“RMBS”)	253	333
Commercial mortgage-backed securities (“CMBS”)	97	241
Redeemable preferred stock	14	16
Total fixed income securities	$23,261	$24,222
Fixed income securities are rated by third party credit rating agencies and/or are internally rated. As of December 31, 2017, 87.5% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P, a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Credit ratings below these designations are considered low credit quality or below investment grade, which includes high yield bonds. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.
The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit quality as of December 31, 2017.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$804	$36	$—	$—	$804	$36
Municipal	2,238	271	35	1	2,273	272
Corporate
Public	11,581	539	1,636	46	13,217	585
Privately placed	4,977	258	942	31	5,919	289
Foreign government	299	20	—	—	299	20
ABS
Collateralized debt obligations (“CDO”)	32	(2)	16	3	48	1
Consumer and other asset-backed securities (“Consumer and other ABS”)	336	—	1	1	337	1
RMBS
U.S. government sponsored entities (“U.S. Agency”)	39	2	—	—	39	2
Non-agency	16	1	198	45	214	46
CMBS	17	—	80	4	97	4
Redeemable preferred stock	14	1	—	—	14	1
Total fixed income securities	$20,353	$1,126	$2,908	$131	$23,261	$1,257
Municipal bonds totaled $2.27 billion as of December 31, 2017 with 98.5% rated investment grade and an unrealized net capital gain of $272 million. The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).
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
Corporate bonds, including publicly traded and privately placed, totaled $19.14 billion as of December 31, 2017, with an unrealized net capital gain of $874 million. Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.

Our $5.92 billion portfolio of privately placed securities is diversified by issuer, industry sector and country. The portfolio is made up of 410 issuers. Privately placed corporate obligations may contain structural security features such as financial covenants and call protections that provide investors greater protection against credit deterioration, reinvestment risk or fluctuations in interest rates than those typically found in publicly registered debt securities. Additionally, investments in these securities are made after due diligence of the issuer, typically including discussions with senior management and on-site visits to company facilities. Ongoing monitoring includes direct periodic dialog with senior management of the issuer and continuous monitoring of operating performance and financial position. Every issue not rated by an independent rating agency is internally rated with a formal rating affirmation at least once a year.
Our corporate bonds portfolio includes $2.58 billion of below investment grade bonds, $942 million of which are privately placed. These securities are diversified by issuer and industry sector. The below investment grade corporate bonds portfolio is made up of 273 issuers. We employ fundamental analyses of issuers and sectors along with macro and asset class views to identify investment opportunities. This results in a portfolio with broad exposure to the high yield market, yet with an emphasis on idiosyncratic positions reflective of our views of market conditions and opportunities.
Foreign government securities totaled $299 million as of December 31, 2017, with 100.0% rated investment grade and an unrealized net capital gain of $20 million. Of these securities, 58.9% are backed by the U.S. government, 16.4% are in Canadian governmental and provincial securities, and the remaining 24.7% are highly diversified in other foreign governments.
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
ABS, including CDO and Consumer and other ABS, totaled $385 million as of December 31, 2017, with 95.6% rated investment grade and an unrealized net capital gain of $2 million. Credit risk is managed by monitoring the performance of the underlying collateral. Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.
CDO totaled $48 million as of December 31, 2017, with 66.7% rated investment grade and an unrealized net capital gain of $1 million. CDO consist of obligations collateralized by cash flow CDO, which are structures collateralized primarily by below investment grade senior secured corporate loans. Consumer and other ABS totaled $337 million as of December 31, 2017, with 99.7% rated investment grade.
RMBS totaled $253 million as of December 31, 2017, with 21.7% rated investment grade and an unrealized net capital gain of $48 million. The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to prepayment risk from the underlying residential mortgage loans. RMBS consists of a U.S. Agency portfolio having collateral issued or guaranteed by U.S. government agencies and a non-agency portfolio consisting of securities collateralized by Prime, Alt-A and Subprime loans. The non-agency portfolio totaled $214 million as of December 31, 2017, with 7.5% rated investment grade and an unrealized net capital gain of $46 million.
CMBS totaled $97 million as of December 31, 2017, with 17.5% rated investment grade and an unrealized net capital gain of $4 million. The CMBS portfolio is subject to credit risk and has a sequential pay-down structure. All of the CMBS investments are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.
Mortgage loans totaled $3.88 billion as of December 31, 2017 and primarily comprise loans secured by first mortgages on developed commercial real estate. Key considerations used to manage our exposure include property type and geographic diversification. For further detail on our mortgage loan portfolio, see Note 5 of the consolidated financial statements.
Equity securities primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments. Certain exchange traded and mutual funds have fixed income securities as their underlying investments. The equity securities portfolio was $1.61 billion as of December 31, 2017, with an unrealized net capital gain of $308 million.
Limited partnership interests include interests in private equity funds, real estate funds and other funds. The following table presents carrying value and other information about our limited partnership interests as of December 31, 2017.

($ in millions)	Private equity	Real estate	Other	Total
Cost method of accounting (“Cost”) (1)	$554	$42	$15	$611
Equity method of accounting (“EMA”) (2)	1,865	452	219	2,536
Total	$2,419	$494	$234	$3,147

Number of managers	129	31	5	165
Number of individual investments	244	58	5	307
Largest exposure to single investment	$157	$72	$102	$157
______________________________

(1)
Beginning January 1, 2018, due to the adoption of the new accounting standard for the recognition and measurement of financial assets and liabilities, cost method limited partnerships (excluding limited partnership interests accounted for on a cost recovery basis) will be measured at fair value with changes in fair value recognized in net income. The existing carrying value of these investments will increase to fair value with the offsetting adjustment, after-tax, recognized in retained income through a cumulative effect adjustment. See Note 2 of the consolidated financial statements for additional details on the new accounting standard.

(2)
Total EMA includes approximately $437 million of cumulative pre-tax appreciation. EMA limited partnerships are included in our comprehensive portfolio monitoring process to identify other-than-temporary impairment. Evidence of a loss in value that is other-than-temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.

Short-term investments totaled $725 million as of December 31, 2017, which includes securities lending collateral of $417 million.
Policy loans totaled $561 million as of December 31, 2017. Policy loans are carried at unpaid principal balances.
Other investments primarily comprise $538 million of agent loans (loans issued to exclusive Allstate agents), $437 million of bank loans, $157 million of real estate and $115 million of derivatives as of December 31, 2017. For further detail on our use of derivatives, see Note 7 of the consolidated financial statements.
Unrealized net capital gains totaled $1.57 billion as of December 31, 2017 compared to $1.20 billion as of December 31, 2016. The appreciation of equity securities reflected strong equity markets. Fixed income valuations increased due to lower market yields resulting from tighter credit spreads.
The following table presents unrealized net capital gains and losses as of December 31.

($ in millions)	2017	2016
U.S. government and agencies	$36	$46
Municipal	272	257
Corporate	874	736
Foreign government	20	28
ABS	2	(6)
RMBS	48	39
CMBS	4	8
Redeemable preferred stock	1	2
Fixed income securities	1,257	1,110
Equity securities (1)	308	82
Derivatives	2	5
EMA limited partnerships	1	(2)
Unrealized net capital gains and losses, pre-tax	$1,568	$1,195
______________________________

(1)
Beginning January 1, 2018, due to the adoption of the new accounting standard for the recognition and measurement of financial assets and liabilities, equity securities will be measured at fair value with changes in fair value recognized in net income. The existing unrealized net capital gains and losses, after-tax, will be reclassified to retained income through a cumulative-effect adjustment. See Note 2 of the consolidated financial statements for additional details on the new accounting standard.

We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security that may be other-than-temporarily impaired. The process includes a quarterly review of all securities to identify instances where the fair value of a security compared to its amortized cost (for fixed income securities) or cost (for equity securities) is below established thresholds. The process also includes the monitoring of other impairment indicators such as ratings, ratings downgrades and payment defaults. The securities identified, in addition to other securities for which we may have a concern, are evaluated for potential other-than-temporary impairment using all reasonably available information relevant to the collectability or recovery of the security. Inherent in our evaluation of other-than-temporary impairment for these fixed income and equity securities are assumptions and estimates about the financial condition and future earnings potential of the issue or issuer. Some of the factors that may be considered in evaluating whether a decline in fair value is other than temporary are: 1) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry specific market conditions and trends, geographic location and implications of rating agency actions and offering prices; 2) the specific reasons that a security is in an unrealized loss position, including overall market conditions which could affect liquidity; and 3) the length of time and extent to which the fair value has been less than amortized cost or cost. All investments in an unrealized loss position as of December 31, 2017 were included in our portfolio monitoring process for determining whether declines in value were other than temporary.
The unrealized net capital gain for the fixed income portfolio totaled $1.26 billion, comprised of $1.36 billion of gross unrealized gains and $98 million of gross unrealized losses as of December 31, 2017. This is compared to an unrealized net capital gain for the fixed income portfolio totaling $1.11 billion, comprised of $1.31 billion of gross unrealized gains and $200 million of gross unrealized losses as of December 31, 2016.
Gross unrealized gains and losses on fixed income securities by type and sector as of December 31, 2017 are provided in the following table.

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
Corporate:
Consumer goods (cyclical and non-cyclical)	$5,136	$189	$(23)	$5,302
Banking	844	17	(16)	845
Utilities	3,456	336	(12)	3,780
Capital goods	2,276	80	(12)	2,344
Communications	1,318	54	(7)	1,365
Energy	1,111	75	(4)	1,182
Technology	1,088	31	(4)	1,115
Financial services	1,065	54	(3)	1,116
Transportation	943	68	(3)	1,008
Basic industry	889	50	(2)	937
Other	136	6	—	142
Total corporate fixed income portfolio	18,262	960	(86)	19,136
U.S. government and agencies	768	38	(2)	804
Municipal	2,001	275	(3)	2,273
Foreign government	279	20	—	299
ABS	383	6	(4)	385
RMBS	205	49	(1)	253
CMBS	93	6	(2)	97
Redeemable preferred stock	13	1	—	14
Total fixed income securities	$22,004	$1,355	$(98)	$23,261
The consumer goods, utilities and capital goods sectors comprise 28%, 20% and 12%, respectively, of the carrying value of our corporate fixed income securities portfolio as of December 31, 2017. The consumer goods, banking, utilities and capital goods sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of December 31, 2017. In general, the gross unrealized losses are related to an increase in market yields, which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase. Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.
The unrealized net capital gain for the equity portfolio totaled $308 million, comprised of $311 million of gross unrealized gains and $3 million of gross unrealized losses as of December 31, 2017. This is compared to an unrealized net capital gain for the equity portfolio totaling $82 million, comprised of $117 million of gross unrealized gains and $35 million of gross unrealized losses as of December 31, 2016.

Gross unrealized gains and losses on equity securities by sector as of December 31, 2017 are provided in the table below.

($ in millions)	Cost	Gross unrealized		Fair value
		Gains	Losses
Consumer goods (cyclical and non-cyclical)	$252	$64	$(1)	$315
Energy	68	9	(1)	76
Communications	51	11	(1)	61
Utilities	27	4	—	31
Transportation	22	5	—	27
Financial services	68	22	—	90
Banking	97	28	—	125
Real estate	30	2	—	32
Capital goods	109	38	—	147
Basic industry	44	11	—	55
Technology	126	59	—	185
Funds	412	58	—	470
Total equity securities	$1,306	$311	$(3)	$1,614
As of December 31, 2017, we have not made the decision to sell and it is not more likely than not we will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis. As of December 31, 2017, we have the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.
Net investment income  The following table presents net investment income for the years ended December 31.

($ in millions)	2017	2016	2015
Fixed income securities	$1,058	$1,078	$1,246
Mortgage loans	182	193	203
Equity securities	48	40	28
Limited partnership interests	457	292	287
Short-term investments	9	5	3
Policy loans	31	32	34
Other	79	90	75
Investment income, before expense	1,864	1,730	1,876
Investment expense (1)	(87)	(71)	(57)
Net investment income	$1,777	$1,659	$1,819

Market-based core	$1,347	$1,387	$1,555
Market-based active	39	34	22
Performance-based	478	309	299
Investment income, before expense	$1,864	$1,730	$1,876
______________________________

(1)
Investment expense includes $16 million of investee level expenses in both 2017 and 2016 and $5 million in 2015. Investee level expenses include depreciation and asset level operating expenses on directly held real estate and other consolidated investments.

Net investment income increased 7.1% or $118 million in 2017 compared to 2016 benefiting from strong performance-based results, primarily from limited partnerships, partially offset by lower average investment balances as a result of a decrease in contractholder funds. Net investment income decreased 8.8% or $160 million in 2016 compared to 2015, primarily due to lower fixed income yields resulting from lower market yields and portfolio repositioning (including both the 2015 maturity profile shortening and the shift to performance-based investments) and lower average investment balances.

Performance-based investments primarily include private equity and real estate. The following table presents investment income for performance-based investments for the years ended December 31.

($ in millions)	2017	2016	2015
Limited partnerships
Private equity	$375	$248	$227
Real estate	82	44	62
Performance-based - limited partnerships (1)	457	292	289

Non-limited partnerships
Private equity	6	2	4
Real estate	15	15	6
Performance-based - non-limited partnerships	21	17	10

Total
Private equity	381	250	231
Real estate	97	59	68
Total performance-based	$478	$309	$299

Investee level expenses (2)	$(16)	$(16)	$(5)
______________________________

(1)
Other limited partnership interests where the underlying assets consist of public securities are held in the market-based core portfolio and are not included in the table above. Investment income (loss) for these limited partnership interests was zero in both 2017 and 2016 and $(2) million in 2015.

(2)
Investee level expenses include depreciation and asset level operating expenses reported in investment expense. When calculating the pre-tax yields, investee level operating expenses are netted against income for directly held real estate and other consolidated investments.

Performance-based investment income increased 54.7% or $169 million in 2017 compared to 2016. The increase reflects asset appreciation, sales of underlying investments, and the continued growth of our performance-based portfolio.
Performance-based investment income increased 3.3% or $10 million in 2016 compared to 2015. The increase primarily related to income realization on direct real estate investments and higher valuations, including private equity investments with exposure to the energy sector, partially offset by lower distributions from cost method funds due to a decrease in realization on the underlying investments.
Performance-based income can vary significantly between periods and is influenced by economic conditions, equity market performance, comparable public company earning multiples, capitalization rates, operating performance of the underlying investments and the timing of asset sales.
Realized capital gains and losses The following table presents the components of realized capital gains and losses and the related tax effect for the years ended December 31.

($ in millions)	2017	2016	2015
Impairment write-downs
Fixed income securities	$(17)	$(35)	$(26)
Mortgage loans	(1)	—	4
Equity securities	(12)	(47)	(18)
Limited partnership interests	(9)	(15)	(17)
Other investments	(2)	(4)	(6)
Impairment write-downs	$(41)	$(101)	$(63)
Change in intent write-downs	(4)	(12)	(65)
Net other-than-temporary impairment losses recognized in earnings	(45)	(113)	(128)
Sales and other	110	31	383
Valuation and settlements of derivative instruments	(16)	5	10
Realized capital gains and losses, pre-tax	49	(77)	265
Income tax (expense) benefit	(19)	26	(94)
Realized capital gains and losses, after-tax	$30	$(51)	$171

Market-based core	$45	$(53)	$300
Market-based active	21	4	(21)
Performance-based	(17)	(28)	(14)
Realized capital gains and losses, pre-tax	$49	$(77)	$265

Impairment write-downs on fixed income securities in 2017 were primarily driven by corporate fixed income securities impacted by issuer specific circumstances. Equity securities were written down primarily due to the length of time and extent to which fair value was below cost, considering our assessment of the financial condition and prospects of the issuer, including relevant industry conditions and trends. Limited partnership write-downs primarily related to private equity investments.
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
Change in intent write-downs totaled $4 million, $12 million and $65 million in 2017, 2016 and 2015, respectively. The change in intent write-downs primarily relate to equity securities that we may not hold for a period of time sufficient to recover unrealized losses given our preference to maintain flexibility to reposition the portfolio. As of December 31, 2017, these holdings totaled $271 million.
Sales and other generated $110 million, $31 million and $383 million of net realized capital gains in 2017, 2016 and 2015, respectively. Sales and other in 2017 included gains from valuation changes in public securities held in certain limited partnerships as well as sales of equity and fixed income securities in connection with ongoing portfolio management. Sales and other in 2016 included sales of equity and fixed income securities in connection with ongoing portfolio management, as well as gains from valuation changes in public securities held in certain limited partnerships. Sales and other in 2015 included sales of longer duration fixed income securities in connection with our maturity profile shortening and equity securities in connection with ongoing portfolio management, as well as losses from valuation changes in public securities held in certain limited partnerships.
Valuation and settlements of derivative instruments generated net realized capital losses of $16 million in 2017 and net realized capital gains of $5 million and $10 million in 2016 and 2015, respectively. The net realized capital losses on derivative instruments in 2017 primarily comprised losses on foreign currency contracts due to the weakening of the U.S. Dollar and losses on equity futures used for risk management due to increases in equity indices. The net realized capital gains on derivative instruments in 2016 primarily comprised gains on foreign currency contracts due to the strengthening of the U.S. Dollar and gains on credit default swaps due to the movement of credit spreads on the underlying credit names, partially offset by losses on equity futures used for risk management due to increases in equity indices. The net realized capital gains on derivative instruments in 2015 primarily comprised gains on foreign currency contracts due to the strengthening of the U.S. Dollar and gains on credit default swaps due to the movement of credit spreads on the underlying credit names.

The following table presents realized capital gains and losses for performance-based investments for the years ended December 31.

($ in millions)	2017	2016	2015
Limited partnerships
Private equity	$(14)	$(20)	$(17)
Real estate	4	3	—
Performance-based - limited partnerships (1)	(10)	(17)	(17)

Non-limited partnerships
Private equity	(13)	(12)	3
Real estate	6	1	—
Performance-based - non-limited partnerships	(7)	(11)	3

Total
Private equity	(27)	(32)	(14)
Real estate	10	4	—
Total performance-based	$(17)	$(28)	$(14)
______________________________

(1)
Other limited partnership interests where the underlying assets consist of public securities are held in the market-based core portfolio and are not included in the table above. Realized capital gains and losses were $56 million, $12 million and $(15) million in 2017, 2016 and 2015, respectively, for these limited partnership interests.

Realized capital losses on performance-based investments were $17 million, $28 million and $14 million in 2017, 2016 and 2015, respectively. 2017 included impairment write-downs on private equity investments and derivative losses related to the hedging of foreign currency risk, partially offset by gains on sale of real estate investments. 2016 included impairment write-downs on certain investments with exposure to the energy sector, partially offset by the recovery in value of a limited partnership that was previously written-down. 2015 included impairment write-downs primarily related to an energy related investment that had been impacted by a decline in natural gas prices.
MARKET RISK
Market risk is the risk that we will incur losses due to adverse changes in interest rates, credit spreads, equity prices, commodity prices or currency exchange rates. Adverse changes to these rates and prices may occur due to changes in fiscal policy, the economic climate, the liquidity of a market or market segment, insolvency or financial distress of key market makers or participants or changes in market perceptions of credit worthiness and/or risk tolerance. Our primary market risk exposures are to changes in interest rates, credit spreads and equity prices. We have no direct exposure to commodity price changes.
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
Overview  In formulating and implementing guidelines for investing funds, we seek to earn attractive risk adjusted returns that enhance our ability to offer competitive rates and prices to customers while contributing to stable profits and long-term capital growth. Accordingly, our investment decisions and objectives are informed by the underlying risks and product profiles.
Investment policies define the overall framework for managing market and other investment risks, including accountability and controls over risk management activities. These investment activities follow policies that have been approved by our board of directors and which specify the investment limits and strategies that are appropriate given the liquidity, surplus, product profile and regulatory requirements. Executive oversight of investment activities is conducted primarily through our board of directors and investment committee. Asset-liability management (“ALM”) policies further define the overall framework for managing market and investment risks and are approved by our board of directors. ALM focuses on strategies to enhance yields, mitigate market risks and optimize capital to improve profitability and returns while incorporating future expected cash requirements to repay liabilities. These ALM policies specify limits, ranges and/or targets for investments that best meet business objectives in light of the unique demands and characteristics of the product liabilities and are intended to result in a prudent, methodical and effective adjudication of market risk and return.
We use widely-accepted quantitative and qualitative approaches to measure, monitor and manage market risk. We evaluate our market risk exposure using multiple measures including but not limited to duration, value-at-risk, scenario analysis and sensitivity analysis. Duration measures the price sensitivity of assets and liabilities to changes in interest rates. For example, if interest rates increase 100 basis points, the fair value of an asset with a duration of 5 is expected to decrease in value by 5%. Value-at-risk is a statistical estimate of the probability that the change in fair value of a portfolio will exceed a certain amount over a given time horizon. Scenario analysis estimates the potential changes in the fair value of a portfolio that could occur under hypothetical market conditions defined by changes to multiple market risk factors: interest rates, credit spreads, equity prices or currency exchange rates. Sensitivity analysis estimates the potential changes in the fair value of a portfolio that could occur under different hypothetical shocks to a market risk factor. In general, we establish investment portfolio asset allocation and market risk limits based upon a combination of duration, value-at-risk, scenario analysis and sensitivity analysis. The asset allocation limits place restrictions on the total funds that may be invested within an asset class. Comprehensive day-to-day management of market risk within defined tolerance ranges occurs as portfolio managers buy and sell within their respective markets based upon the acceptable boundaries established by investment policies. Although we apply a similar overall philosophy to market risk, the underlying business frameworks and the accounting and regulatory environments may differ between our products and therefore affect investment decisions and risk parameters.
Interest rate risk is the risk that we will incur a loss due to adverse changes in interest rates relative to the characteristics of our interest-bearing assets and liabilities. Interest rate risk includes risks related to changes in U.S. Treasury yields and other key risk-free reference yields. This risk arises from many of our primary activities, as we invest substantial funds in interest-sensitive assets and issue interest-sensitive liabilities. Changes in interest rates can have favorable and unfavorable effects on our results. For example, increases in rates can improve investment income, but decrease the fair value of our fixed income securities portfolio and increase policyholder surrenders requiring us to liquidate assets. Decreases in rates could increase the fair value of our fixed income securities portfolio while decreasing investment income due to reinvesting at lower market yields and accelerating pay-downs and prepayments of certain investments.
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
As of December 31, 2017, the difference between our asset and liability duration was a (8.43) gap compared to a (5.97) gap as of December 31, 2016. A negative duration gap indicates that the fair value of our liabilities is more sensitive to interest rate movements than the fair value of our assets, while a positive duration gap indicates that the fair value of our assets is more sensitive to interest rate movements than the fair value of our liabilities. We may have a positive or negative duration gap, as the duration of our assets and liabilities vary based on the characteristics of the products in force and investing activity.
To reduce the risk that investment returns are below levels required to meet the funding needs of certain liabilities, we are executing our performance-based strategy that supplements market risk with idiosyncratic risk. We are using these investments, in addition to public equity securities, to support our long-term annuity liabilities. Shorter-term annuity liabilities will continue to be invested in market-based investments to generate cash flows that will fund future claims, benefits and expenses, and that will earn stable returns across a wide variety of interest rate and economic scenarios. Performance-based investments and public equity securities are generally not interest-bearing; accordingly, using them to support interest-bearing liabilities contributes toward a negative duration gap.
Based upon the information and assumptions used in the duration calculation, and market interest rates as of December 31, 2017, we estimate that a 100 basis point immediate, parallel increase in interest rates (“rate shock”) would increase the net fair value of the assets and liabilities by $1.61 billion, compared to an increase of $1.23 billion as of December 31, 2016, reflecting year to year changes in duration and the amount of assets and liabilities. The selection of a 100 basis point immediate, parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event. The estimate excludes traditional and interest-sensitive life insurance and accident and health insurance products that are not considered financial instruments and the $9.28 billion of assets supporting them and the associated liabilities. The $9.28 billion of assets excluded from the calculation increased from $8.82 billion as of December 31, 2016. Based on assumptions described above, in the event of a 100 basis point immediate increase in interest rates, the assets supporting the excluded products would decrease in value by $552 million, compared to a decrease of $476 million as of December 31, 2016.
To the extent that conditions differ from the assumptions we used in these calculations, duration and rate shock measures could be significantly impacted. Additionally, our calculations assume the current relationship between short-term and long-term interest rates (the term structure of interest rates) will remain constant over time. As a result, these calculations may not fully capture the effect of non-parallel changes in the term structure of interest rates and/or large changes in interest rates.

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
Spread duration is calculated similarly to interest rate duration. As of December 31, 2017, the spread duration was 4.73, compared to 4.80 as of December 31, 2016. Based upon the information and assumptions we use in this spread duration calculation, and market spreads as of December 31, 2017, we estimate that a 100 basis point immediate, parallel increase in spreads across all asset classes, industry sectors and credit ratings (“spread shock”) would decrease the net fair value of the assets by $1.27 billion compared to $1.33 billion as of December 31, 2016. Reflected in the spread duration calculation are the effects of tactical positions that may include the use of credit default swaps to manage spread risk. The selection of a 100 basis point immediate parallel change in spreads should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.
Equity price risk is the risk that we will incur losses due to adverse changes in the general levels of the equity markets. As of December 31, 2017, we held $4.76 billion in investments with equity risk (including primarily limited partnership interests, equity securities and non-redeemable preferred securities), compared to $4.29 billion as of December 31, 2016.
As of December 31, 2017, our portfolio of investments with equity risk had a cash market portfolio beta of 1.08, compared to a beta of 1.09 as of December 31, 2016. Beta represents a widely used methodology to describe, quantitatively, an investment’s market risk characteristics relative to an index such as the Standard & Poor’s 500 Composite Price Index (“S&P 500”). Based on the beta analysis, we estimate that if the S&P 500 increases or decreases by 10%, the fair value of our equity investments will increase or decrease by 10.8%, respectively. Based upon the information and assumptions we used to calculate beta as of December 31, 2017, we estimate that an immediate increase or decrease in the S&P 500 of 10% would increase or decrease the net fair value of our equity investments by $513 million, compared to $467 million as of December 31, 2016. The selection of a 10% immediate increase or decrease in the S&P 500 should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.
The beta of our investments with equity risk was determined by calculating the change in the fair value of the portfolio resulting from stressing the equity market up and down 10%. The illustrations noted above may not reflect our actual experience if the future composition of the portfolio (hence its beta) and correlation relationships differ from the historical relationships.
As of December 31, 2017 and 2016, we had separate account assets, related to variable annuity and variable life contracts with account values totaling $3.42 billion and $3.37 billion, respectively. Equity risk exists for contract charges based on separate account balances and guarantees for death and/or income benefits provided by our variable products. In 2006, we disposed of substantially all of the variable annuity business through reinsurance agreements with The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc. and therefore mitigated this aspect of our risk. Equity risk for our variable life business relates to contract charges and policyholder benefits. Total direct and assumed variable life contract charges for 2017 and 2016 were $41 million and $40 million, respectively. Separate account liabilities related to variable life contracts were $70 million and $66 million as of December 31, 2017 and 2016, respectively.
As of December 31, 2017 and 2016, we had $1.81 billion and $1.80 billion, respectively, in equity-indexed life and annuity liabilities that provide customers with interest crediting rates based on the performance of the S&P 500. We hedge the majority of the risk associated with these liabilities using equity-indexed options and futures and eurodollar futures, maintaining risk within specified value-at-risk limits.
Foreign currency exchange rate risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. This risk primarily arises from our foreign equity investments, including common stocks and limited partnership interests. We also have investments in certain fixed income securities that are denominated in foreign currencies. Derivatives are used to hedge approximately 67% of this foreign currency risk. As of December 31, 2017, we had $766 million in foreign currency denominated equity investments and $9 million in unhedged non-U.S. dollar fixed income securities. As of December 31, 2016, we had $671 million in foreign currency denominated equity investments and $6 million in unhedged non-U.S. dollar fixed income securities.
Based upon the information and assumptions used as of December 31, 2017, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would decrease the value of our foreign currency denominated instruments by $74 million, compared with an estimated $68 million decrease as of December 31, 2016. The selection of a 10% immediate decrease in all currency exchange rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.
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

($ in millions)	2017	2016	2015
Common stock, retained income and additional capital paid-in	$6,010	$5,731	$5,412
Accumulated other comprehensive income	845	678	521
Total shareholder’s equity	6,855	6,409	5,933
Notes due to related parties	140	465	275
Total capital resources	$6,995	$6,874	$6,208
Shareholder’s equity increased in 2017, primarily due to net income and increased unrealized net capital gains on investments, partially offset by dividends paid to AIC. Shareholder’s equity increased in 2016, primarily due to net income and increased unrealized net capital gains on investments.
Notes due to related parties decreased in 2017 as $325 million of surplus notes due to an unconsolidated affiliate were redeemed. Notes due to related parties increased in 2016 due to $140 million of agent loan collateralized notes sold to unconsolidated affiliates and the issuance of a $50 million surplus note that was sold to an unconsolidated affiliate. See Note 4 of the consolidated financial statements for further detail.
Financial ratings and strength The following table summarizes our insurance financial strength ratings as of December 31, 2017.

Rating agency	Rating
A.M. Best Company, Inc.	A+
S&P Global Ratings	A+
Moody’s Investors Service, Inc.	A1
Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, the current level of operating leverage and AIC’s ratings.
In October 2017, A.M. Best affirmed our insurance financial strength rating of A+ and the outlook for the rating was updated to positive. In August 2017, S&P affirmed our insurance financial strength rating of A+ and the outlook for the rating remained stable. In July 2017, Moody’s affirmed our rating of A1 and the outlook for the rating remained stable.
The Company is party to an Amended and Restated Intercompany Liquidity Agreement (“Liquidity Agreement”) with certain of its affiliates, which include, but are not limited to, AIC, AAC and the Corporation. The Liquidity Agreement allows for short-term advances of funds to be made between parties for liquidity and other general corporate purposes. The Liquidity Agreement does not establish a commitment to advance funds on the part of any party. The Company and AIC each serve as a lender and borrower, AAC and certain other affiliates serve only as borrowers, and the Corporation serves only as a lender. The Company also has a capital support agreement with AIC. Under the capital support agreement, AIC is committed to providing capital to the Company to maintain an adequate capital level. The maximum amount of potential funding under each of these agreements is $1.00 billion.
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
The Company, AIC and the Corporation have access to a $1.00 billion unsecured revolving credit facility that is available for short-term liquidity requirements. The maturity date of this facility is April 2021. The facility is fully subscribed among 11 lenders with the largest commitment being $115 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing. This facility has a financial covenant requiring that the Corporation not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 14.9% as of December 31, 2017. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Corporation’s senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during 2017.
ALIC and its life insurance subsidiaries prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile. Statutory surplus is a measure that is often used as a basis for determining dividend paying capacity, operating leverage and premium growth capacity, and it is also reviewed by rating agencies in determining their ratings. As of December 31, 2017, ALIC’s statutory surplus was $3.41 billion compared to $3.05 billion as of December 31, 2016.
The National Association of Insurance Commissioners (“NAIC”) has developed financial relationships or tests known as the Insurance Regulatory Information System to assist state insurance regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or actions by state insurance regulators. The NAIC analyzes financial data provided by insurance companies using prescribed ratios, each with defined “usual ranges”. Additional regulatory scrutiny may occur if a company’s ratios fall outside the usual ranges for four or more of the ratios. The ratios of our insurance companies are within these ranges.
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
Allstate parent company capital capacity The Corporation has at the parent holding company level deployable assets totaling $1.95 billion as of December 31, 2017 comprising cash and investments that are generally saleable within one quarter. This provides funds for the parent company’s fixed charges and other corporate purposes. In addition, the Corporation has access to $1.00 billion of funds from either commercial paper issuance or an unsecured revolving credit facility.
In 2017, we paid dividends totaling $600 million to AIC. In 2016, we did not pay any dividends to AIC. In 2015, we paid dividends totaling $103 million to AIC. We did not receive any capital contributions in 2017, 2016 or 2015.
The Company has access to additional borrowings to support liquidity through the Corporation as follows. The amount available to the Company is at the discretion of the Corporation.

•
A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs. As of December 31, 2017, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•
A universal shelf registration statement that was filed by the Corporation with the Securities and Exchange Commission on April 30, 2015. The Corporation can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 545 million shares of treasury stock as of December 31, 2017), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities the Corporation issues under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure Contractholder funds were $18.59 billion as of December 31, 2017. The following table summarizes contractholder funds by their contractual withdrawal provisions as of December 31, 2017.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$2,965	15.9%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	4,650	25.0
Market value adjustments (2)	1,387	7.5
Subject to discretionary withdrawal without adjustments (3)	9,590	51.6
Total contractholder funds (4)	$18,592	100.0%
____________

(1)	Includes $1.05 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)
$850 million of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 1, 5, 7 or 10 years) during which there is no surrender charge or market value adjustment. $426 million of these contracts have their 30-45 day window period in 2018.

(3)	89% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)	Includes $738 million of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.
Retail life and annuity products may be surrendered by customers for a variety of reasons. Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs. Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications. In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement. The surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 6.2% in both 2017 and 2016. We strive to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.
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
Cash flows As reflected in our Consolidated Statements of Cash Flows, higher cash provided by operating activities in 2017 compared to 2016 was primarily due to higher premiums, higher net investment income and decreased payments for policy and contract benefits, partially offset by higher payments for operating expenses. Higher cash provided by operating activities in 2016 compared to 2015 was primarily due to income tax refunds in 2016 compared to income tax payments in 2015 and lower operating costs and expenses, partially offset by lower net investment income.
Higher cash provided by investing activities in 2017 compared to 2016 was the result of higher collections related to mortgage loans and increased limited partnership distributions. Lower cash provided by investing activities in 2016 compared to 2015 was the result of less cash used in financing activities primarily due to decreased payments for contractholder fund disbursements.
Higher cash used in financing activities in 2017 compared to 2016 was primarily due to dividends paid to AIC. Lower cash used in financing activities in 2016 compared to 2015 was primarily due to decreased payments for contractholder benefits and withdrawals on fixed annuities.

Contractual obligations and commitments  Our contractual obligations as of December 31, 2017 and the payments due by period are shown in the following table.

($ in millions)	Total	Less than 1 year	1 to 3 years	Over 3 years to 5 years	Over 5 years
Liabilities for collateral (1)	$542	$542	$—	$—	$—
Contractholder funds (2)	35,207	2,296	3,915	3,575	25,421
Reserve for life-contingent contract benefits (2)	35,397	1,023	1,996	1,919	30,459
Notes due to related parties (3)	171	5	10	57	99
Payable to affiliates, net	55	55	—	—	—
Other liabilities and accrued expenses (4)(5)	432	353	73	4	2
Net unrecognized tax benefits (6)	2	2	—	—	—
Total contractual cash obligations	$71,806	$4,276	$5,994	$5,555	$55,981
____________

(1)
Liabilities for collateral are typically fully secured with cash or short-term investments. We manage our short-term liquidity position to ensure the availability of a sufficient amount of liquid assets to extinguish short-term liabilities as they come due in the normal course of business, including utilizing potential sources of liquidity as disclosed previously.

(2)
Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life and fixed annuities, including immediate annuities without life contingencies. The reserve for life-contingent contract benefits relates primarily to traditional life insurance, immediate annuities with life contingencies and voluntary accident and health insurance. These amounts reflect the present value of estimated cash payments to be made to contractholders and policyholders. Certain of these contracts, such as immediate annuities without life contingencies, involve payment obligations where the amount and timing of the payment are essentially fixed and determinable. These amounts relate to (i) policies or contracts where we are currently making payments and will continue to do so and (ii) contracts where the timing of a portion or all of the payments has been determined by the contract. Other contracts, such as interest-sensitive life, fixed deferred annuities, traditional life insurance and voluntary accident and health insurance, involve payment obligations where a portion or all of the amount and timing of future payments is uncertain. For these contracts, we are not currently making payments and will not make payments until (i) the occurrence of an insurable event such as death or illness or (ii) the occurrence of a payment triggering event such as the surrender or partial withdrawal on a policy or deposit contract, which is outside of our control. For immediate annuities with life contingencies, the amount of future payments is uncertain since payments will continue as long as the annuitant lives. We have estimated the timing of payments related to these contracts based on historical experience and our expectation of future payment patterns. Uncertainties relating to these liabilities include mortality, morbidity, expenses, customer lapse and withdrawal activity, estimated additional deposits for interest-sensitive life contracts, and renewal premium for life policies, which may significantly impact both the timing and amount of future payments. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. As a result, the sum of the cash outflows shown for all years in the table exceeds the corresponding liabilities of $18.59 billion for contractholder funds and $11.63 billion for reserve for life-contingent contract benefits as included in the Consolidated Statements of Financial Position as of December 31, 2017. The liability amount in the Consolidated Statements of Financial Position reflects the discounting for interest as well as adjustments for the timing of other factors as described above.

(3)	Amount differs from the balance presented on the Consolidated Statements of Financial Position as of December 31, 2017 because the notes due to related parties amount above includes interest.

(4)	Other liabilities primarily include accrued expenses, claim payments and other checks outstanding.

(5)
Balance sheet liabilities not included in the table above include gross deferred tax liabilities of $846 million and unearned and advance premiums of $12 million. These items were excluded as they do not meet the definition of a contractual liability as we are not contractually obligated to pay these amounts to third parties. Rather, they represent an accounting mechanism that allows us to present our financial statements on an accrual basis. In addition, other liabilities of $95 million were not included in the table above because they did not represent a contractual obligation or the amount and timing of their eventual payment was sufficiently uncertain.

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

Our contractual commitments as of December 31, 2017 and the periods in which the commitments expire are shown in the following table.

($ in millions)	Total	Less than 1 year	1 to 3 years	Over 3 years to 5 years	Over 5 years
Other commitments - conditional	$108	$105	$2	$—	$1
Other commitments - unconditional	1,351	105	78	247	921
Total commitments	$1,459	$210	$80	$247	$922
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
A brief summary of each of these critical accounting estimates follows. For a more detailed discussion of the effect of these estimates on our consolidated financial statements, and the judgments and assumptions related to these estimates, see the referenced sections of this document. For a more detailed summary of our significant accounting policies, see the notes to the consolidated financial statements.
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
The fair value of certain financial assets, including privately placed corporate fixed income securities and free-standing derivatives, for which our valuation service providers or brokers do not provide fair value determinations, is developed using valuation methods and models widely accepted in the financial services industry. Our internal pricing methods are primarily based on models using discounted cash flow methodologies that develop a single best estimate of fair value. Our models generally incorporate inputs that we believe are representative of inputs other market participants would use to determine fair value of the same instruments, including yield curves, quoted market prices of comparable securities or instruments, published credit spreads, and other applicable market data as well as instrument-specific characteristics that include, but are not limited to, coupon rates, expected cash flows, sector of the issuer, and call provisions. Because judgment is required in developing the fair values of these financial assets, they may differ from the amount actually received to sell an asset in an orderly transaction between market participants at the measurement date. Moreover, the use of different valuation assumptions may have a material effect on the financial assets’ fair values.
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
We also perform an analysis to determine whether there has been a significant decrease in the volume and level of activity for the asset when compared to normal market activity, and if so, whether transactions may not be orderly. Among the indicators we consider in determining whether a significant decrease in the volume and level of market activity for a specific asset has occurred include the level of new issuances in the primary market, trading volume in the secondary market, level of credit spreads over historical levels, bid-ask spread, and price consensuses among market participants and sources. If evidence indicates that prices are based on transactions that are not orderly, we place little, if any, weight on the transaction price and will estimate fair value using an internal model. As of December 31, 2017 and 2016, we did not adjust fair values provided by our valuation service providers or brokers or substitute them with an internal model for such securities.
The following table identifies fixed income and equity securities and short-term investments as of December 31, 2017 by source of fair value determination.

($ in millions)	Fair value	Percent to total
Fair value based on internal sources	$2,923	11.4%
Fair value based on external sources (1)	22,677	88.6
Total	$25,600	100.0%
____________

(1).	Includes $256 million that are valued using broker quotes.
For additional detail on fair value measurements, see Note 6 of the consolidated financial statements.
Impairment of fixed income and equity securities For investments classified as available for sale, the difference between fair value and amortized cost for fixed income securities and cost for equity securities, net of certain other items and deferred income taxes (as disclosed in Note 5), is reported as a component of accumulated other comprehensive income (“AOCI”) on the Consolidated Statements of Financial Position and is not reflected in the operating results of any period until reclassified to net income upon the consummation of a transaction with an unrelated third party or when a write-down is recorded due to an other-than-temporary decline in fair value. We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income and equity security whose carrying value may be other-than-temporarily impaired.
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
If we have not made the decision to sell the fixed income security and it is not more likely than not we will be required to sell the fixed income security before recovery of its amortized cost basis, we evaluate whether we expect to receive cash flows sufficient to recover the entire amortized cost basis of the security. We use our best estimate of future cash flows expected to be collected from the fixed income security, discounted at the security’s original or current effective rate, as appropriate, to calculate a recovery value and determine whether a credit loss exists. The determination of cash flow estimates is inherently subjective and methodologies may vary depending on facts and circumstances specific to the security. All reasonably available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable assumptions and forecasts, is considered when developing the estimate of cash flows expected to be collected. That information generally includes, but is not limited to, the remaining payment terms of the security, prepayment speeds, foreign exchange rates, the financial condition and future earnings potential of the issue or issuer, expected defaults, expected recoveries, the value of underlying collateral, vintage, geographic concentration, available reserves or escrows, current subordination levels, third party guarantees and other credit enhancements. Other information, such as industry analyst reports and forecasts, sector credit ratings, financial condition of the bond insurer for insured fixed income securities, and other market data relevant to the realizability of contractual cash flows, may also be considered. The estimated fair value of collateral will be used to estimate recovery value if we determine that the security is dependent on the liquidation of collateral for ultimate settlement. If the estimated recovery value is less than the amortized cost of the security, a credit loss exists and an other-than-temporary impairment for the difference between the estimated recovery value and amortized cost is recorded in earnings. The portion of the unrealized loss related to factors other than credit remains classified in AOCI. If we determine that the fixed income security does not have sufficient cash flow or other information to estimate a recovery value for the security, we may conclude that the entire decline in fair value is deemed to be credit related and the loss is recorded in earnings.
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
Once assumptions and estimates are made, any number of changes in facts and circumstances could cause us to subsequently determine that a fixed income or equity security is other-than-temporarily impaired, including: 1) general economic conditions that are worse than previously forecast or that have a greater adverse effect on a particular issuer or industry sector than originally estimated; 2) changes in the facts and circumstances related to a particular issue or issuer’s ability to meet all of its contractual obligations; and 3) changes in facts and circumstances that result in management’s decision to sell or result in our assessment that it is more likely than not we will be required to sell before recovery of the amortized cost basis of a fixed income security or causes a change in our ability or intent to hold an equity security until it recovers in value. Changes in assumptions, facts and circumstances could result in additional charges to earnings in future periods to the extent that losses are realized. The charge to earnings, while potentially significant to net income, would not have a significant effect on shareholder’s equity, since our securities are designated as available for sale and carried at fair value and as a result, any related unrealized loss, net of deferred income taxes and related DAC, deferred sales inducement costs and reserves for life-contingent contract benefits, would already be reflected as a component of AOCI in shareholder’s equity.
The determination of the amount of other-than-temporary impairment is an inherently subjective process based on periodic evaluations of the factors described above. Such evaluations and assessments are revised as conditions change and new information becomes available. We update our evaluations regularly and reflect changes in other-than-temporary impairments in our results of operations as such evaluations are revised. The use of different methodologies and assumptions in the determination of the amount of other-than-temporary impairments may have a material effect on the amounts recognized and presented within the consolidated financial statements.
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
DAC related to traditional life and voluntary accident and health insurance is amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business. Significant assumptions relating to estimated premiums, investment returns, as well as mortality, persistency and expenses to administer the business are established at the time the policy is issued and are generally not revised during the life of the policy. The assumptions for determining the timing and amount of DAC amortization are consistent with the assumptions used to calculate the reserve for life-contingent contract benefits. Any deviations from projected business in force resulting from actual policy terminations differing from expected levels and any estimated premium deficiencies may result in a change to the rate of amortization in the period such events occur. Generally, the amortization periods for these policies approximate the estimated lives of the policies. The recovery of DAC is dependent upon the future profitability of the business. We periodically review the adequacy of reserves and recoverability of DAC for these policies using actual experience and current assumptions. Prior to fourth quarter 2017, we evaluated our traditional life insurance products and immediate annuities with life contingencies on an aggregate basis. Beginning in fourth quarter 2017, traditional life, immediate annuities with life contingencies, and voluntary accident and health insurance products are reviewed individually, consistent with the review of these products performed by The Allstate Corporation. In the event actual experience and current assumptions are adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance must be expensed to the extent not recoverable and a premium deficiency reserve may be required if the remaining DAC balance is insufficient to absorb the deficiency. In 2017, 2016 and 2015, our reviews concluded that no premium deficiency adjustments were necessary. For additional detail on reserve adequacy, see the Reserve for life-contingent contract benefits estimation section.
DAC related to interest-sensitive life insurance and fixed annuities is amortized in proportion to the incidence of the total present value of gross profits, which includes both actual historical gross profits (“AGP”) and estimated future gross profits (“EGP”) expected to be earned over the estimated lives of the contracts. The amortization is net of interest on the prior period DAC balance using rates established at the inception of the contracts. Actual amortization periods generally range from 15-30 years; however, incorporating estimates of the rate of customer surrenders, partial withdrawals and deaths generally results in the majority of the DAC being amortized during the surrender charge period, which is typically 10-20 years for interest-sensitive life and 5-10 years for fixed annuities. The rate of DAC amortization is reestimated and adjusted by a cumulative charge or credit to income when there is a difference between the incidence of actual versus expected gross profits in a reporting period or when there is a change in total EGP.
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

($ in millions)	2017	2016	2015
Investment margin	$9	$(3)	$1
Benefit margin	(22)	—	1
Expense margin	(1)	(3)	(2)
Net (deceleration) acceleration	$(14)	$(6)	$—
In 2017, DAC amortization acceleration for changes in the investment margin component of EGP related to interest-sensitive life insurance and was due to continued low interest rates and lower projected investment returns. The deceleration related to benefit margin primarily related to interest-sensitive life insurance and was due to a decrease in projected mortality.
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
The following table displays the sensitivity of reasonably likely changes in assumptions included in the gross profit components of investment margin or benefit margin to amortization of the DAC balance as of December 31, 2017.

($ in millions)	Increase/(reduction)
Increase in future investment margins of 25 basis points	$53
Decrease in future investment margins of 25 basis points	$(58)

Decrease in future life mortality by 1%	$14
Increase in future life mortality by 1%	$(15)
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
We periodically review the adequacy of reserves and recoverability of DAC for these policies using actual experience and current assumptions. In the event actual experience and current assumptions are adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance must be expensed to the extent not recoverable and the establishment of a premium deficiency reserve may be required.
Prior to fourth quarter 2017, we evaluated our traditional life insurance products and immediate annuities with life contingencies on an aggregate basis. Beginning in fourth quarter 2017, traditional life insurance products, immediate annuities with life contingencies, and voluntary accident and health insurance are reviewed individually, consistent with the review of these products performed by The Allstate Corporation. In 2017, 2016 and 2015, our reviews concluded that no premium deficiency adjustments were necessary. As of December 31, 2017, traditional life insurance has a substantial sufficiency. As of December 31, 2017, there is marginal sufficiency in the evaluation of immediate annuities with life contingencies. Sufficiency has been adversely impacted primarily due to sub-standard structured settlement mortality expectations. The sufficiency represents approximately 85% and 1% of applicable reserves as of December 31, 2017 for life and annuity products, respectively. Additional reserves may be required in future periods if the evaluation results in a premium deficiency.
In 2016, we completed a mortality study for our structured settlement annuities with life contingencies. The study indicated that annuitants are living longer and receiving benefits for a longer period than originally estimated due to medical advances and access to medical care. The results of the study were included in the premium deficiency and profits followed by losses evaluations as of December 31, 2016, and no adjustments were recognized.
In 2016, there was a favorable change in the long-term investment yield assumptions due to investment strategy changes to increase performance-based investments and equity securities. The favorable impact of higher long-term investment yield assumptions more than offset the impact of unfavorable mortality assumptions.

The following table displays the sensitivity of changes in the future investment yield assumption included in the annuity premium deficiency evaluation to the sufficiency balance as of December 31, 2017.

($ in millions)	Increase/(reduction) in sufficiency	Change in sufficiency as a percentage of applicable reserves
Increase in future investment yields of 25 basis points	$207	3%
Decrease in future investment yields of 25 basis points	$(219)	(3)%
We also review these policies for circumstances where projected profits would be recognized in early years followed by projected losses in later years. In 2017, 2016 and 2015, our reviews concluded that there were no projected losses following projected profits in each long-term projection.
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
Item 8. Financial Statements and Supplementary Data

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

($ in millions)	Year Ended December 31,
	2017	2016	2015
Revenues
Premiums (net of reinsurance ceded of $149, $158 and $167)	$690	$592	$600
Contract charges (net of reinsurance ceded of $191, $189 and $189)	703	717	738
Net investment income	1,777	1,659	1,819
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(46)	(120)	(144)
OTTI losses reclassified to (from) other comprehensive income	1	7	16
Net OTTI losses recognized in earnings	(45)	(113)	(128)
Sales and other realized capital gains and losses	94	36	393
Total realized capital gains and losses	49	(77)	265
	3,219	2,891	3,422
Costs and expenses
Contract benefits (net of reinsurance ceded of $208, $224 and $237)	1,430	1,387	1,406
Interest credited to contractholder funds (net of reinsurance ceded of $46, $46 and $40)	639	677	717
Amortization of deferred policy acquisition costs	152	134	151
Operating costs and expenses	281	219	273
Restructuring and related charges	2	1	—
Interest expense	4	15	16
	2,508	2,433	2,563

Gain on disposition of operations	7	5	3

Income from operations before income tax expense	718	463	862

Income tax (benefit) expense	(278)	144	301

Net income	996	319	561

Other comprehensive income (loss), after-tax
Change in unrealized net capital gains and losses	5	153	(854)
Change in unrealized foreign currency translation adjustments	11	4	(4)
Other comprehensive income (loss), after-tax	16	157	(858)

Comprehensive income (loss)	$1,012	$476	$(297)

See notes to consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	December 31,
	2017	2016
Assets
Investments
Fixed income securities, at fair value (amortized cost $22,004 and $23,112)	$23,261	$24,222
Mortgage loans	3,876	3,938
Equity securities, at fair value (cost $1,306 and $1,429)	1,614	1,511
Limited partnership interests	3,147	2,776
Short-term, at fair value (amortized cost $725 and $566)	725	566
Policy loans	561	563
Other	1,254	1,491
Total investments	34,438	35,067
Cash	145	138
Deferred policy acquisition costs	1,156	1,187
Reinsurance recoverable from non-affiliates	2,243	2,339
Reinsurance recoverable from affiliates	437	452
Accrued investment income	263	273
Other assets	501	410
Separate Accounts	3,422	3,373
Total assets	$42,605	$43,239
Liabilities
Contractholder funds	$18,592	$19,470
Reserve for life-contingent contract benefits	11,625	11,322
Unearned premiums	4	5
Payable to affiliates, net	55	52
Other liabilities and accrued expenses	1,076	952
Deferred income taxes	836	1,191
Notes due to related parties	140	465
Separate Accounts	3,422	3,373
Total liabilities	35,750	36,830
Commitments and Contingent Liabilities (Notes 7 and 11)
Shareholder’s Equity
Redeemable preferred stock - series A, $100 par value, 1,500,000 shares authorized, none issued	—	—
Redeemable preferred stock - series B, $100 par value, 1,500,000 shares authorized, none issued	—	—
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	2,024	1,990
Retained income	3,981	3,736
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	47	39
Other unrealized net capital gains and losses	1,186	733
Unrealized adjustment to DAC, DSI and insurance reserves	(398)	(91)
Total unrealized net capital gains and losses	835	681
Unrealized foreign currency translation adjustments	10	(3)
Total accumulated other comprehensive income	845	678
Total shareholder’s equity	6,855	6,409
Total liabilities and shareholder’s equity	$42,605	$43,239

See notes to consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARES
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

($ in millions)	Year Ended December 31,
	2017	2016	2015

Common stock	$5	$5	$5

Additional capital paid-in
Balance, beginning of year	1,990	1,990	1,990
Gain on reinsurance with an affiliate	34	—	—
Additional capital paid-in	2,024	1,990	1,990

Retained income
Balance, beginning of year	3,736	3,417	2,973
Net income	996	319	561
Dividends	(600)	—	(103)
Reclassification of tax effects due to change in accounting principle	(151)	—	—
Loss on reinsurance with an affiliate	—	—	(12)
Loss on sale of subsidiaries to affiliate	—	—	(2)
Balance, end of year	3,981	3,736	3,417

Accumulated other comprehensive income
Balance, beginning of year	678	521	1,379
Change in unrealized net capital gains and losses	5	153	(854)
Change in unrealized foreign currency translation adjustments	11	4	(4)
Reclassification of tax effects due to change in accounting principle	151	—	—
Balance, end of year	845	678	521

Total shareholder’s equity	$6,855	$6,409	$5,933

See notes to consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARES
CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Year Ended December 31,
	2017	2016	2015
Cash flows from operating activities
Net income	$996	$319	$561
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(64)	(64)	(74)
Realized capital gains and losses	(49)	77	(265)
Gain on disposition of operations	(7)	(5)	(3)
Interest credited to contractholder funds	639	677	717
Changes in:
Policy benefits and other insurance reserves	(529)	(611)	(559)
Deferred policy acquisition costs	31	54	27
Reinsurance recoverables, net	56	30	16
Income taxes	(308)	135	27
Other operating assets and liabilities	(159)	(117)	(41)
Net cash provided by operating activities	606	495	406
Cash flows from investing activities
Proceeds from sales
Fixed income securities	3,916	5,999	8,267
Equity securities	1,536	1,298	636
Limited partnership interests	539	371	481
Mortgage loans	—	—	6
Other investments	45	44	24
Investment collections
Fixed income securities	1,733	2,085	1,993
Mortgage loans	566	363	446
Other investments	208	169	69
Investment purchases
Fixed income securities	(4,698)	(7,072)	(8,272)
Equity securities	(1,385)	(1,234)	(1,264)
Limited partnership interests	(631)	(677)	(663)
Mortgage loans	(503)	(517)	(615)
Other investments	(238)	(211)	(220)
Change in short-term investments, net	(12)	(19)	77
Change in policy loans and other investments, net	(37)	(26)	(39)
Disposition of operations	—	—	20
Net cash provided by investing activities	1,039	573	946
Cash flows from financing activities
Contractholder fund deposits	808	854	901
Contractholder fund withdrawals	(1,823)	(2,028)	(2,278)
Proceeds from issuance of notes to related parties	—	140	—
Dividends paid	(600)	—	(17)
Return of capital	—	—	—
Other	(23)	—	—
Net cash used in financing activities	(1,638)	(1,034)	(1,394)
Net increase (decrease) in cash	7	34	(42)
Cash at beginning of year	138	104	146
Cash at end of year	$145	$138	$104

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
Nature of operations
The Company offers traditional and interest-sensitive life insurance products. The Company also offers variable life insurance in New York, while previously selling variable life insurance nationwide through September 2017. The Company distributes its products through Allstate exclusive agencies and exclusive financial specialists. The Company also offers voluntary accident and health insurance through workplace enrolling independent agents in New York. The Company previously offered and continues to have in force fixed annuities such as deferred and immediate annuities. The Company previously offered institutional products consisting of funding agreements sold to unaffiliated trusts that used them to back medium-term notes. There were no institutional products outstanding as of December 31, 2017 or 2016. The Company also previously offered variable annuities and substantially all of this business is reinsured.
The following table summarizes premiums and contract charges by product.

($ in millions)	2017	2016	2015
Premiums
Traditional life insurance	$579	$502	$515
Accident and health insurance	111	90	85
Total premiums	690	592	600

Contract charges
Interest-sensitive life insurance	689	703	724
Fixed annuities	14	14	14
Total contract charges	703	717	738
Total premiums and contract charges	$1,393	$1,309	$1,338
The Company, through several subsidiaries, is authorized to sell life insurance and retirement products in all 50 states, the District of Columbia and Puerto Rico. For 2017, the top geographic locations for direct statutory premiums and annuity considerations were New York, California, Texas, Florida and Illinois. No other jurisdiction accounted for more than 5% of statutory premiums and annuity considerations.
2. Summary of Significant Accounting Policies
Investments
Fixed income securities include bonds, asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and redeemable preferred stocks. Fixed income securities, which may be sold prior to their contractual maturity, are designated as available for sale and are carried at fair value. The difference between amortized cost and fair value, net of deferred income taxes and related deferred policy acquisition costs (“DAC”), deferred sales inducement costs (“DSI”) and reserves for life-contingent contract benefits, is reflected as a component of accumulated other comprehensive income (“AOCI”). Cash received from calls and make-whole payments is reflected as a component of proceeds from sales and cash received from maturities and pay-downs is reflected as a component of investment collections within the Consolidated Statements of Cash Flows.
Mortgage loans are carried at unpaid principal balances, net of unamortized premium or discount and valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected.
Equity securities primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments. Certain exchange traded and mutual funds have fixed income securities as their underlying investments. Equity securities are designated as available for sale and are carried at fair value. The difference between cost and fair value, net of deferred income taxes, is reflected as a component of AOCI.
Investments in limited partnership interests include interests in private equity funds, real estate funds and other funds. Where the Company’s interest is so minor that it exercises virtually no influence over operating and financial policies, investments in limited partnership interests are accounted for in accordance with the cost method of accounting; all other investments in limited partnership interests are accounted for in accordance with the equity method of accounting (“EMA”).
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
Investment income primarily consists of interest, dividends, income from limited partnership interests, rental income from real estate, and income from certain derivative transactions. Interest is recognized on an accrual basis using the effective yield method and dividends are recorded at the ex-dividend date. Interest income for ABS, RMBS and CMBS is determined considering estimated pay-downs, including prepayments, obtained from third party data sources and internal estimates. Actual prepayment experience is periodically reviewed and effective yields are recalculated when differences arise between the prepayments originally anticipated and the actual prepayments received and currently anticipated. For ABS, RMBS and CMBS of high credit quality with fixed interest rates, the effective yield is recalculated on a retrospective basis. For all others, the effective yield is recalculated on a prospective basis. Accrual of income is suspended for other-than-temporarily impaired fixed income securities when the timing and amount of cash flows expected to be received is not reasonably estimable. Accrual of income is suspended for mortgage loans, bank loans and agent loans that are in default or when full and timely collection of principal and interest payments is not probable. Cash receipts on investments on nonaccrual status are generally recorded as a reduction of carrying value. Income from cost method limited partnership interests is recognized upon receipt of amounts distributed by the partnerships. Income from EMA limited partnership interests is recognized based on the Company’s share of the partnerships’ earnings and unrealized gains and losses resulting from valuation changes of the underlying investments, and is generally recognized on a three month delay due to the availability of the related financial statements.
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
Cash flow hedges For hedging instruments used in cash flow hedges, the changes in fair value of the derivatives representing the effective portion of the hedge are reported in AOCI. Amounts are reclassified to net investment income or realized capital gains and losses as the hedged or forecasted transaction affects income. Accrued periodic settlements on derivatives used in cash flow hedges are reported in net investment income. The amount reported in AOCI for a hedged transaction is limited to the lesser of the cumulative gain or loss on the derivative less the amount reclassified to income, or the cumulative gain or loss on the derivative needed to offset the cumulative change in the expected future cash flows on the hedged transaction from inception of the hedge less the derivative gain or loss previously reclassified from AOCI to income. If the Company expects at any time that the loss reported in AOCI would lead to a net loss on the combination of the hedging instrument and the hedged transaction which may not be recoverable, a loss is recognized immediately in realized capital gains and losses. If an impairment loss is recognized on an asset or an additional obligation is incurred on a liability involved in a hedge transaction, any offsetting gain in AOCI is reclassified and reported together with the impairment loss or recognition of the obligation.
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
When a derivative instrument used in a cash flow hedge of an existing asset or liability is no longer effective or is terminated, the gain or loss recognized on the derivative is reclassified from AOCI to income as the hedged risk impacts income. If the derivative instrument is not terminated when a cash flow hedge is no longer effective, the future gains and losses recognized on the derivative are reported in realized capital gains and losses. When a derivative instrument used in a cash flow hedge of a forecasted transaction is terminated because it is probable the forecasted transaction will not occur, the gain or loss recognized on the derivative is immediately reclassified from AOCI to realized capital gains and losses in the period that hedge accounting is no longer applied.
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
Deferred policy acquisition and sales inducement costs
Costs that are related directly to the successful acquisition of new or renewal life insurance policies and investment contracts are deferred and recorded as DAC. These costs are principally agents’ and brokers’ remuneration and certain underwriting expenses. DSI costs, which are deferred and recorded as other assets, relate to sales inducements offered on sales to new customers, principally on fixed annuity and interest-sensitive life contracts. These sales inducements are primarily in the form of additional credits to the customer’s account balance or enhancements to interest credited for a specified period which are in excess of the rates currently being credited to similar contracts without sales inducements. All other acquisition costs are expensed as incurred and included in operating costs and expenses. Amortization of DAC is included in amortization of deferred policy acquisition costs and is described in more detail below. DSI is amortized into income using the same methodology and assumptions as DAC and is included in interest credited to contractholder funds.
For traditional life and voluntary accident and health insurance, DAC is amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business. Assumptions used in the amortization of DAC and reserve calculations are established at the time the policy is issued and are generally not revised during the life of the policy. Any deviations from projected business in force resulting from actual policy terminations differing from expected levels and any estimated premium deficiencies may result in a change to the rate of amortization in the period such events occur. Generally, the amortization periods for these policies approximates the estimated lives of the policies. The Company periodically reviews the recoverability of DAC for these policies using actual experience and current assumptions. Prior to fourth quarter 2017, the Company evaluated traditional life insurance products and immediate annuities with life contingencies on an aggregate basis. Beginning in fourth quarter 2017, traditional life insurance products, immediate annuities with life contingencies, and voluntary accident and health insurance products are reviewed individually, consistent with the review of these products performed by The

Allstate Corporation. If actual experience and current assumptions are adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance would be expensed to the extent not recoverable and the establishment of a premium deficiency reserve may be required.
For interest-sensitive life insurance and fixed annuities, DAC and DSI are amortized in proportion to the incidence of the total present value of gross profits, which includes both actual historical gross profits (“AGP”) and estimated future gross profits (“EGP”) expected to be earned over the estimated lives of the contracts. The amortization is net of interest on the prior period DAC balance using rates established at the inception of the contracts. Actual amortization periods generally range from 15-30 years; however, incorporating estimates of the rate of customer surrenders, partial withdrawals and deaths generally results in the majority of the DAC being amortized during the surrender charge period, which is typically 10-20 years for interest-sensitive life and 5-10 years for fixed annuities. The rate of DAC and DSI amortization is reestimated and adjusted by a cumulative charge or credit to income when there is a difference between the incidence of actual versus expected gross profits in a reporting period or when there is a change in total EGP. When DAC or DSI amortization or a component of gross profits for a quarterly period is potentially negative (which would result in an increase of the DAC or DSI balance) as a result of negative AGP, the specific facts and circumstances surrounding the potential negative amortization are considered to determine whether it is appropriate for recognition in the consolidated financial statements. Negative amortization is only recorded when the increased DAC or DSI balance is determined to be recoverable based on facts and circumstances. Recapitalization of DAC and DSI is limited to the originally deferred costs plus interest.
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
The Company performs quarterly reviews of DAC and DSI recoverability for interest-sensitive life and fixed annuity contracts using current assumptions. If a change in the amount of EGP is significant, it could result in the unamortized DAC or DSI not being recoverable, resulting in a charge which is included as a component of amortization of deferred policy acquisition costs or interest credited to contractholder funds, respectively.
The DAC and DSI balances presented include adjustments to reflect the amount by which the amortization of DAC and DSI would increase or decrease if the unrealized capital gains or losses in the respective product investment portfolios were actually realized. The adjustments are recorded net of tax in AOCI. DAC, DSI and deferred income taxes determined on unrealized capital gains and losses and reported in AOCI recognize the impact on shareholder’s equity consistently with the amounts that would be recognized in the income statement on realized capital gains and losses.
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
The costs assigned to the right to receive future cash flows from certain business purchased from other insurers are also classified as DAC in the Consolidated Statements of Financial Position. The costs capitalized represent the present value of future profits expected to be earned over the lives of the contracts acquired. These costs are amortized as profits emerge over the lives of the acquired business and are periodically evaluated for recoverability. The present value of future profits was $3 million and $4 million as of December 31, 2017 and 2016, respectively. Amortization expense of the present value of future profits was $232 thousand, $276 thousand and $377 thousand in 2017, 2016 and 2015, respectively.
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
Income taxes
The income tax provision is calculated under the liability method.  Deferred tax assets and liabilities are recorded based on the difference between the financial statement and tax bases of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are insurance reserves, unrealized capital gains and losses and DAC. A deferred tax asset valuation allowance is established when there is uncertainty that such assets will be realized.
Reserve for life-contingent contract benefits
The reserve for life-contingent contract benefits payable under insurance policies, including traditional life insurance, life-contingent immediate annuities and voluntary accident and health insurance products, is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses. These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by characteristics such as type of coverage, year of issue and policy duration. The assumptions are established at the time the policy is issued and are generally not changed during the life of the policy. The Company periodically reviews the adequacy of reserves for these policies using actual experience and current assumptions. If actual experience and current assumptions are adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance would be expensed to the extent not recoverable and the establishment of a premium deficiency reserve may be required. Prior to fourth quarter 2017, the Company evaluated traditional life insurance products and immediate annuities with life contingencies on an aggregate basis. Beginning in fourth quarter 2017, traditional life insurance products, immediate annuities with life contingencies, and voluntary accident and health insurance are reviewed individually, consistent with the review of these products performed by The Allstate Corporation. The Company also reviews these policies for circumstances where projected profits would be recognized in early years followed by projected losses in later years. If this circumstance exists, the Company will accrue a liability, during the period of profits, to offset the losses at such time as the future losses are expected to commence using a method updated prospectively over time. To the extent that unrealized gains on fixed income securities would result in a premium deficiency if those gains were realized, the related increase in reserves for certain immediate annuities with life contingencies is recorded net of tax as a reduction of unrealized net capital gains included in AOCI.
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
Adopted accounting standards
Transition to Equity Method Accounting
Effective January 1, 2017, the Company adopted new Financial Accounting Standards Board (“FASB”) guidance amending the accounting requirements for transitioning to the equity method of accounting (“EMA”), including a transition from the cost method. The guidance requires the cost of acquiring an additional interest in an investee to be added to the existing carrying value to establish the initial basis of the EMA investment. Under the new guidance, no retroactive adjustment is required when an investment initially qualifies for EMA treatment. The guidance is applied prospectively to investments that qualify for EMA after application of the cost method of accounting. Accordingly, the adoption of this guidance had no impact on the Company’s results of operations or financial position.
Application of Income Tax Guidance to Certain U.S. Tax Reform Provisions
In February 2018, the FASB issued guidance permitting reclassification of the effects of the new corporate tax rate in the Tax Cuts and Jobs Act of 2017 (“Tax Legislation”) on balances presented net of tax in AOCI. Upon enactment of the Tax Legislation in December 2017, existing accounting guidance required the revaluation of all deferred tax balances to the newly enacted tax rate by adjustment to income tax expense whereas a corresponding adjustment of the balances presented in AOCI was prohibited. The new guidance permits reclassification of the impact of the newly enacted tax rates in the Tax Legislation on balances presented net of tax in AOCI to retained income. The guidance, which may be adopted for any period for which financial statements have not yet been issued, is effective for fiscal years beginning after December 15, 2018, and may be applied retrospectively to the date of enactment or the beginning of a reporting period. The Company elected to early adopt the new guidance as of December 31, 2017. Upon adoption of the guidance, amounts are recognized after-tax in AOCI using the newly established 21% corporate income tax rate. The net impact of adoption was a $151 million increase in AOCI and a corresponding decrease in retained income. The $151 million increase in AOCI is comprised of a $150 million increase in unrealized net capital gains and losses and a $1 million increase in unrealized foreign currency translation adjustment.
Pending accounting standards
Recognition and Measurement of Financial Assets and Financial Liabilities
In January 2016, the FASB issued guidance requiring equity investments, including equity securities and limited partnership interests, that are not accounted for under the equity method of accounting or result in consolidation to be measured at fair value with changes in fair value recognized in net income. Equity investments without readily determinable fair values may be measured at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or a similar investment of the same issuer. When a qualitative assessment of equity investments without readily determinable fair values indicates that impairment exists, the carrying value is required to be adjusted to fair value, if lower. The guidance clarifies that an entity should evaluate the realizability of a deferred tax asset related to available-for-sale fixed income securities in combination with the entity’s other deferred tax assets. The guidance also changes certain disclosure requirements. The guidance is effective for interim and annual periods beginning after December 15, 2017, and is to be applied through a cumulative-effect adjustment to beginning retained income which results in no impact to the Company’s results of operations at the date of adoption.
The new guidance related to equity investments without readily determinable fair values is applied prospectively as of the date of adoption. The most significant impacts relate to the change in accounting for equity securities, where $308 million of pre-tax unrealized net capital gains will be reclassified on January 1, 2018 from AOCI to retained income and cost method limited partnership interests (excluding limited partnership interests accounted for on a cost recovery basis) where the carrying value of these investments will increase by approximately $95 million, pre-tax on January 1, 2018, with the offsetting after-tax adjustment recognized in retained income.

Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued guidance which revises the credit loss recognition criteria for certain financial assets measured at amortized cost, including reinsurance recoverables. The new guidance replaces the existing incurred loss recognition model with an expected loss recognition model. The objective of the expected credit loss model is for the reporting entity to recognize its estimate of expected credit losses for affected financial assets in a valuation allowance deducted from the amortized cost basis of the related financial assets that results in presenting the net carrying value of the financial assets at the amount expected to be collected. The reporting entity must consider all relevant information available when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts over the life of an asset. Financial assets may be evaluated individually or on a pooled basis when they share similar risk characteristics. The measurement of credit losses for available-for-sale debt securities measured at fair value is not affected except that credit losses recognized are limited to the amount by which fair value is below amortized cost and the carrying value adjustment is recognized through a valuation allowance and not as a direct write-down. The guidance is effective for interim and annual periods beginning after December 15, 2019, and for most affected instruments must be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to beginning retained income. The Company is in the process of evaluating the impact of adoption.
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
3. Supplemental Cash Flow Information
Non-cash investing activities include $51 million, $117 million and $96 million related to mergers and exchanges completed with equity securities and modifications of certain mortgage loans, fixed income securities and other investments in 2017, 2016 and 2015, respectively, and a $44 million obligation to fund a limited partnership investment in 2015. Non-cash financing activities also include $34 million related to debt acquired in conjunction with the purchase of an investment in 2016.
In 2017, the Company redeemed $325 million of surplus notes due to Kennett Capital, Inc. (“Kennett”), an unconsolidated affiliate of ALIC. In connection with the redemption, the related $325 million of notes due from Kennett (recorded as other investments) were terminated. In 2016, the Company transferred to Kennett a $50 million surplus note issued by a consolidated subsidiary in exchange for a note receivable with a principal sum equal to that of the surplus note. In 2015, the Company paid dividends to AIC of $103 million, including $86 million in the form of investment securities.
Liabilities for collateral received in conjunction with the Company’s securities lending program were $539 million, $545 million and $539 million as of December 31, 2017, 2016 and 2015, respectively, and are reported in other liabilities and accrued expenses. Obligations to return cash collateral for over-the-counter (“OTC”) and cleared derivatives were $3 million, $5 million and $11 million as of December 31, 2017, 2016 and 2015, respectively, and are reported in other liabilities and accrued expenses or other investments. The accompanying cash flows are included in cash flows from operating activities in the Consolidated Statements of Cash Flows along with the activities resulting from management of the proceeds, which for the years ended December 31 are as follows:

($ in millions)	2017	2016	2015
Net change in proceeds managed
Net change in fixed income securities	$149	$(277)	$—
Net change in short-term investments	(142)	277	(41)
Operating cash flow provided (used)	7	—	(41)
Net change in cash	1	—	1
Net change in proceeds managed	$8	$—	$(40)

Net change in liabilities
Liabilities for collateral, beginning of year	$(550)	$(550)	$(510)
Liabilities for collateral, end of year	(542)	(550)	(550)
Operating cash flow (used) provided	$(8)	$—	$40

4. Related Party Transactions
Business operations
The Company uses services performed by AIC and other affiliates, and business facilities owned or leased and operated by AIC in conducting its business activities. In addition, the Company shares the services of employees with AIC. The Company reimburses its affiliates for the operating expenses incurred on behalf of the Company. The Company is charged for the cost of these operating expenses based on the level of services provided. Operating expenses, including compensation, retirement and other benefit programs (see Note 15), allocated to the Company were $243 million, $225 million and $271 million in 2017, 2016 and 2015, respectively. A portion of these expenses relate to the acquisition of business, which are deferred and amortized into income as described in Note 2.
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
AFCAL is a VIE and ALIC is the primary beneficiary since ALIC has control over the significant activities of AFCAL, the obligation to absorb significant losses and the rights to residual returns. Therefore, AFCAL is included in ALIC’s consolidated financial statements. Transactions between ALIC, AFC and AFCAL are eliminated in consolidation. The Company’s Consolidated Statements of Financial Position included $409 million of agent loans, $13 million of cash and $140 million of notes due to related parties as of December 31, 2017 associated with AFCAL. The Company’s Consolidated Statements of Financial Position included $417 million of agent loans, $2 million of cash and $140 million of notes due to related parties as of December 31, 2016 associated with AFCAL.
The $140 million of notes due to related parties include the Class A Notes due March 10, 2034 that were sold to Allstate New Jersey Insurance Company, American Heritage Life Insurance Company, Allstate Assurance Company and First Colonial Insurance Company. These notes have an annual interest rate of 3.25%. The Company incurred interest expense related to these notes of $5 million and $113 thousand in 2017 and 2016, respectively.
Reinsurance
The Company has coinsurance reinsurance agreements with its unconsolidated affiliate American Heritage Life Insurance Company (“AHL”) whereby the Company assumes certain interest-sensitive life insurance, fixed annuity contracts and accident and health insurance policies. The amounts assumed are disclosed in Note 9.
Effective January 1, 2017, ALIC entered into a coinsurance reinsurance agreement with AAC to assume certain term life insurance policies. In connection with the agreement, the Company recorded cash of $20 million, DAC of $45 million, other assets of $11 million, reserve for life-contingent contract benefits of $24 million and deferred tax liabilities of $18 million. The $34 million gain on the transaction was recorded as an increase to additional capital paid-in since the transaction was between entities under common control.
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
Broker-Dealer agreement
The Company receives distribution services from Allstate Financial Services, LLC, an affiliated broker-dealer company, for certain annuity and variable life insurance contracts sold by Allstate exclusive agencies. For these services, the Company incurred commission and other distribution expenses of $9 million in each of 2017, 2016 and 2015.
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
AIC issued surety bonds to guarantee the payment of structured settlement benefits assumed by ASC (from both AIC and non-related parties) and funded by certain annuity contracts issued by the Company through June 30, 2001. ASC entered into a General Indemnity Agreement pursuant to which it indemnified AIC for any liabilities associated with the surety bonds and gave AIC certain collateral security rights with respect to the annuities and certain other rights in the event of any defaults covered by the surety bonds. ALIC guaranteed the payment of structured settlement benefits on all contracts issued on or after July 1, 2001. Reserves recorded by the Company for annuities that are guaranteed by the surety bonds of AIC were $4.63 billion and $4.64 billion as of December 31, 2017 and 2016, respectively.
Income taxes
The Company is a party to a federal income tax allocation agreement with the Corporation (see Note 12).
Notes due to related parties
Notes due to related parties outstanding as of December 31 consisted of the following:

($ in millions)	2017	2016
6.74% Surplus Note to Kennett, due 2029	$—	$25
3.24% Surplus Note to Kennett, due 2035	—	100
3.48% Surplus Note to Kennett, due 2036	—	100
5.93% Surplus Note to Kennett, due 2038	—	50
4.14% Surplus Note to Kennett, due 2036	—	50
3.25% Note to Allstate New Jersey Insurance Company, due 2034	77	77
3.25% Note to American Heritage Life Insurance Company, due 2034	37	37
3.25% Note to Allstate Assurance Company, due 2034	19	19
3.25% Note to First Colonial Insurance Company, due 2034	7	7
Total notes due to related parties	$140	$465
On August 1, 2005, ALIC entered into an agreement with Kennett Capital Inc. (“Kennett”), an unconsolidated affiliate of ALIC, whereby ALIC sold to Kennett a $100 million 5.06% surplus note due July 1, 2035 issued by ALIC Reinsurance Company (“ALIC Re”), a wholly owned subsidiary of ALIC. As payment, Kennett issued a full recourse 4.86% note due July 1, 2035 to ALIC for the same amount. As security for the performance of Kennett’s obligations under the agreement and note, Kennett granted ALIC a pledge of and security interest in Kennett’s right, title and interest in the surplus notes and their proceeds. On December 1, 2015, the interest rate for the surplus note due to Kennett and the note due from Kennett reset to 3.24% and 3.04%, respectively. In January 2017, ALIC redeemed the surplus note.

On June 30, 2006, ALIC sold Kennett a $100 million redeemable surplus note issued by ALIC Re. The surplus note is due June 1, 2036 with an initial rate of 6.18% that will reset every 10 years to the then current ten year Constant Maturity Treasury yield (“CMT”), plus 1.14%. As payment, Kennett issued a full recourse note due June 1, 2036 to ALIC for the same amount with an initial interest rate of 5.98% that will reset every ten years to the then current ten year CMT, plus 0.94%. On December 1, 2016, the interest rate for the surplus note due to Kennett and the note due from Kennett reset to 3.48% and 3.28%, respectively. In January 2017, ALIC redeemed the surplus note.
On June 30, 2008, ALIC sold Kennett a $50 million redeemable surplus note issued by ALIC Re. The surplus note is due June 1, 2038 with an initial rate of 5.93% that will reset every ten years to the then current ten year CMT, plus 2.09%. As payment, Kennett issued a full recourse note due June 1, 2038 to ALIC for the same amount with an initial interest rate of 5.73% that will reset every ten years to the then current ten year CMT, plus 1.89%. In January 2017, ALIC redeemed the surplus note.
On December 18, 2009, ALIC sold Kennett a $25 million redeemable surplus note issued by ALIC Re. The surplus note is due December 1, 2029 with an initial rate of 6.74% that will reset every ten years to the then current ten year CMT, plus 3.25%. As payment, Kennett issued a full recourse note due December 1, 2029 to ALIC for the same amount with an initial interest rate of 5.19% that will reset every ten years to the then current ten year CMT, plus 1.70%. In January 2017, ALIC redeemed the surplus note.
On April 26, 2016, ALIC sold Kennett a $50 million redeemable surplus note issued by ALIC Re. The surplus note is due December 1, 2036 with an initial rate of 4.14% that will reset every ten years to the then current ten year CMT, plus 2.23%. As payment, Kennett issued a full recourse note due December 1, 2036 to ALIC for the same amount with an initial interest rate of 3.14% that will reset every ten years to the then current ten year CMT, plus 1.23%. In January 2017, ALIC redeemed the surplus note.
In connection with the above redemption of surplus notes, the related notes due from Kennett (classified as other investments) were terminated. The Company recorded net investment income on these notes of $14 million and $15 million in 2016 and 2015, respectively. The Company incurred interest expense related to the surplus notes due to Kennett of $15 million and $16 million in 2016 and 2015, respectively.
Surplus note
On December 2, 2016, the Company purchased for cash a $40 million 3.07% surplus note due December 2, 2036 that was issued by AAC. No payment of principal or interest is permitted on the surplus note without the written approval from the proper regulatory authority. The regulatory authority could prohibit the payment of interest and principal on the surplus notes if certain statutory capital requirements are not met. The surplus note is classified as fixed income securities on the Consolidated Statements of Financial Position. The Company recorded investment income on this surplus note of $1 million and $99 thousand in 2017 and 2016, respectively.
Liquidity and intercompany loan agreements
The Company, AIC, AAC and the Corporation are party to the Amended and Restated Intercompany Liquidity Agreement (“Liquidity Agreement”) which allows for short-term advances of funds to be made between parties for liquidity and other general corporate purposes. The Liquidity Agreement does not establish a commitment to advance funds on the part of any party. The Company and AIC each serve as a lender and borrower, AAC serves only as a borrower, and the Corporation serves only as a lender. The maximum amount of advances each party may make or receive is limited to $1 billion. Netting or offsetting of advances made and received is not permitted. Advances between the parties are required to have specified due dates less than or equal to 364 days from the date of the advance and be payable upon demand by written request from the lender at least 10 business days prior to the demand date. The borrower may make prepayments of the outstanding principal balance of an advance without penalty. Advances will bear interest equal to or greater than the rate applicable to 30-day commercial paper issued by the Corporation on the date the advance is made with an adjustment on the first day of each month thereafter. The Company had no amounts outstanding under the Liquidity Agreement as of December 31, 2017 or 2016.
In addition to the Liquidity Agreement, the Company has an intercompany loan agreement with the Corporation. The amount of intercompany loans available to the Company is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1 billion. The Corporation may use commercial paper borrowings, bank lines of credit and securities lending to fund intercompany borrowings. The Company had no amounts outstanding under the intercompany loan agreement as of December 31, 2017 or 2016.
RBI, a consolidated subsidiary of ALIC, has a Revolving Loan Credit Agreement (“Credit Agreement”) with AHL, according to which AHL agreed to extend revolving credit loans to RBI. As security for its obligations under the Credit Agreement, RBI entered into a Pledge and Security Agreement with AHL, according to which RBI agreed to grant a pledge of and security interest in RBI’s right, title, and interest in certain assets of RBI. The Company had no amounts outstanding under the Credit Agreement as of December 31, 2017 or 2016.

Capital support agreement
The Company has a Capital Support Agreement with AIC. Under the terms of this agreement, AIC agrees to provide capital to maintain the amount of statutory capital and surplus necessary to maintain a company action level risk-based capital (“RBC”) ratio of at least 150%. AIC’s obligation to provide capital to the Company under the agreement is limited to an aggregate amount of $1 billion. In exchange for providing this capital, the Company will pay AIC an annual commitment fee of 1% of the amount of the Capital and Surplus maximum that remains available on January 1 of such year. The Company or AIC have the right to terminate this agreement when: 1) the Company qualifies for a financial strength rating from S&P’s, Moody’s or A.M. Best, without giving weight to the existence of this agreement, that is the same or better than its rating with such support; 2) the Company’s RBC ratio is at least 300%; or 3) AIC no longer directly or indirectly owns at least 50% of the voting stock of the Company. As of December 31, 2017 and 2016, no capital had been provided by AIC under this agreement.
External financing agreement
In January 2017, ALIC Re entered into a master transaction agreement with Bueller Financing LLC (“Bueller”), an external financing provider. In accordance with the agreement, Bueller issued a variable funding puttable note (“credit-linked note”) that will be held in a trust. The credit-linked note can be put back to Bueller for cash in the event certain ALIC Re statutory reserves and capital are depleted. The balance of the credit-linked note will vary based on the statutory reserve balance with a maximum value of $1.75 billion. The agreement has no impact on the GAAP-basis Consolidated Statement of Financial Position.
Dividends
In 2017, the Company paid dividends of $600 million to AIC in the form of cash. In 2015, the Company paid dividends of $103 million to AIC in the form of cash and investments.
5. Investments
Fair values
The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
December 31, 2017
U.S. government and agencies	$768	$38	$(2)	$804
Municipal	2,001	275	(3)	2,273
Corporate	18,262	960	(86)	19,136
Foreign government	279	20	—	299
ABS	383	6	(4)	385
RMBS	205	49	(1)	253
CMBS	93	6	(2)	97
Redeemable preferred stock	13	1	—	14
Total fixed income securities	$22,004	$1,355	$(98)	$23,261

December 31, 2016
U.S. government and agencies	$968	$48	$(2)	$1,014
Municipal	2,017	264	(7)	2,274
Corporate	18,945	905	(169)	19,681
Foreign government	304	28	—	332
ABS	337	4	(10)	331
RMBS	294	42	(3)	333
CMBS	233	17	(9)	241
Redeemable preferred stock	14	2	—	16
Total fixed income securities	$23,112	$1,310	$(200)	$24,222

Scheduled maturities
The scheduled maturities for fixed income securities are as follows as of December 31, 2017:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$1,392	$1,399
Due after one year through five years	8,521	8,845
Due after five years through ten years	7,292	7,524
Due after ten years	4,118	4,758
	21,323	22,526
ABS, RMBS and CMBS	681	735
Total	$22,004	$23,261
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.
Net investment income
Net investment income for the years ended December 31 is as follows:

($ in millions)	2017	2016	2015
Fixed income securities	$1,058	$1,078	$1,246
Mortgage loans	182	193	203
Equity securities	48	40	28
Limited partnership interests	457	292	287
Short-term investments	9	5	3
Policy loans	31	32	34
Other	79	90	75
Investment income, before expense	1,864	1,730	1,876
Investment expense	(87)	(71)	(57)
Net investment income	$1,777	$1,659	$1,819
Realized capital gains and losses
Realized capital gains and losses by asset type for the years ended December 31 are as follows:

($ in millions)	2017	2016	2015
Fixed income securities	$(6)	$(59)	$309
Mortgage loans	1	—	6
Equity securities	21	(22)	(23)
Limited partnership interests	46	(5)	(32)
Derivatives	(16)	8	13
Other	3	1	(8)
Realized capital gains and losses	$49	$(77)	$265
Realized capital gains and losses by transaction type for the years ended December 31 are as follows:

($ in millions)	2017	2016	2015
Impairment write-downs	$(41)	$(101)	$(63)
Change in intent write-downs	(4)	(12)	(65)
Net other-than-temporary impairment losses recognized in earnings	(45)	(113)	(128)
Sales and other	110	31	383
Valuation and settlements of derivative instruments	(16)	5	10
Realized capital gains and losses	$49	$(77)	$265
Gross gains of $134 million, $184 million and $542 million and gross losses of $86 million, $171 million and $147 million were realized on sales of fixed income and equity securities during 2017, 2016 and 2015, respectively.

Other-than-temporary impairment losses by asset type for the years ended December 31 are as follows:

($ in millions)	2017			2016			2015
	Gross	Included in OCI	Net	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(1)	$—	$(1)	$—	$—	$—	$—	$—	$—
Corporate	(7)	3	(4)	(23)	6	(17)	(25)	6	(19)
ABS	(1)	(1)	(2)	(4)	—	(4)	(16)	10	(6)
RMBS	—	(2)	(2)	—	(1)	(1)	—	—	—
CMBS	(9)	1	(8)	(15)	2	(13)	(1)	—	(1)
Total fixed income securities	(18)	1	(17)	(42)	7	(35)	(42)	16	(26)
Mortgage loans	(1)	—	(1)	—	—	—	4	—	4
Equity securities	(16)	—	(16)	(59)	—	(59)	(83)	—	(83)
Limited partnership interests	(9)	—	(9)	(15)	—	(15)	(17)	—	(17)
Other	(2)	—	(2)	(4)	—	(4)	(6)	—	(6)
Other-than-temporary impairment losses	$(46)	$1	$(45)	$(120)	$7	$(113)	$(144)	$16	$(128)
The total amount of other-than-temporary impairment losses included in AOCI at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table. The amount excludes $113 million and $131 million as of December 31, 2017 and 2016, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	December 31, 2017	December 31, 2016
Municipal	$(4)	$(5)
Corporate	—	(5)
ABS	(8)	(11)
RMBS	(37)	(43)
CMBS	(4)	(7)
Total	$(53)	$(71)
Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of December 31 are as follows:

($ in millions)	2017	2016	2015
Beginning balance	$(176)	$(200)	$(209)
Additional credit loss for securities previously other-than-temporarily impaired	(9)	(16)	(8)
Additional credit loss for securities not previously other-than-temporarily impaired	(8)	(19)	(18)
Reduction in credit loss for securities disposed or collected	54	58	33
Change in credit loss due to accretion of increase in cash flows	1	1	2
Ending balance	$(138)	$(176)	$(200)
The Company uses its best estimate of future cash flows expected to be collected from the fixed income security, discounted at the security’s original or current effective rate, as appropriate, to calculate a recovery value and determine whether a credit loss exists. The determination of cash flow estimates is inherently subjective and methodologies may vary depending on facts and circumstances specific to the security. All reasonably available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable assumptions and forecasts, are considered when developing the estimate of cash flows expected to be collected. That information generally includes, but is not limited to, the remaining payment terms of the security, prepayment speeds, foreign exchange rates, the financial condition and future earnings potential of the issue or issuer, expected defaults, expected recoveries, the value of underlying collateral, vintage, geographic concentration of underlying collateral, available reserves or escrows, current subordination levels, third party guarantees and other credit enhancements. Other information, such as industry analyst reports and forecasts, sector credit ratings, financial condition of the bond insurer for insured fixed income securities, and other market data relevant to the realizability of contractual cash flows, may also be considered. The estimated fair value of collateral will be used to estimate recovery value if the Company determines that the security is dependent on the liquidation of collateral for ultimate settlement. If the estimated recovery value is less than the amortized cost of the security, a credit loss exists and an other-than-temporary impairment for the difference between the estimated recovery value and amortized cost is recorded in earnings. The portion of the unrealized loss related to factors other than credit remains classified in AOCI. If the Company determines that the fixed income security does not have sufficient cash flow or other information to estimate a recovery value for the security, the Company may conclude that the entire decline in fair value is deemed to be credit related and the loss is recorded in earnings.
Unrealized net capital gains and losses
Unrealized net capital gains and losses included in AOCI are as follows:

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
December 31, 2017		Gains	Losses
Fixed income securities	$23,261	$1,355	$(98)	$1,257
Equity securities (1)	1,614	311	(3)	308
Short-term investments	725	—	—	—
Derivative instruments (2)	2	2	—	2
EMA limited partnerships (3)				1
Unrealized net capital gains and losses, pre-tax				1,568
Amounts recognized for:
Insurance reserves (4)				(315)
DAC and DSI (5)				(189)
Amounts recognized				(504)
Deferred income taxes (6)				(229)
Unrealized net capital gains and losses, after-tax				$835
____________

(1)
Beginning January 1, 2018, due to the adoption of the new accounting standard for the recognition and measurement of financial assets and liabilities, equity securities will be measured at fair value with changes in fair value recognized in net income. The existing unrealized net capital gains and losses, after-tax, will be reclassified to retained income through a cumulative effect adjustment. See Note 2 for additional details on the new accounting standard.

(2)	Included in the fair value of derivative instruments is $2 million classified as liabilities.

(3)
Unrealized net capital gains and losses for limited partnership interests represent the Company’s share of EMA limited partnerships’ other comprehensive income. Fair value and gross unrealized gains and losses are not applicable.

(4)
The insurance reserves adjustment represents the amount by which the reserve balance would increase if the net unrealized gains in the applicable product portfolios were realized and reinvested at current lower interest rates, resulting in a premium deficiency. This adjustment primarily relates to structured settlement annuities with life contingencies (a type of immediate fixed annuities).

(5)
The DAC and DSI adjustment balance represents the amount by which the amortization of DAC and DSI would increase or decrease if the unrealized gains or losses in the respective product portfolios were realized.

(6)	Unrealized net capital gains and losses were reduced by deferred income taxes at the newly enacted 21% U.S. corporate tax rate.

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
December 31, 2016		Gains	Losses
Fixed income securities	$24,222	$1,310	$(200)	$1,110
Equity securities	1,511	117	(35)	82
Short-term investments	566	—	—	—
Derivative instruments (1)	5	5	—	5
EMA limited partnerships				(2)
Unrealized net capital gains and losses, pre-tax				1,195
Amounts recognized for:
Insurance reserves				—
DAC and DSI				(140)
Amounts recognized				(140)
Deferred income taxes				(374)
Unrealized net capital gains and losses, after-tax				$681
____________

(1)	Included in the fair value of derivative instruments is $5 million classified as assets.

Change in unrealized net capital gains and losses
The change in unrealized net capital gains and losses for the years ended December 31 is as follows:

($ in millions)	2017	2016	2015
Fixed income securities	$147	$251	$(1,436)
Equity securities	226	66	(27)
Derivative instruments	(3)	(5)	8
EMA limited partnerships	3	—	—
Total	373	312	(1,455)
Amounts recognized for:
Insurance reserves	(315)	—	28
DAC and DSI	(49)	(78)	114
Amounts recognized	(364)	(78)	142
Deferred income taxes	145	(81)	459
Increase (decrease) in unrealized net capital gains and losses, after-tax	$154	$153	$(854)
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

($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses

December 31, 2017
Fixed income securities
U.S. government and agencies	17	$443	$(2)	2	$25	$—	$(2)
Municipal	4	14	—	1	11	(3)	(3)
Corporate	456	2,899	(28)	144	1,324	(58)	(86)
ABS	33	170	(1)	8	24	(3)	(4)
RMBS	70	3	—	56	18	(1)	(1)
CMBS	2	1	—	6	23	(2)	(2)
Redeemable preferred stock	1	—	—	—	—	—	—
Total fixed income securities	583	3,530	(31)	217	1,425	(67)	(98)
Equity securities	87	66	(3)	1	—	—	(3)
Total fixed income and equity securities	670	$3,596	$(34)	218	$1,425	$(67)	$(101)

Investment grade fixed income securities	472	$3,192	$(22)	181	$1,320	$(52)	$(74)
Below investment grade fixed income securities	111	338	(9)	36	105	(15)	(24)
Total fixed income securities	583	$3,530	$(31)	217	$1,425	$(67)	$(98)

December 31, 2016
Fixed income securities
U.S. government and agencies	6	$104	$(2)	—	$—	$—	$(2)
Municipal	8	44	(1)	3	18	(6)	(7)
Corporate	629	4,767	(118)	56	414	(51)	(169)
ABS	18	95	(1)	13	76	(9)	(10)
RMBS	47	3	—	50	38	(3)	(3)
CMBS	12	57	(4)	4	15	(5)	(9)
Redeemable preferred stock	1	—	—	—	—	—	—
Total fixed income securities	721	5,070	(126)	126	561	(74)	(200)
Equity securities	167	200	(19)	62	80	(16)	(35)
Total fixed income and equity securities	888	$5,270	$(145)	188	$641	$(90)	$(235)

Investment grade fixed income securities	559	$4,348	$(100)	75	$350	$(47)	$(147)
Below investment grade fixed income securities	162	722	(26)	51	211	(27)	(53)
Total fixed income securities	721	$5,070	$(126)	126	$561	$(74)	$(200)
As of December 31, 2017, $81 million of the $101 million unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost or cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired. Of the $81 million, $61 million are related to unrealized losses on investment grade fixed income securities and $3 million are related to equity securities. Of the remaining $17 million, $7 million have been in an unrealized loss position for less than 12 months. Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P Global Ratings (“S&P”), a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Unrealized losses on investment grade securities are principally related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase.
As of December 31, 2017, the remaining $20 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost or cost. Investment grade fixed income securities comprising $13 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations. Of the $20 million, $7 million are related to below investment grade fixed income securities. Of these amounts, $2 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of December 31, 2017.
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
As of December 31, 2017, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis. As of December 31, 2017, the Company had the intent and ability to hold equity securities with unrealized losses for a period of time sufficient for them to recover.
Limited partnerships
As of December 31, 2017 and 2016, the carrying value of equity method limited partnerships totaled $2.54 billion and $2.19 billion, respectively. Principal factors influencing carrying value appreciation or decline include operating performance, comparable public company earnings multiples, capitalization rates and the economic environment. The Company recognizes an impairment loss for equity method limited partnerships when evidence demonstrates that the loss is other than temporary. Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment.
As of December 31, 2017 and 2016, the carrying value for cost method limited partnerships was $611 million and $591 million, respectively. To determine if an other-than-temporary impairment has occurred, the Company evaluates whether an impairment indicator has occurred in the period that may have a significant adverse effect on the carrying value of the investment. Impairment indicators may include: significantly reduced valuations of the investments held by the limited partnerships; actual recent cash flows received being significantly less than expected cash flows; reduced valuations based on financing completed at a lower value; completed sale of a material underlying investment at a price significantly lower than expected; or any other adverse events since the last financial statements received that might affect the fair value of the investee’s capital. Additionally, the Company’s portfolio monitoring process includes a quarterly review of all cost method limited partnerships to identify instances where the net asset value is below established thresholds for certain periods of time, as well as investments that are performing below expectations, for further impairment consideration. If a cost method limited partnership is other-than-temporarily impaired, the carrying value is written down to fair value, generally estimated to be equivalent to the reported net asset value.
Mortgage loans
The Company’s mortgage loans are commercial mortgage loans collateralized by a variety of commercial real estate property types located across the United States and totaled, net of valuation allowance, $3.88 billion and $3.94 billion as of December 31, 2017 and 2016, respectively. Substantially all of the commercial mortgage loans are non-recourse to the borrower.
The following table shows the principal geographic distribution of commercial real estate represented in the Company’s mortgage loan portfolio. No other state represented more than 5% of the portfolio as of December 31.

(% of mortgage loan portfolio carrying value)	2017	2016
California	19.6%	19.3%
Texas	13.0	11.0
Illinois	8.2	7.4
New Jersey	8.0	8.5
Florida	6.7	6.0
The types of properties collateralizing the mortgage loans as of December 31 are as follows:

(% of mortgage loan portfolio carrying value)	2017	2016
Apartment complex	29.2%	26.4%
Office buildings	23.8	24.3
Retail	19.2	21.4
Warehouse	15.5	16.5
Other	12.3	11.4
Total	100.0%	100.0%

The contractual maturities of the mortgage loan portfolio as of December 31, 2017 are as follows:

($ in millions)	Number of loans	Carrying value	Percent
2018	12	$94	2.4%
2019	7	204	5.3
2020	14	158	4.1
2021	41	485	12.5
Thereafter	186	2,935	75.7
Total	260	$3,876	100.0%
Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators. Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest. Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate. Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value. Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell or present value of the loan’s expected future repayment cash flows. Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery. The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan. It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of December 31, 2017.
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
The following table reflects the carrying value of non-impaired mortgage loans summarized by debt service coverage ratio distribution as of December 31.

($ in millions)	2017			2016
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$3	$—	$3	$52	$—	$52
1.0 - 1.25	326	—	326	321	—	321
1.26 - 1.50	1,033	15	1,048	1,196	—	1,196
Above 1.50	2,482	13	2,495	2,364	—	2,364
Total non-impaired mortgage loans	$3,844	$28	$3,872	$3,933	$—	$3,933
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
The net carrying value of impaired mortgage loans as of December 31 is as follows:

($ in millions)	2017	2016
Impaired mortgage loans with a valuation allowance	$4	$5
Impaired mortgage loans without a valuation allowance	—	—
Total impaired mortgage loans	$4	$5
Valuation allowance on impaired mortgage loans	$3	$3
The average balance of impaired loans was $7 million, $6 million and $11 million during 2017, 2016 and 2015, respectively.

The rollforward of the valuation allowance on impaired mortgage loans for the years ended December 31 is as follows:

($ in millions)	2017	2016	2015
Beginning balance	$3	$3	$8
Net increase (decrease) in valuation allowance	1	—	(4)
Charge offs	(1)	—	(1)
Ending balance	$3	$3	$3
Payments on all mortgage loans were current as of December 31, 2017, 2016 and 2015.
Municipal bonds
The Company maintains a diversified portfolio of municipal bonds. The following table shows the principal geographic distribution of municipal bond issuers represented in the Company’s portfolio as of December 31. No other state represents more than 5% of the portfolio.

(% of municipal bond portfolio carrying value)	2017	2016
Texas	16.9%	16.9%
California	15.1	14.9
Oregon	9.4	9.0
New York	5.2	5.1
Michigan	5.0	5.2
New Jersey	4.8	5.4
Concentration of credit risk
As of December 31, 2017, the Company is not exposed to any credit concentration risk of a single issuer and its affiliates greater than 10% of the Company’s shareholder’s equity, other than the U.S. government and its agencies.
Securities loaned
The Company’s business activities include securities lending programs with third parties, mostly large banks. As of December 31, 2017 and 2016, fixed income and equity securities with a carrying value of $524 million and $520 million, respectively, were on loan under these agreements. Interest income on collateral, net of fees, was $1 million, $2 million and $1 million in 2017, 2016 and 2015, respectively.
Other investment information
Included in fixed income securities are below investment grade assets totaling $2.91 billion and $3.17 billion as of December 31, 2017 and 2016, respectively.
As of December 31, 2017, fixed income securities and short-term investments with a carrying value of $21 million were on deposit with regulatory authorities as required by law.
As of December 31, 2017, the carrying value of fixed income securities and other investments that were non-income producing was $32 million.

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
Over-the-counter (“OTC”) derivatives, including interest rate swaps, foreign currency swaps, foreign exchange forward contracts, certain options and certain credit default swaps, are valued using models that rely on inputs such as interest rate yield curves, implied volatilities, currency rates, and credit spreads that are observable for substantially the full term of the contract. The valuation techniques underlying the models are widely accepted in the financial services industry and do not involve significant judgment.
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

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2017. There were no assets or liabilities measured at fair value on a non-recurring basis as of December 31, 2017.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2017
Assets
Fixed income securities:
U.S. government and agencies	$488	$316	$—		$804
Municipal	—	2,216	57		2,273
Corporate - public	—	13,168	49		13,217
Corporate - privately placed	—	5,699	220		5,919
Foreign government	—	299	—		299
ABS - CDO	—	38	10		48
ABS - consumer and other	—	297	40		337
RMBS	—	253	—		253
CMBS	—	97	—		97
Redeemable preferred stock	—	14	—		14
Total fixed income securities	488	22,397	376		23,261
Equity securities	1,508	16	90		1,614
Short-term investments	110	615	—		725
Other investments: Free-standing derivatives	—	117	1	$(3)	115
Separate account assets	3,422	—	—		3,422
Other assets	—	—	—		—
Total assets at fair value	$5,528	$23,145	$467	$(3)	$29,137
% of total assets at fair value	19.0%	79.4%	1.6%	—%	100%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(284)		$(284)
Other liabilities: Free-standing derivatives	—	(62)	—	$1	(61)
Total liabilities at fair value	$—	$(62)	$(284)	$1	$(345)
% of total liabilities at fair value	—%	18.0%	82.3%	(0.3)%	100%

The following table summarizes the Company’s assets and liabilities measured at fair value on a recurring and non-recurring basis as of December 31, 2016.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2016
Assets
Fixed income securities:
U.S. government and agencies	$619	$395	$—		$1,014
Municipal	—	2,215	59		2,274
Corporate - public	—	13,475	47		13,522
Corporate - privately placed	—	5,895	264		6,159
Foreign government	—	332	—		332
ABS - CDO	—	102	27		129
ABS - consumer and other	—	160	42		202
RMBS	—	333	—		333
CMBS	—	241	—		241
Redeemable preferred stock	—	16	—		16
Total fixed income securities	619	23,164	439		24,222
Equity securities	1,432	3	76		1,511
Short-term investments	166	400	—		566
Other investments: Free-standing derivatives	—	101	1	$(6)	96
Separate account assets	3,373	—	—		3,373
Other assets	—	—	1		1
Total recurring basis assets	5,590	23,668	517	(6)	29,769
Non-recurring basis (1)	—	—	9		9
Total assets at fair value	$5,590	$23,668	$526	$(6)	$29,778
% of total assets at fair value	18.7%	79.5%	1.8%	—%	100%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(289)		$(289)
Other liabilities: Free-standing derivatives	—	(39)	(3)	$2	(40)
Total liabilities at fair value	$—	$(39)	$(292)	$2	$(329)
% of total liabilities at fair value	—%	11.9%	88.7%	(0.6)%	100%
________________________

(1)	Includes $9 million of limited partnership investments written-down to fair value in connection with recognizing other-than-temporary impairments.
The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
December 31, 2017
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(250)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.74%
December 31, 2016
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(246)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.75%

The embedded derivatives are equity-indexed and forward starting options in certain life and annuity products that provide customers with interest crediting rates based on the performance of the S&P 500. If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.
As of December 31, 2017 and 2016, Level 3 fair value measurements of fixed income securities total $376 million and $439 million, respectively, and include $237 million and $296 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable. The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above. However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the year ended December 31, 2017.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2016	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$59	$—	$2	$—	$—
Corporate - public	47	1	—	3	(15)
Corporate - privately placed	264	7	(2)	11	(16)
ABS - CDO	27	—	6	4	(10)
ABS - consumer and other	42	—	—	—	(26)
Total fixed income securities	439	8	6	18	(67)
Equity securities	76	8	3	—	—
Free-standing derivatives, net	(2)	3	—	—	—
Other assets	1	(1)	—	—	—
Total recurring Level 3 assets	$514	$18	$9	$18	$(67)
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(289)	$1	$—	$—	$—
Total recurring Level 3 liabilities	$(289)	$1	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of December 31, 2017
Assets
Fixed income securities:
Municipal	$—	$(2)	$—	$(2)	$57
Corporate - public	17	—	—	(4)	49
Corporate - privately placed	20	(30)	—	(34)	220
ABS - CDO	5	—	—	(22)	10
ABS - consumer and other	29	—	—	(5)	40
Total fixed income securities	71	(32)	—	(67)	376
Equity securities	13	(10)	—	—	90
Free-standing derivatives, net	—	—	—	—	1	(2)
Other assets	—	—	—	—	—
Total recurring Level 3 assets	$84	$(42)	$—	$(67)	$467
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(2)	$6	$(284)
Total recurring Level 3 liabilities	$—	$—	$(2)	$6	$(284)
_____________________

(1)
The effect to net income totals $19 million and is reported in the Consolidated Statements of Operations and Comprehensive Income as follows: $9 million in realized capital gains and losses, $10 million in net investment income, $(9) million in interest credited to contractholder funds and $9 million in contract benefits.

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
 ____________________

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
_________________________

(1)
The effect to net income totals $37 million and is reported in the Consolidated Statements of Operations and Comprehensive Income as follows: $6 million in realized capital gains and losses, $12 million in net investment income, $26 million in interest credited to contractholder funds, and $(7) million in contract benefits.

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
There were no transfers between Level 1 and Level 2 during 2017, 2016 or 2015.

Transfers into Level 3 during 2017, 2016 and 2015 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3. Transfers out of Level 3 during 2017, 2016 and 2015 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.
The following table provides the change in unrealized gains and losses included in net income for Level 3 assets and liabilities held as of December 31.

($ in millions)	2017	2016	2015
Assets
Fixed income securities:
Municipal	$—	$2	$—
Corporate	1	1	11
ABS	—	—	1
Total fixed income securities	1	3	12
Equity securities	9	(15)	(1)
Free-standing derivatives, net	—	5	1
Other assets	(1)	—	—
Total recurring Level 3 assets	$9	$(7)	$12

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$1	$6	$19
Total recurring Level 3 liabilities	$1	$6	$19
The amounts in the table above represent the change in unrealized gains and losses included in net income for the period of time that the asset or liability was determined to be in Level 3. These gains and losses total $10 million in 2017 and are reported as follows: $10 million in net investment income, $(9) million in interest credited to contractholder funds and $9 million in contract benefits. These gains and losses total $(1) million in 2016 and are reported as follows: $(18) million in realized capital gains and losses, $11 million in net investment income, $(3) million in interest credited to contractholder funds and $9 million in contract benefits. These gains and losses total $31 million in 2015 and are reported as follows: $(2) million in realized capital gains and losses, $14 million in net investment income, $26 million in interest credited to contractholder funds and $(7) million in contract benefits.
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.
Financial assets

($ in millions)	December 31, 2017		December 31, 2016
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$3,876	$4,052	$3,938	$3,963
Cost method limited partnerships (1)	611	713	591	681
Bank loans	437	437	467	467
Agent loans	538	536	467	467
Notes due from related party	—	—	325	325
 ____________________

(1)
Beginning January 1, 2018, due to the adoption of the new accounting standard for the recognition and measurement of financial assets and liabilities, cost method limited partnerships (excluding limited partnership interests accounted for on a cost recovery basis) will be measured at fair value with changes in fair value recognized in net income. The existing carrying value of these investments will increase to fair value with the offsetting adjustment recognized in retained income through a cumulative effect adjustment. See Note 2 for additional details on the new accounting standard.

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
Financial liabilities

($ in millions)	December 31, 2017		December 31, 2016
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$10,331	$11,036	$11,276	$11,972
Liability for collateral	542	542	550	550
Notes due to related parties	140	141	465	465

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
Fair value, which is equal to the carrying value, is the estimated amount that the Company would receive or pay to terminate the derivative contracts at the reporting date. The carrying value amounts for OTC derivatives are further adjusted for the effects, if any, of enforceable master netting agreements and are presented on a net basis, by counterparty agreement, in the Consolidated Statements of Financial Position. For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts.  As of December 31, 2017, the Company pledged $3 million in the form of margin deposits.
For those derivatives which qualify for fair value hedge accounting, net income includes the changes in the fair value of both the derivative instrument and the hedged risk, and therefore reflects any hedging ineffectiveness. For cash flow hedges, gains and losses are amortized from AOCI and are reported in net income in the same period the forecasted transactions being hedged impact net income.
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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Consolidated Statement of Financial Position as of December 31, 2017.

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	$15	n/a	$—	$—	$—
Equity and index contracts
Options	Other investments	—	4,485	114	114	—
Credit default contracts
Credit default swaps – buying protection	Other investments	3	n/a	—	—	—
Credit default swaps – selling protection	Other investments	80	n/a	1	1	—
Other contracts
Other contracts	Other assets	3	n/a	—	—	—
Total asset derivatives		$101	4,485	$115	$115	$—

Liability derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$19	n/a	$2	$2	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other liabilities & accrued expenses	30	n/a	1	1	—
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	—	4,464	(53)	—	(53)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	207	n/a	(8)	—	(8)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	225	n/a	(22)	—	(22)
Guaranteed withdrawal benefits	Contractholder funds	274	n/a	(12)	—	(12)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,735	n/a	(250)	—	(250)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	34	n/a	(1)	—	(1)
Credit default swaps – selling protection	Other liabilities & accrued expenses	1	n/a	—	—	—
Subtotal		2,506	4,464	(345)	1	(346)
Total liability derivatives		2,525	4,464	(343)	$3	$(346)

Total derivatives		$2,626	8,949	$(228)
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

($ in millions)		Offsets
	Gross amount	Counter- party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
December 31, 2017
Asset derivatives	$4	$(3)	$—	$1	$—	$1
Liability derivatives	(10)	3	(2)	(9)	3	(6)

December 31, 2016
Asset derivatives	$14	$(2)	$(4)	$8	$(1)	$7
Liability derivatives	(5)	2	—	(3)	4	1
The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships for the years ended December 31. Amortization of net gains from AOCI related to cash flow hedges is expected to be a gain of $2 million during the next twelve months. There was no hedge ineffectiveness reported in realized gains and losses in 2017, 2016 or 2015.

($ in millions)	2017	2016	2015
(Loss) gain recognized in OCI on derivatives during the period	$(2)	$(1)	$10
Gain recognized in OCI on derivatives during the term of the hedging relationship	2	5	10
Gain (loss) reclassified from AOCI into income (net investment income)	1	1	(1)
Gain reclassified from AOCI into income (realized capital gains and losses)	—	3	3
The following tables present gains and losses from valuation and settlements reported on derivatives not designated as accounting hedging instruments in the Consolidated Statements of Operations and Comprehensive Income. In 2017, 2016 and 2015, the Company had no derivatives used in fair value hedging relationships.

($ in millions)	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
2017
Equity and index contracts	$(4)	$—	$45	$41
Embedded derivative financial instruments	—	9	(5)	4
Foreign currency contracts	(14)	—	—	(14)
Credit default contracts	2	—	—	2
Total	$(16)	$9	$40	$33

2016
Equity and index contracts	$(4)	$—	$18	$14
Embedded derivative financial instruments	—	9	1	10
Foreign currency contracts	6	—	—	6
Credit default contracts	3	—	—	3
Total	$5	$9	$19	$33

2015
Equity and index contracts	$—	$—	$(9)	$(9)
Embedded derivative financial instruments	—	(7)	31	24
Foreign currency contracts	6	—	—	6
Credit default contracts	4	—	—	4
Total	$10	$(7)	$22	$25
The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate. The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of December 31, 2017, counterparties pledged $3 million in cash to the Company, and the Company pledged $4 million in cash and securities to counterparties which includes

$3 million of collateral posted under MNAs for contracts containing credit-risk contingent provisions that are in a liability position and $1 million of collateral posted under MNAs for contracts without credit-risk-contingent features. The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.
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

($ in millions)	2017				2016
Rating (1)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	2	$59	$3	$—	5	$312	$12	$9
_________________________

(1)	Rating is the lower of S&P or Moody’s ratings.

(2)	Only OTC derivatives with a net positive fair value are included for each counterparty.
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

($ in millions)	2017	2016
Gross liability fair value of contracts containing credit-risk-contingent features	$12	$2
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(5)	(2)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(3)	—
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$4	$—
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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
December 31, 2017
Single name
Corporate debt	$—	$—	$—	$1	$1	$—
Index
Corporate debt	1	19	45	15	80	1
Total	$1	$19	$45	$16	$81	$1

December 31, 2016
First-to-default Basket
Municipal	$—	$—	$100	$—	$100	$(3)
Index
Corporate debt	1	19	50	10	80	1
Total	$1	$19	$150	$10	$180	$(2)
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
Off-balance sheet financial instruments
The contractual amounts of off-balance sheet financial instruments as of December 31 are as follows:

($ in millions)	2017	2016
Commitments to invest in limited partnership interests	$1,345	$1,400
Private placement commitments	27	13
Other loan commitments	87	80
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
Private placement commitments represent commitments to purchase private placement debt and private equity securities at a future date. The Company enters into these agreements in the normal course of business. The fair value of these commitments generally cannot be estimated on the date the commitment is made as the terms and conditions of the underlying private placement securities are not yet final. Because the private equity securities are not actively traded, it is not practical to estimate fair value of the commitments.

Other loan commitments are agreements to lend to a borrower provided there is no violation of any condition established in the contract. The Company enters into these agreements to commit to future loan fundings at predetermined interest rates. Commitments generally have either fixed or varying expiration dates or other termination clauses. The fair value of these commitments is insignificant.
8. Reserve for Life-Contingent Contract Benefits and Contractholder Funds
As of December 31, the reserve for life-contingent contract benefits consists of the following:

($ in millions)	2017	2016
Immediate fixed annuities:
Structured settlement annuities	$6,994	$6,681
Other immediate fixed annuities	1,850	1,935
Traditional life insurance	2,458	2,373
Accident and health insurance	238	232
Other	85	101
Total reserve for life-contingent contract benefits	$11,625	$11,322
The following table highlights the key assumptions generally used in calculating the reserve for life-contingent contract benefits.

Product	Mortality	Interest rate	Estimation method
Structured settlement annuities	U.S. population with projected calendar year improvements; mortality rates adjusted for each impaired life based on reduction in life expectancy	Interest rate assumptions range from 2.9% to 9.0%	Present value of contractually specified future benefits
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

To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve is recorded for certain immediate annuities with life contingencies. A liability is included in the reserve for life-contingent contract benefits with respect to this deficiency. The offset to this liability is recorded as a reduction of the unrealized net capital gains included in AOCI. The liability was $315 million and zero as of December 31, 2017 and 2016, respectively.

As of December 31, contractholder funds consist of the following:

($ in millions)	2017	2016
Interest-sensitive life insurance	$7,387	$7,312
Investment contracts:
Fixed annuities	10,790	11,893
Other investment contracts	415	265
Total contractholder funds	$18,592	$19,470
The following table highlights the key contract provisions relating to contractholder funds.

Product	Interest rate	Withdrawal/surrender charges
Interest-sensitive life insurance	Interest rates credited range from 0% to 10.5% for equity-indexed life (whose returns are indexed to the S&P 500) and 1.0% to 6.0% for all other products	Either a percentage of account balance or dollar amount grading off generally over 20 years
Fixed annuities	Interest rates credited range from 0% to 9.8% for immediate annuities; (8.0)% to 12.3% for equity-indexed annuities (whose returns are indexed to the S&P 500); and 0.1% to 6.0% for all other products
Either a declining or a level percentage charge generally over ten years or less. Additionally, approximately 16.7% of fixed annuities are subject to market value adjustment for discretionary withdrawals

Other investment contracts:
Guaranteed minimum income, accumulation and withdrawal benefits on variable (1) and fixed annuities and secondary guarantees on interest-sensitive life insurance and fixed annuities
	Interest rates used in establishing reserves range from 1.5% to 10.3%	Withdrawal and surrender charges are based on the terms of the related interest-sensitive life insurance or fixed annuity contract
______________________

(1)	In 2006, the Company disposed of substantially all of its variable annuity business through reinsurance agreements with Prudential.
Contractholder funds activity for the years ended December 31 is as follows:

($ in millions)	2017	2016	2015
Balance, beginning of year	$19,470	$20,542	$21,816
Deposits	909	969	1,052
Interest credited	635	672	716
Benefits	(871)	(947)	(1,060)
Surrenders and partial withdrawals	(960)	(1,014)	(1,246)
Maturities of and interest payments on institutional products	—	(86)	(1)
Contract charges	(655)	(665)	(684)
Net transfers from separate accounts	4	5	7
Other adjustments	60	(6)	(58)
Balance, end of year	$18,592	$19,470	$20,542
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
Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death, a specified contract anniversary date, partial withdrawal or annuitization, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts’ funds may not meet their stated investment objectives. The account balances of variable annuities contracts’ separate accounts with guarantees included $3.00 billion and $2.92 billion of equity, fixed income and balanced mutual funds and $322 million and $364 million of money market mutual funds as of December 31, 2017 and 2016, respectively.

The table below presents information regarding the Company’s variable annuity contracts with guarantees. The Company’s variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts’ separate accounts with guarantees.

($ in millions)	December 31,
	2017	2016
In the event of death
Separate account value	$3,323	$3,280
Net amount at risk (1)	$453	$585
Average attained age of contractholders	70 years	70 years
At annuitization (includes income benefit guarantees)
Separate account value	$944	$915
Net amount at risk (2)	$202	$265
Weighted average waiting period until annuitization options available	None	None
For cumulative periodic withdrawals
Separate account value	$253	$267
Net amount at risk (3)	$10	$10
Accumulation at specified dates
Separate account value	$170	$310
Net amount at risk (4)	$17	$26
Weighted average waiting period until guarantee date	5 years	3 years
____________

(1)	Defined as the estimated current guaranteed minimum death benefit in excess of the current account balance as of the balance sheet date.

(2)	Defined as the estimated present value of the guaranteed minimum annuity payments in excess of the current account balance.

(3)	Defined as the estimated current guaranteed minimum withdrawal balance (initial deposit) in excess of the current account balance as of the balance sheet date.

(4)	Defined as the estimated present value of the guaranteed minimum accumulation balance in excess of the current account balance.
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

The following table summarizes the liabilities for guarantees.

($ in millions)	Liability for guarantees related to death benefits and interest-sensitive life products	Liability for guarantees related to income benefits	Liability for guarantees related to accumulation and withdrawal benefits	Total
Balance, December 31, 2016 (1)	$244	$43	$77	$364
Less reinsurance recoverables	101	40	43	184
Net balance as of December 31, 2016	143	3	34	180
Incurred guarantee benefits	33	—	12	45
Paid guarantee benefits	(2)	—	—	(2)
Net change	31	—	12	43
Net balance as of December 31, 2017	174	3	46	223
Plus reinsurance recoverables	87	25	34	146
Balance, December 31, 2017 (2)	$261	$28	$80	$369

Balance, December 31, 2015 (3)	$223	$67	$75	$365
Less reinsurance recoverables	106	64	52	222
Net balance as of December 31, 2015	117	3	23	143
Incurred guarantee benefits	26	—	11	37
Paid guarantee benefits	—	—	—	—
Net change	26	—	11	37
Net balance as of December 31, 2016	143	3	34	180
Plus reinsurance recoverables	101	40	43	184
Balance, December 31, 2016 (1)	$244	$43	$77	$364
____________

(1)
Included in the total liability balance as of December 31, 2016 are reserves for variable annuity death benefits of $100 million, variable annuity income benefits of $40 million, variable annuity accumulation benefits of $34 million, variable annuity withdrawal benefits of $9 million and other guarantees of $181 million.

(2)
Included in the total liability balance as of December 31, 2017 are reserves for variable annuity death benefits of $85 million, variable annuity income benefits of $26 million, variable annuity accumulation benefits of $22 million, variable annuity withdrawal benefits of $12 million and other guarantees of $224 million.

(3)
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

In addition, the Company has used reinsurance to effect the disposition of certain blocks of business. The Company had reinsurance recoverables of $1.35 billion and $1.41 billion as of December 31, 2017 and 2016, respectively, due from Prudential related to the disposal of substantially all of its variable annuity business that was effected through reinsurance agreements. In 2017, premiums and contract charges of $76 million, contract benefits of $7 million, interest credited to contractholder funds of $20 million, and operating costs and expenses of $15 million were ceded to Prudential. In 2016, premiums and contract charges of $78 million, contract benefits of $21 million, interest credited to contractholder funds of $20 million, and operating costs and expenses of $15 million were ceded to Prudential. In 2015, premiums and contract charges of $94 million, contract benefits of $40 million, interest credited to contractholder funds of $21 million, and operating costs and expenses of $18 million were ceded to Prudential. In addition, as of December 31, 2017 and 2016 the Company had reinsurance recoverables of $139 million and $144 million, respectively, due from subsidiaries of Citigroup (Triton Insurance and American Health and Life Insurance) and Scottish Re (U.S.) Inc. in connection with the disposition of substantially all of the direct response distribution business in 2003.
The Company is the assuming reinsurer for Lincoln Benefit Life Company’s (“LBL’s”) life insurance business sold through the Allstate agency channel and LBL’s payout annuity business in force prior to the sale of LBL on April 1, 2014. Under the terms of the reinsurance agreement, the Company is required to have a trust with assets greater than or equal to the statutory reserves ceded by LBL to the Company, measured on a monthly basis. As of December 31, 2017, the trust held $5.89 billion of investments, which are reported in the Consolidated Statement of Financial Position.
As of December 31, 2017, the gross life insurance in force was $435.69 billion of which $5.18 billion and $84.42 billion was ceded to the affiliated and unaffiliated reinsurers, respectively.
The effects of reinsurance on premiums and contract charges for the years ended December 31 are as follows:

($ in millions)	2017	2016	2015
Direct	$734	$715	$728
Assumed
Affiliate	227	138	131
Non-affiliate	772	803	835
Ceded
Affiliate	(52)	(53)	(41)
Non-affiliate	(288)	(294)	(315)
Premiums and contract charges, net of reinsurance	$1,393	$1,309	$1,338
The effects of reinsurance on contract benefits for the years ended December 31 are as follows:

($ in millions)	2017	2016	2015
Direct	$1,003	$999	$1,023
Assumed
Affiliate	130	90	79
Non-affiliate	505	522	541
Ceded
Affiliate	(33)	(36)	(32)
Non-affiliate	(175)	(188)	(205)
Contract benefits, net of reinsurance	$1,430	$1,387	$1,406
The effects of reinsurance on interest credited to contractholder funds for the years ended December 31 are as follows:

($ in millions)	2017	2016	2015
Direct	$546	$598	$636
Assumed
Affiliate	8	9	10
Non-affiliate	131	116	111
Ceded
Affiliate	(21)	(21)	(16)
Non-affiliate	(25)	(25)	(24)
Interest credited to contractholder funds, net of reinsurance	$639	$677	$717

Reinsurance recoverables on paid and unpaid benefits as of December 31 are summarized in the following table.

($ in millions)	2017	2016
Annuities	$1,357	$1,411
Life insurance	1,243	1,299
Other	80	81
Total	$2,680	$2,791
As of both December 31, 2017 and 2016, approximately 77% of the Company’s reinsurance recoverables are due from companies rated A- or better by S&P.
10. Deferred Policy Acquisition and Sales Inducement Costs
Deferred policy acquisition costs for the years ended December 31 are as follows:

($ in millions)	2017	2016	2015
Balance, beginning of year	$1,187	$1,314	$1,271
Acquisition costs deferred	122	79	124
Amortization charged to income	(152)	(134)	(151)
Effect of unrealized gains and losses	(46)	(72)	99
Reinsurance assumed from (ceded to) AAC	45	—	(29)
Balance, end of year	$1,156	$1,187	$1,314
DSI activity, which primarily relates to fixed annuities and interest-sensitive life contracts, for the years ended December 31 was as follows:

($ in millions)	2017	2016	2015
Balance, beginning of year	$40	$45	$44
Sales inducements deferred	—	1	3
Amortization charged to income	(4)	(5)	(4)
Effect of unrealized gains and losses	—	(1)	2
Balance, end of year	$36	$40	$45
11. Guarantees and Contingent Liabilities
Guaranty funds
Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. Amounts assessed to each company are typically related to its proportion of business written in each state. The Company’s policy is to accrue assessments when the entity for which the insolvency relates has met its state of domicile’s statutory definition of insolvency and the amount of the loss is reasonably estimable. In most states, the definition is met with a declaration of financial insolvency by a court of competent jurisdiction. In certain states there must also be a final order of liquidation. As of December 31, 2017 and 2016, the liability balance included in other liabilities and accrued expenses was $4 million and $1 million, respectively. The related premium tax offsets included in other assets were $10 million and $9 million as of December 31, 2017 and 2016, respectively.
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
The aggregate liability balance related to all guarantees was not material as of December 31, 2017.
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
The Internal Revenue Service (“IRS”) is currently examining the Allstate Group’s 2013 and 2014 federal income tax returns and the exam is expected to be complete in the first quarter of 2018. The IRS has also begun their examination of the Allstate Group’s 2015 and 2016 federal income tax returns. The Allstate Group’s tax years prior to 2013 have been examined by the IRS and the statute of limitations has expired on those years. Any adjustments that may result from IRS examinations of the Allstate Group’s tax returns are not expected to have a material effect on the results of operations, cash flows or financial position of the Company.
The Company had $2 million liability for unrecognized tax benefits as of December 31, 2017, $1 million as of both December 31, 2016 and 2015, and zero liability as of December 31, 2014. The change in the liability for unrecognized tax benefits in 2017 and 2015 related to the increase for tax positions taken in a prior year. The Company believes it is reasonably possible that the liability balance will not significantly increase within the next twelve months.
The Company recognizes interest accrued related to unrecognized tax benefits in income tax expense. The Company did not record interest income or expense relating to unrecognized tax benefits in income tax expense in 2017, 2016 or 2015. As of December 31, 2017 and 2016, there was no interest accrued with respect to unrecognized tax benefits. No amounts have been accrued for penalties.
Tax Reform
On December 22, 2017, Public Law 115-97, known as the Tax Cuts and Jobs Act of 2017 (“Tax Legislation”) became effective. The Tax Legislation impacts the Company generally in four areas:
1.Amends the U.S. Internal Revenue Code of 1986, as amended, which among other items, permanently reduces the corporate income tax rate from a maximum of 35% to 21% beginning January 1, 2018.
2.Changes international taxation to a modified territorial tax system whereby profits from non-U.S. subsidiaries will generally be taxed only in their local jurisdictions.
3.Contains several other provisions, such as limitations of deductibility of executive compensation, meals and entertainment and lobbying expenses and changes to the dividends received deduction.

4.Affects the timing of certain tax deductions for reserves and deferred acquisition costs, but does not impact the Company’s overall income tax expense.
Deferred income taxes result from temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements that will result in taxable or deductible amounts in future years. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in years in which those temporary differences are expected to be recovered or settled. Deferred tax assets and liabilities are adjusted through income tax expense as changes in tax laws or rates are enacted.
The Company revalued its deferred tax assets and liabilities at the new corporate income tax rate. The transition to the modified territorial system for international taxation required the Company to recognize a liability in 2017 based on non-U.S. income from international subsidiaries that had not been repatriated to their U.S. parent company (the “Transition Tax”). The Company recorded a net tax benefit of $514 million, recognized as a reduction to income tax expense in the Company’s Consolidated Statements of Operations for the year ended December 31, 2017. The net benefit was primarily due to re-measurement of the Company’s deferred tax assets and liabilities, partially offset by the impact of the transition tax on deemed repatriation of deferred non-U.S. income. The Company’s effective income tax rate benefit for 2017 was 38.7% and included this one-time benefit of 71.8%.
The impact of the Tax Legislation may differ from the Company’s preliminary estimates due to, among other things, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the Tax Legislation. The transition tax calculation is based on estimated amounts.  Any potential adjustments made could be material in relation to the preliminary estimates recorded.
The components of the deferred income tax assets and liabilities as of December 31 are as follows:

($ in millions)	2017	2016
Deferred assets
Deferred reinsurance gain	$8	$16
Other assets	2	4
Total deferred assets (1)	10	20
Deferred liabilities
Life and annuity reserves	(269)	(362)
Unrealized net capital gains	(223)	(369)
DAC	(221)	(370)
Difference in tax bases of investments	(79)	(35)
Other liabilities	(54)	(75)
Total deferred liabilities	(846)	(1,211)
Net deferred liability (1)	$(836)	$(1,191)
___________

(1)	Changes in deferred tax assets and liabilities primarily relate to the Tax Legislation.
Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized based on the Company’s assessment that the deductions ultimately recognized for tax purposes will be fully utilized.
The components of income tax (benefit) expense for the years ended December 31 are as follows:

($ in millions)	2017	2016	2015
Current	$104	$24	$251
Deferred	(382)	120	50
Total income tax (benefit) expense	$(278)	$144	$301
The Company received refunds of $1 million and $22 million in 2017 and 2016, respectively, and paid income taxes of $221 million in 2015. The Company had current income tax payable of $56 million and current tax receivable $16 million as of December 31, 2017 and 2016, respectively.

A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the years ended December 31 is as follows:

	2017	2016	2015
Statutory federal income tax rate - expense	35.0%	35.0%	35.0%
Tax Legislation benefit	(71.8)	—	—
Tax credits	(1.7)	(3.3)	(1.7)
Dividends received deduction	(0.6)	(1.3)	(0.6)
Adjustments to prior year tax liabilities	(0.3)	—	(0.3)
State income taxes	0.6	0.3	0.4
Non-deductible expenses	0.1	0.2	0.2
Change in accounting for investments in qualified affordable housing projects	—	—	2.0
Other	—	0.1	(0.1)
Effective income tax rate (benefit) expense	(38.7)%	31.0%	34.9%
13. Capital Structure
Debt outstanding
All of the Company’s outstanding debt as of December 31, 2017 and 2016 relates to intercompany obligations. These obligations reflect notes due to related parties and are discussed in Note 4. The Company paid $6 million, $15 million and $16 million of interest on debt in 2017, 2016 and 2015, respectively.
The Company had $34 million and $56 million of investment-related debt that is reported in other liabilities and accrued expenses as of December 31, 2017 and 2016, respectively. Of the $56 million, $22 million related to a commitment to fund a limited partnership as of December 31, 2016.
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
Statutory net income (loss) of ALIC and its insurance subsidiaries was $279 million, $192 million and $(67) million in 2017, 2016 and 2015, respectively. Statutory capital and surplus was $3.41 billion and $3.05 billion as of December 31, 2017 and 2016, respectively.
Dividend Limitations
The ability of ALIC to pay dividends is dependent on business conditions, income, cash requirements and other relevant factors. The payment of shareholder dividends by ALIC to AIC without the prior approval of the Illinois Department of Insurance (“IL DOI”) is limited to formula amounts based on net income and capital and surplus, determined in conformity with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. The Company paid dividends of $600 million in 2017. The maximum amount of dividends ALIC will be able to pay without prior IL DOI approval at a given point in time during 2018 is $847 million, less dividends paid during the preceding twelve months measured at that point in time.  The payment of a dividend in excess of this amount requires 30 days advance written notice to the IL DOI. The dividend is deemed approved, unless the IL DOI disapproves it within the 30 day notice period. Additionally, any dividend must be paid out of unassigned surplus excluding unrealized appreciation from investments, which for ALIC totaled $308 million as of December 31, 2017, and cannot result in capital and surplus being less than the minimum amount required by law.
Under state insurance laws, insurance companies are required to maintain paid up capital of not less than the minimum capital requirement applicable to the types of insurance they are authorized to write. Insurance companies are also subject to risk-based capital (“RBC”) requirements adopted by state insurance regulators. A company’s “authorized control level RBC” is calculated using various factors applied to certain financial balances and activity. Companies that do not maintain adjusted statutory capital and surplus at a level in excess of the company action level RBC, which is two times authorized control level RBC, are required to take specified actions. Company action level RBC is significantly in excess of the minimum capital requirements. Total adjusted statutory capital and surplus and authorized control level RBC of ALIC were $3.78 billion and $568 million, respectively, as of December 31, 2017. ALIC’s insurance subsidiaries are included as a component of ALIC’s total statutory capital and surplus.
Intercompany transactions
Notification and approval of intercompany lending activities is also required by the IL DOI when ALIC does not have unassigned surplus and for transactions that exceed a level that is based on a formula using statutory admitted assets and statutory surplus.
15. Benefit Plans
Pension and other postretirement plans
Defined benefit pension plans, sponsored by the Corporation, cover most full-time employees, certain part-time employees and employee-agents. Benefits under the pension plans are based upon the employee’s length of service and eligible annual compensation. The cost allocated to the Company for the pension plans was $7 million, $7 million and $6 million in 2017, 2016 and 2015, respectively.
The Corporation has reserved the right to modify or terminate its benefit plans at any time and for any reason.
Allstate 401(k) Savings Plan
Employees of AIC are eligible to become members of the Allstate 401(k) Savings Plan (“Allstate Plan”). The Corporation’s contributions are based on the Corporation’s matching obligation and certain performance measures. The cost allocated to the Company for the Allstate Plan was $4 million, $4 million and $5 million in 2017, 2016 and 2015, respectively.
16. Other Comprehensive Income
The components of other comprehensive income (loss) on a pre-tax and after-tax basis for the years ended December 31 are as follows:

($ in millions)	2017			2016			2015
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$51	$(18)	$33	$134	$(46)	$88	$(1,048)	$366	$(682)
Less: reclassification adjustment of realized capital gains and losses	43	(15)	28	(100)	35	(65)	265	(93)	172
Unrealized net capital gains and losses	8	(3)	5	234	(81)	153	(1,313)	459	(854)
Unrealized foreign currency translation adjustments	17	(6)	11	6	(2)	4	(6)	2	(4)
Other comprehensive income (loss)	$25	$(9)	$16	$240	$(83)	$157	$(1,319)	$461	$(858)
17. Quarterly Results (unaudited)

($ in millions)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2017	2016	2017	2016	2017	2016	2017	2016
Revenues	$751	$685	$816	$742	$804	$713	$848	$751
Net income (1)	86	52	120	94	140	65	650	108
___________

(1)	Net income includes a tax benefit of $514 million related to the fourth quarter 2017 Tax Legislation.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of
Allstate Life Insurance Company
Northbrook, Illinois 60062
Opinion on the Financial Statements
We have audited the accompanying Consolidated Statements of Financial Position of Allstate Life Insurance Company and subsidiaries (the “Company”), an affiliate of The Allstate Corporation, as of December 31, 2017 and 2016, and the related Consolidated Statements of Operations and Comprehensive Income, Shareholder’s Equity, and Cash Flows for each of the three years in the period ended December 31, 2017, and the related notes listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, such financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.
Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Chicago, Illinois
March 5, 2018

We have served as the Company's auditor since 2001.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2017 based on the criteria related to internal control over financial reporting described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended December 31, 2017, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Part III
Item 14. Principal Accounting Fees and Services
(1), (2), (3) and (4) Disclosure of fees -
The following fees have been, or are anticipated to be billed by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu, and their respective affiliates, for professional services rendered to us for the fiscal years ending December 31, 2017 and 2016.

	2017	2016 (c)
Audit fees (a)	$2,492,000	$2,422,000
Audit related fees (b)	42,000	—
Total fees	$2,534,000	$2,422,000
______________________________

(a)
Fees for audits of annual financial statements, reviews of quarterly financial statements, statutory audits, attest services, comfort letters, consents, and review of documents filed with the Securities and Exchange Commission. The amount disclosed does not reflect reimbursed audit fees received from third-party reinsurers in the amounts of $189,000 and $179,000 for 2017 and 2016, respectively.

(b)	Audit related fees relate primarily to professional services such as other attest services.

(c)	Total fees for 2016 have been adjusted to reflect actual expenditures for the year.

(5)(i) and (ii) Audit Committee’s pre-approval policies and procedures -
The Audit Committee of The Allstate Corporation has adopted a policy regarding its pre-approval of all audit and permissible non-audit services provided by the independent registered public accountant for itself and its consolidated subsidiaries, including Allstate Life. The policy identifies the basic principles that must be considered by the Audit Committee in approving services to ensure that the registered public accountant’s independence is not impaired, describes the type of audit, audit-related, tax and other services that may be provided, and lists the non-audit services that may not be performed. The independent registered public accountant or management will submit to the Audit Committee detailed schedules with all of the proposed services within each category, together with the estimated fees. Each specific service will require approval before the service can begin. Prior to requesting approval from the Audit Committee, the registered public accountant and management consider and conclude that the services are permissible in that they: (1) do not place the registered public accountant in the position of auditing their own work, (2) do not result in the registered public accountant’s personnel acting as management or an employee of Allstate, (3) do not place the registered public accountant in a position of being an advocate for Allstate, (4) do not create a mutual or conflicting interest between the registered public accountant and Allstate and (5) are not based on a contingent fee arrangement. The Audit Committee’s policy delegates to the chair the authority to grant approvals, but the decisions of the chair must be reported to the Audit Committee at its next regularly scheduled meeting. All services provided by Deloitte & Touche LLP in 2017 and 2016 were approved in accordance with the pre-approval policy by The Allstate Corporation and Allstate Life Audit Committees.

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

Item 15. (a) (3)

The following is a list of the exhibits filed as part of this Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3(i)	Articles of Amendment to the Articles of Incorporation of Allstate Life Insurance Company dated December 29, 1999.	10	000-31248	3.1	April 24, 2002
3(ii)	Amended and Restated By-Laws of Allstate Life Insurance Company effective March 15, 2007.	8-K	000-31248	3(ii)	March 20, 2007
4	See Exhibits 3 (i) and 3 (ii).
10.1	Credit Agreement dated April 27, 2012 among The Allstate Corporation, Allstate Insurance Company and Allstate Life Insurance Company, as Borrowers; the Lenders party thereto, Wells Fargo Bank, National Association, as Syndication Agent; Citibank, N.A. and Bank of America, N.A., as Documentation Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent.	10-Q	1-11840	10.6	May 2, 2012
10.2	Amendment No. 1 to Credit Agreement dated as of April 27, 2014	8-K	1-11840	10.1	April 29, 2014
10.3	Intercompany Loan Agreement among The Allstate Corporation, Allstate Life Insurance Company, and other certain subsidiaries of The Allstate Corporation effective February 1, 1996.	10-K	000-31248	10.24	March 13, 2007
10.4	Amended and Restated Intercompany Liquidity Agreement between Allstate Insurance Company, Allstate Life Insurance Company and The Allstate Corporation effective as of May 8, 2008.	10-Q	000-31248	10.2	May 14, 2008
10.5	Revolving Loan Credit Agreement, effective December 20, 2010 between American Heritage Life Insurance Company and Road Bay Investments, LLC.	8-K	000-31248	10.1	December 27, 2010

10.6	Pledge and Security Agreement, dated as of December 20, 2010, between Road Bay Investments, LLC and American Heritage Life Insurance Company securing obligations under the Revolving Loan Credit Agreement.	8-K	000-31248	10.2	December 27, 2010
10.7	Capital Support Agreement between Allstate Life Insurance Company and Allstate Insurance Company effective December 14, 2007.	8-K	000-31248	10.1	February 7, 2008
10.8	Form of Amended and Restated Service and Expense Agreement among Allstate Insurance Company, The Allstate Corporation and certain affiliates effective January 1, 2004.	10-K	000-31248	10.1	March 17, 2008
10.9	Form of Amendment No. 1 effective January 1, 2009 to Amended and Restated Service and Expense Agreement among Allstate Insurance Company, The Allstate Corporation and certain affiliates dated as of January 1, 2009.	8-K	000-31248	10.1	February 17, 2010
10.10	Letter Agreement among Allstate Insurance Company, The Allstate Corporation and certain affiliates, including Allstate Life Insurance Company, effective December 1, 2007.	8-K	000-31248	10.1	May 23, 2008
10.11	Addendum among Allstate Insurance Company and certain affiliates dated August 17, 2011 to Amended and Restated Service and Expense Agreement among Allstate Insurance Company, The Allstate Corporation and certain affiliates effective as of January 1, 2004, as amended by amendment No. 1 effective as of January 1, 2009.	10-K	000-31248	10.20	March 8, 2012
10.12	New York Insurer Supplement to Amended and Restated Service and Expense Agreement among Allstate Insurance Company, The Allstate Corporation, Allstate Life Insurance Company of New York and Intramerica Life Insurance Company, effective March 5, 2005.	10-Q	000-31248	10.2	August 8, 2005
10.13	Limited Servicing Agreement among Allstate Life Insurance Company, Allstate Distributors, L.L.C. and Allstate Financial Services, LLC effective October 1, 2002.	10-K	000-31248	10.40	March 17, 2008
10.14	Form of Investment Management Agreement among Allstate Investment Management Company, The Allstate Corporation and certain affiliates effective February 1, 2012.	8-K	000-31248	10.1	February 7, 2012
10.15	Form of Investment Management Agreement among Allstate Investments, LLC, Allstate Insurance Company, The Allstate Corporation and certain affiliates effective January 1, 2007.	10-K	000-31248	10.12	March 17, 2008
10.16	Investment Advisory Agreement and Amendment to Service Agreement as of January 1, 2002 between Allstate Insurance Company, Allstate Investments, LLC and Allstate Life Insurance Company of New York.	10	000-31248	10.31	April 24, 2002
10.17	Investment Management Agreement between Allstate Investments, LLC and ALIC Reinsurance Company, effective July 1, 2005.	10-Q	000-31248	10.1	November 7, 2005
10.18	Investment Management Agreement between Allstate Investments, LLC and ALIC Reinsurance Company effective as of March 31, 2008.	8-K	000-31248	10.1	December 23, 2008
10.19	Assignment & Delegation of Administrative Services Agreements, Underwriting Agreements, and Selling Agreements entered into as of September 1, 2011 between ALFS, Inc., Allstate Life Insurance Company, Allstate Life Insurance Company of New York, Allstate Distributors, L.L.C., Intramerica Life Insurance Company, and Allstate Financial Services, LLC.	8-K	000-31248	10.1	September 1, 2011
10.20	Selling Agreement by and among Allstate Life Insurance Company, Allstate Distributors, L.L.C. (ALFS, Inc., f/k/a Allstate Life Financial Services, Inc., merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC (f/k/a LSA Securities, Inc.) effective July 26, 1999.	10-K	000-31248	10.6	March 26, 2004

10.21	Amendment effective August 1, 1999 to Selling Agreement between Allstate Life Insurance Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective July 26, 1999.	10-Q	000-31248	10.1	November 10, 2004
10.22	Amendment effective September 28, 2001 to Selling Agreement between Allstate Life Insurance Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective July 26, 1999.	10-Q	000-31248	10.2	November 10, 2004
10.23	Amendment effective February 15, 2002 to Selling Agreement between Allstate Life Insurance Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective July 26, 1999.	10-Q	000-31248	10.3	November 10, 2004
10.24	Amendment effective April 21, 2003 to Selling Agreement between Allstate Life Insurance Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective July 26, 1999.	10-Q	000-31248	10.4	November 10, 2004
10.25	Selling Agreement and Addenda to Agreement between Allstate Life Insurance Company as successor in interest to Glenbrook Life and Annuity Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective May 17, 2001, December 31, 2001 and November 18, 2002, respectively.	10-K	000-31248	10.39	March 17, 2008
10.26	Selling Agreement by and among Allstate Life Insurance Company of New York, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective May 1, 2005.	10-K	000-31248	10.7	March 26, 2004
10.27	Selling Agreement by and between Lincoln Benefit Life Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective August 2, 1999.	10-K	000-31248	10.8	March 26, 2004
10.28	Marketing Coordination and Administrative Services Agreement among Allstate Insurance Company, Allstate Life Insurance Company and Allstate Financial Services, LLC effective January 1, 2003.	10-K	000-31248	10.9	March 26, 2004
10.29	First Amendment to Marketing Coordination and Administrative Services Agreement by and among Allstate Life Insurance Company, Allstate Financial Services, LLC and Allstate Insurance Company effective January 1, 2006.	10-Q	000-31248	10.1	August 8, 2006
10.30	Marketing Agreement by and among Allstate Life Insurance Company as successor in interest to Glenbrook Life and Annuity Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective June 10, 2003.	10-K	000-31248	10.41	March 17, 2008
10.31	Reinsurance and Administrative Services Agreement by and between American Heritage Life Insurance Company and Columbia Universal Life Insurance Company effective February 1, 1998.	8-K	000-31248	10.3	January 30, 2008
10.32	Novation and Assignment Agreement by and among Allstate Life Insurance Company, American Heritage Life Insurance Company and Columbia Universal Life Insurance Company effective June 30, 2004.	8-K	000-31248	10.2	January 30, 2008
10.33	Amendment to Reinsurance Agreement effective December 1, 2007, by and between American Heritage Life Insurance Company and Allstate Life Insurance Company.	8-K	000-31248	10.1	January 30, 2008
10.34	Reinsurance Agreement between Allstate Life Insurance Company and American Heritage Life Insurance Company effective December 31, 2004.	8-K	000-31248	10.2	January 9, 2008

10.35	Amendment No. 1 dated as of January 1, 2008 to Reinsurance Agreement between Allstate Life Insurance Company and American Heritage Life Insurance Company effective December 31, 2004.	8-K	000-31248	10.1	January 9, 2008
10.36	Amendment No. 2 dated and effective as of April 1, 2011 to Reinsurance Agreement between Allstate Life Insurance Company and American Heritage Life Insurance Company effective December 31, 2004.	10-Q	000-31248	10.4	August 5, 2011
10.37	Retrocessional Reinsurance Agreement between Allstate Life Insurance Company and American Heritage Life Insurance Company effective December 31, 2004.	10-K	000-31248	10.23	March 16, 2005
10.38	Reinsurance Agreement effective October 1, 2008 between American Heritage Life Insurance Company and Allstate Life Insurance Company.	8-K	000-31248	10.1	October 28, 2008
10.39	Reinsurance Agreement effective July 1, 2010 between Allstate Life Insurance Company and American Heritage Life Insurance Company.	8-K	000-31248	10.1	July 15, 2010
10.40	Amendment No. 1 dated and effective as of July 18, 2011 to Reinsurance Agreement effective July 1, 2010 between Allstate Life Insurance Company and American Heritage Life Insurance Company.	10-Q	000-31248	10.3	August 5, 2011
10.41	Reinsurance Agreement effective September 30, 2012 between Lincoln Benefit Life Company and Lincoln Benefit Reinsurance Company.	8-K	000-31248	10.1	October 3, 2012
10.42	Form of Tax Sharing Agreement by and among The Allstate Corporation and certain affiliates dated as of November 12, 1996.	10-K	000-31248	10.24	March 17, 2008
10.43	Agreement for the Settlement of State and Local Tax Credits among Allstate Insurance Company and certain of its affiliates, including Allstate Life Insurance Company effective January 1, 2007.	8-K	000-31248	10.1	February 21, 2008
10.44	Stock Purchase Agreement, dated July 17, 2013, among the Registrant, Resolution Life Holdings, Inc., and Resolution Life L.P.	8-K	1-11840	10.1	July 22, 2013
10.45	Amended and Restated Reinsurance Agreement, dated April 1, 2014, between the Registrant and Lincoln Benefit Life Company	8-K	1-11840	10.1	April 7, 2014
10.46	Reinsurance Agreement between the Registrant and Allstate Assurance Company effective April 1, 2015	10-Q	000-31248	10.1	May 7, 2015
10.47	Surplus Note between the Registrant and Allstate Assurance Company dated December 2, 2016	8-K	000-31248	10.1	December 7, 2016
10.48	Reinsurance Agreement between the Registrant and Allstate Assurance Company dated January 19, 2017	8-K	000-31248	10.1	January 25, 2017
23	Consent of Independent Registered Public Accounting Firm					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
99	The Allstate Corporation Policy Regarding Pre-Approval of Independent Registered Public Accountant’s Services effective February 23, 2009.	10-K	000-31248	99	March 19, 2009
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

Item 15. (b)

The exhibits are listed in Item 15. (a)(3) above.

Item 15. (c)

The financial statement schedules are listed in Item 15. (a)(2) above.
Item 16.
None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ALLSTATE LIFE INSURANCE COMPANY
(Registrant)

/s/ Eric K. Ferren
By: Eric K. Ferren
Senior Vice President and Controller (Principal Accounting Officer)
March 5, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven E. Shebik	Chief Executive Officer and a Director (Principal Executive Officer)	March 5, 2018
Steven E. Shebik

/s/ Mario Imbarrato	Vice President, Chief Financial Officer and a Director (Principal Financial Officer)	March 5, 2018
Mario Imbarrato

/s/ Thomas J. Wilson	Chairman of the Board and a Director	March 5, 2018
Thomas J. Wilson

/s/ Brian R. Bohaty	Director	March 5, 2018
Brian R. Bohaty

/s/ John E. Dugenske	Director	March 5, 2018
John E. Dugenske

/s/ Angela K. Fontana	Director	March 5, 2018
Angela K. Fontana

/s/ Mary Jane Fortin	Director	March 5, 2018
Mary Jane Fortin

/s/ Katherine A. Mabe	Director	March 5, 2018
Katherine A. Mabe

/s/ Julie Parsons	Director	March 5, 2018
Julie Parsons

/s/ Samuel H. Pilch	Director	March 5, 2018
Samuel H. Pilch

/s/ P. John Rugel	Director	March 5, 2018
P. John Rugel

/s/ Brian P. Stricker	Director	March 5, 2018
Brian P. Stricker

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE I - SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2017

($ in millions)	Cost/ amortized cost	Fair value	Amount at which shown in the Balance Sheet
Type of investment
Fixed maturities:
Bonds:
United States government, government agencies and authorities	$768	$804	$804
States, municipalities and political subdivisions	2,001	2,273	2,273
Foreign governments	279	299	299
Public utilities	3,456	3,780	3,780
All other corporate bonds	14,806	15,356	15,356
Asset-backed securities	383	385	385
Residential mortgage-backed securities	205	253	253
Commercial mortgage-backed securities	93	97	97
Redeemable preferred stocks	13	14	14
Total fixed maturities	22,004	$23,261	23,261

Equity securities:
Common stocks:
Public utilities	27	$31	31
Banks, trusts and insurance companies	165	215	215
Industrial, miscellaneous and all other	1,087	1,341	1,341
Nonredeemable preferred stocks	27	27	27
Total equity securities	1,306	$1,614	1,614

Mortgage loans on real estate	3,876	$4,052	3,876
Real estate (none acquired in satisfaction of debt)	157		157
Policy loans	561		561
Derivative instruments	115	$115	115
Limited partnership interests	3,147		3,147
Other long-term investments	982		982
Short-term investments	725	$725	725
Total investments	$32,873		$34,438

S-1

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE IV - REINSURANCE

($ in millions)	Gross amount	Ceded to other companies (1)	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2017
Life insurance in force	$114,354	$89,603	$321,331	$346,082	92.8%

Premiums and contract charges:
Life insurance	$677	$320	$925	$1,282	72.2%
Accident and health insurance	57	20	74	111	66.7%
Total premiums and contract charges	$734	$340	$999	$1,393	71.7%

Year ended December 31, 2016
Life insurance in force	$115,034	$94,041	$291,256	$312,249	93.3%

Premiums and contract charges:
Life insurance	$675	$325	$869	$1,219	71.3%
Accident and health insurance	40	22	72	90	80.0%
Total premiums and contract charges	$715	$347	$941	$1,309	71.9%

Year ended December 31, 2015
Life insurance in force	$127,978	$98,527	$296,291	$325,742	91.0%

Premiums and contract charges:
Life insurance	$689	$334	$898	$1,253	71.7%
Accident and health insurance	39	22	68	85	80.0%
Total premiums and contract charges	$728	$356	$966	$1,338	72.2%
______________________________

(1)	No reinsurance or coinsurance income was netted against premium ceded in 2017, 2016 or 2015.

S-2

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE V - VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS

($ in millions)		Additions
Description	Balance as of beginning of period	Charged to costs and expenses	Other additions	Deductions	Balance as of end of period

Year ended December 31, 2017

Allowance for estimated losses on mortgage loans	$3	$1	$—	$1	$3

Year ended December 31, 2016

Allowance for estimated losses on mortgage loans	$3	$—	$—	$—	$3

Year ended December 31, 2015

Allowance for estimated losses on mortgage loans	$8	$(4)	$—	$1	$3

S-3