Form 10-Q
period 2018-03-31
ALLSTATE LIFE INSURANCE CO
filed 2018-05-07
CIK 352736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

The registrant meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
Yes ___           No   X

As of May 7, 2018, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2018

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

($ in millions)	Three months ended March 31,
	2018	2017
	(unaudited)
Revenues
Premiums	$177	$169
Contract charges	176	179
Other revenue	8	11
Net investment income	407	404
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	—	(28)
OTTI losses reclassified to (from) other comprehensive income	(1)	4
Net OTTI losses recognized in earnings	(1)	(24)
Sales and valuation changes on equity investments and derivatives	(31)	23
Total realized capital gains and losses	(32)	(1)
	736	762
Costs and expenses
Contract benefits	370	354
Interest credited to contractholder funds	148	161
Amortization of deferred policy acquisition costs	39	41
Operating costs and expenses	68	80
Interest expense	1	1
	626	637

Gain on disposition of operations	1	2

Income from operations before income tax expense	111	127

Income tax expense	21	41

Net income	90	86

Other comprehensive (loss) income, after-tax
Change in unrealized net capital gains and losses	(175)	65
Change in unrealized foreign currency translation adjustments	4	(3)
Other comprehensive (loss) income, after-tax	(171)	62

Comprehensive (loss) income	$(81)	$148

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	March 31, 2018	December 31, 2017
Assets	(unaudited)
Investments
Fixed income securities, at fair value (amortized cost $21,645 and $22,004)	$22,401	$23,261
Mortgage loans	3,988	3,876
Equity securities, at fair value (cost $1,213 and $1,306)	1,503	1,614
Limited partnership interests	3,413	3,147
Short-term, at fair value (amortized cost $596 and $725)	596	725
Policy loans	558	561
Other	1,310	1,254
Total investments	33,769	34,438
Cash	100	145
Deferred policy acquisition costs	1,217	1,156
Reinsurance recoverables from non-affiliates	2,217	2,243
Reinsurance recoverables from affiliates	432	437
Accrued investment income	263	263
Other assets	550	501
Separate Accounts	3,292	3,422
Total assets	$41,840	$42,605
Liabilities
Contractholder funds	$18,284	$18,592
Reserve for life-contingent contract benefits	11,398	11,625
Unearned premiums	4	4
Payable to affiliates, net	44	55
Other liabilities and accrued expenses	1,017	1,076
Deferred income taxes	811	836
Notes due to related parties	140	140
Separate Accounts	3,292	3,422
Total liabilities	34,990	35,750
Commitments and Contingent Liabilities (Note 7)
Shareholder’s equity
Redeemable preferred stock - series A, $100 par value, 1,500,000 shares authorized, none issued	—	—
Redeemable preferred stock - series B, $100 par value, 1,500,000 shares authorized, none issued	—	—
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	2,024	2,024
Retained income	4,385	3,981
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	49	47
Other unrealized net capital gains and losses	551	1,186
Unrealized adjustment to DAC, DSI and insurance reserves	(178)	(398)
Total unrealized net capital gains and losses	422	835
Unrealized foreign currency translation adjustments	14	10
Total accumulated other comprehensive income (“AOCI”)	436	845
Total shareholder’s equity	6,850	6,855
Total liabilities and shareholder’s equity	$41,840	$42,605

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

($ in millions)	Three months ended March 31,
	2018	2017
	(unaudited)
Common stock	$5	$5

Additional capital paid-in
Balance, beginning of period	2,024	1,990
Gain on reinsurance with an affiliate	—	34
Balance, end of period	2,024	2,024

Retained income
Balance, beginning of period	3,981	3,736
Cumulative effect of change in accounting principle	314	—
Net income	90	86
Dividends	—	(300)
Balance, end of period	4,385	3,522

Accumulated other comprehensive income
Balance, beginning of period	845	678
Cumulative effect of change in accounting principle	(238)	—
Change in unrealized net capital gains and losses	(175)	65
Change in unrealized foreign currency translation adjustments	4	(3)
Balance, end of period	436	740

Total shareholder’s equity	$6,850	$6,291

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Three months ended March 31,
	2018	2017
Cash flows from operating activities	(unaudited)
Net income	$90	$86
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(16)	(18)
Realized capital gains and losses	32	1
Gain on disposition of operations	(1)	(2)
Interest credited to contractholder funds	148	161
Changes in:
Policy benefits and other insurance reserves	(178)	(143)
Deferred policy acquisition costs	15	12
Reinsurance recoverables, net	10	18
Income taxes	10	32
Other operating assets and liabilities	(83)	(18)
Net cash provided by operating activities	27	129
Cash flows from investing activities
Proceeds from sales
Fixed income securities	1,679	1,346
Equity securities	267	616
Limited partnership interests	23	87
Other investments	1	3
Investment collections
Fixed income securities	267	495
Mortgage loans	42	202
Other investments	34	31
Investment purchases
Fixed income securities	(1,594)	(1,269)
Equity securities	(167)	(624)
Limited partnership interests	(138)	(129)
Mortgage loans	(154)	(86)
Other investments	(99)	(40)
Change in short-term investments, net	64	(205)
Change in policy loans and other investments, net	(19)	(13)
Net cash provided by investing activities	206	414
Cash flows from financing activities
Contractholder fund deposits	194	204
Contractholder fund withdrawals	(472)	(468)
Dividends paid	—	(300)
Net cash used in financing activities	(278)	(564)
Net decrease in cash	(45)	(21)
Cash at beginning of period	145	138
Cash at end of period	$100	$117

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
The condensed consolidated financial statements and notes as of March 31, 2018 and for the three-month periods ended March 31, 2018 and 2017 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated.
Reinsurance transaction
Effective January 1, 2017, ALIC entered into a coinsurance reinsurance agreement with Allstate Assurance Company to assume certain term life insurance policies. The agreement covered policies issued from January 1, 2015 through December 31, 2017. In connection with the agreement, the Company recorded cash of $20 million, deferred policy acquisition costs (“DAC”) of $45 million, other assets of $11 million, reserve for life-contingent contract benefits of $24 million and deferred tax liabilities of $18 million. The $34 million gain on the transaction was recorded as an increase to additional capital paid-in since the transaction was between entities under common control.
Premiums and contract charges
The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended March 31,
	2018	2017
Premiums
Traditional life insurance	$147	$143
Accident and health insurance	30	26
Total premiums	177	169

Contract charges
Interest-sensitive life insurance	173	176
Fixed annuities	3	3
Total contract charges	176	179
Total premiums and contract charges	$353	$348
Adopted accounting standard
Recognition and Measurement of Financial Assets and Financial Liabilities
Effective January 1, 2018, the Company adopted new Financial Accounting Standards Board (“FASB”) guidance requiring equity investments, including equity securities and limited partnership interests not accounted for under the equity method of accounting or that do not result in consolidation to be measured at fair value with changes in fair value recognized in net income. The guidance clarifies that an entity should evaluate the realizability of deferred tax assets related to available-for-sale fixed income securities in combination with the entity’s other deferred tax assets. The Company’s adoption of the new FASB guidance included adoption of the relevant elements of Technical Corrections and Improvements to Financial Instruments, issued in February 2018.
Upon adoption of the new guidance on January 1, 2018, $308 million of pre-tax unrealized net capital gains for equity securities were reclassified from AOCI to retained income. The after-tax change in accounting for equity securities did not affect the Company’s total shareholder’s equity and the unrealized net capital gains reclassified to retained income will never be recognized in net income.

Upon adoption of the new guidance on January 1, 2018, the carrying value of cost method limited partnership interests increased $95 million, pre-tax, to fair value. The after-tax cumulative-effect increase in retained income of $76 million increased the Company’s shareholder’s equity but will never be recognized in net income.
Changes to significant accounting policies
Investments
Changes were made to the Company’s Significant Accounting Policies upon adoption of new FASB guidance related to the recognition and measurement of financial assets. Equity securities primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments. Equity securities are carried at fair value. The periodic change in fair value of equity securities is recognized within realized capital gains and losses on the Condensed Consolidated Statements of Operations and Comprehensive Income.
Investments in limited partnership interests include interests in private equity funds, real estate funds and other funds. Where the Company’s interest is so minor that it exercises virtually no influence over operating and financial policies, investments in limited partnership interests purchased prior to January 1, 2018 are accounted for at fair value primarily utilizing the net asset value as a practical expedient (“NAV”) to determine fair value. All other investments in limited partnership interests, including those purchased subsequent to January 1, 2018, are accounted for in accordance with the equity method of accounting (“EMA”).
Investment income from limited partnership interests carried at fair value is recognized based upon the changes in fair value primarily utilizing NAV. Income from EMA limited partnership interests is recognized based on the Company’s share of the partnerships’ earnings. Income for EMA limited partnership interests is generally recognized on a three month delay due to the availability of the related financial statements.
Tax Reform
On December 22, 2017, Public Law 115-97, known as the Tax Cuts and Jobs Act of 2017 (“Tax Legislation”) became effective, permanently reducing the U.S. corporate income tax rate from 35% to 21% beginning January 1, 2018. As a result, the corporate tax rate is not comparable between periods.
Pending accounting standards
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued guidance which revises the credit loss recognition criteria for certain financial assets measured at amortized cost, including reinsurance recoverables. The new guidance replaces the existing incurred loss recognition model with an expected loss recognition model. The objective of the expected credit loss model is for the reporting entity to recognize its estimate of expected credit losses for affected financial assets in a valuation allowance deducted from the amortized cost basis of the related financial assets that results in presenting the net carrying value of the financial assets at the amount expected to be collected. The reporting entity must consider all relevant information available when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts over the life of an asset. Financial assets may be evaluated individually or on a pooled basis when they share similar risk characteristics. The measurement of credit losses for available-for-sale debt securities measured at fair value is not affected except that credit losses recognized are limited to the amount by which fair value is below amortized cost and the carrying value adjustment is recognized through a valuation allowance and not as a direct write-down. The guidance is effective for reporting periods beginning after December 15, 2019, and for most affected instruments must be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to beginning retained income. The Company is in the process of evaluating the impact of adoption.
Accounting for Hedging Activities
In August 2017, the FASB issued amendments intended to better align hedge accounting with an organization’s risk management activities. The amendments expand hedge accounting for nonfinancial and financial risk components and revise the measurement methodologies to better align with an organization’s risk management activities. Separate presentation of hedge ineffectiveness is eliminated to provide greater transparency of the full impact of hedging by requiring presentation of the results of the hedged item and hedging instrument in a single financial statement line item. In addition, the amendments reduce complexity by simplifying the manner in which assessments of hedge effectiveness may be performed. The guidance is effective for reporting periods beginning after December 15, 2018. The presentation and disclosure guidance is effective on a prospective basis. The impact of adoption is not expected to be material to the Company’s results of operations or financial position.
Other revenue presentation
The Company revised the presentation of total revenue to include other revenue. Previously, components of other revenue were presented within operating costs and expenses and primarily represent gross dealer concessions received in connection with Allstate exclusive agencies and exclusive financial specialists sales of non-proprietary products. Other revenue is recognized when performance obligations are fulfilled. Prior periods have been reclassified to conform to current separate presentation of other revenue.
2. Supplemental Cash Flow Information
Non-cash investing activities include $7 million and $2 million related to mergers and exchanges completed with equity and fixed income securities, and modifications of certain mortgage loans for the three months ended March 31, 2018 and 2017, respectively.
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

($ in millions)	Three months ended March 31,
	2018	2017
Net change in proceeds managed
Net change in fixed income securities	$15	$(36)
Net change in short-term investments	66	11
Operating cash flow provided (used)	$81	$(25)
Net change in liabilities
Liabilities for collateral, beginning of period	$(542)	$(550)
Liabilities for collateral, end of period	(461)	(575)
Operating cash flow (used) provided	$(81)	$25
3. Investments
Fair values
The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
March 31, 2018
U.S. government and agencies	$538	$31	$(1)	$568
Municipal	2,033	234	(4)	2,263
Corporate	18,135	667	(239)	18,563
Foreign government	271	15	—	286
Asset-backed securities (“ABS”)	399	6	(5)	400
Residential mortgage-backed securities (“RMBS”)	191	49	(1)	239
Commercial mortgage-backed securities (“CMBS”)	64	5	(2)	67
Redeemable preferred stock	14	1	—	15
Total fixed income securities	$21,645	$1,008	$(252)	$22,401

December 31, 2017
U.S. government and agencies	$768	$38	$(2)	$804
Municipal	2,001	275	(3)	2,273
Corporate	18,262	960	(86)	19,136
Foreign government	279	20	—	299
ABS	383	6	(4)	385
RMBS	205	49	(1)	253
CMBS	93	6	(2)	97
Redeemable preferred stock	13	1	—	14
Total fixed income securities	$22,004	$1,355	$(98)	$23,261

Scheduled maturities
The scheduled maturities for fixed income securities are as follows as of March 31, 2018:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$1,337	$1,338
Due after one year through five years	8,596	8,781
Due after five years through ten years	7,068	7,089
Due after ten years	3,990	4,487
	20,991	21,695
ABS, RMBS and CMBS	654	706
Total	$21,645	$22,401
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.
Net investment income
Net investment income is as follows:

($ in millions)	Three months ended March 31,
	2018	2017
Fixed income securities	$251	$268
Mortgage loans	44	49
Equity securities	7	15
Limited partnership interests (1) (2)	96	65
Short-term investments	4	1
Policy loans	7	8
Other	22	19
Investment income, before expense	431	425
Investment expense	(24)	(21)
Net investment income	$407	$404
_______________

(1)
Due to the adoption of the recognition and measurement accounting standard, limited partnerships previously reported using the cost method are now reported at fair value with changes in fair value recognized in net investment income.

(2)	Includes net investment income of $58 million for EMA limited partnership interests and $38 million for limited partnership interests carried at fair value for the three months ended March 31, 2018
Realized capital gains and losses
Realized capital gains and losses by asset type are as follows:

($ in millions)	Three months ended March 31,
	2018	2017
Fixed income securities	$(6)	$(7)
Equity securities	(26)	—
Limited partnership interests	3	13
Derivatives	(3)	(5)
Other	—	(2)
Realized capital gains and losses	$(32)	$(1)

Realized capital gains and losses by transaction type are as follows:

($ in millions)	Three months ended March 31,
	2018	2017
Impairment write-downs (1)	$(1)	$(21)
Change in intent write-downs (1)	—	(3)
Net OTTI losses recognized in earnings	(1)	(24)
Sales (1)	(5)	28
Valuation of equity investments (1)	(23)	—
Valuation and settlements of derivative instruments	(3)	(5)
Realized capital gains and losses	$(32)	$(1)
_______________

(1)
Due to the adoption of the recognition and measurement accounting standard, equity securities are reported at fair value with changes in fair value recognized in valuation of equity investments and are no longer included in impairment write-downs, change in intent write-downs and sales.

Gross gains of $7 million and gross losses of $12 million were realized on sales of fixed income securities during the three months ended March 31, 2018. Gross gains of $33 million and gross losses of $21 million were realized on sales of fixed income and equity securities during the three months ended March 31, 2017.
Valuation changes included in net income for investments still held as of March 31, 2018 are as follows:

($ in millions)	Three months ended March 31,
2018
Equity securities	$(9)
Limited partnership interests carried at fair value	38
Total valuation changes	$29
OTTI losses by asset type are as follows:

($ in millions)	Three months ended March 31, 2018			Three months ended March 31, 2017
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Corporate	$—	$—	$—	$(7)	$3	$(4)
RMBS	—	—	—	—	(2)	(2)
CMBS	—	(1)	(1)	(6)	3	(3)
Total fixed income securities	—	(1)	(1)	(13)	4	(9)
Equity securities (1)	—	—	—	(10)	—	(10)
Limited partnership interests (1)	—	—	—	(3)	—	(3)
Other	—	—	—	(2)	—	(2)
OTTI losses	$—	$(1)	$(1)	$(28)	$4	$(24)
_______________

(1)
Due to the adoption of the recognition and measurement accounting standard, equity securities and limited partnerships previously reported using the cost method are now reported at fair value with changes in fair value recognized in net income and are no longer included in the table above.

The total amount of OTTI losses included in AOCI at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table. The amounts exclude $111 million and $113 million as of March 31, 2018 and December 31, 2017, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	March 31, 2018	December 31, 2017
Municipal	$(4)	$(4)
ABS	(6)	(8)
RMBS	(36)	(37)
CMBS	(4)	(4)
Total	$(50)	$(53)

Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

($ in millions)	Three months ended March 31,
	2018	2017
Beginning balance	$(138)	$(176)
Additional credit loss for securities previously other-than-temporarily impaired	(1)	(4)
Additional credit loss for securities not previously other-than-temporarily impaired	—	(5)
Reduction in credit loss for securities disposed or collected	11	18
Ending balance	$(128)	$(167)
The Company uses its best estimate of future cash flows expected to be collected from the fixed income security, discounted at the security’s original or current effective rate, as appropriate, to calculate a recovery value and determine whether a credit loss exists. The determination of cash flow estimates is inherently subjective and methodologies may vary depending on facts and circumstances specific to the security. All reasonably available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable assumptions and forecasts, are considered when developing the estimate of cash flows expected to be collected. That information generally includes, but is not limited to, the remaining payment terms of the security, prepayment speeds, foreign exchange rates, the financial condition and future earnings potential of the issue or issuer, expected defaults, expected recoveries, the value of underlying collateral, vintage, geographic concentration of underlying collateral, available reserves or escrows, current subordination levels, third party guarantees and other credit enhancements. Other information, such as industry analyst reports and forecasts, sector credit ratings, financial condition of the bond insurer for insured fixed income securities, and other market data relevant to the realizability of contractual cash flows, may also be considered. The estimated fair value of collateral will be used to estimate recovery value if the Company determines that the security is dependent on the liquidation of collateral for ultimate settlement. If the estimated recovery value is less than the amortized cost of the security, a credit loss exists and an OTTI for the difference between the estimated recovery value and amortized cost is recorded in earnings. The portion of the unrealized loss related to factors other than credit remains classified in AOCI. If the Company determines that the fixed income security does not have sufficient cash flow or other information to estimate a recovery value for the security, the Company may conclude that the entire decline in fair value is deemed to be credit related and the loss is recorded in earnings.
Unrealized net capital gains and losses
Unrealized net capital gains and losses included in AOCI are as follows:

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
March 31, 2018		Gains	Losses
Fixed income securities	$22,401	$1,008	$(252)	$756
Short-term investments	596	—	—	—
Derivative instruments (1)	2	2	—	2
EMA limited partnerships (2)				1
Unrealized net capital gains and losses, pre-tax				759
Amounts recognized for:
Insurance reserves (3)				(119)
DAC and DSI (4)				(106)
Amounts recognized				(225)
Deferred income taxes				(112)
Unrealized net capital gains and losses, after-tax				$422
_______________

(1)	Included in the fair value of derivative instruments is $2 million classified as liabilities.

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

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
December 31, 2017		Gains	Losses
Fixed income securities	$23,261	$1,355	$(98)	$1,257
Equity securities	1,614	311	(3)	308
Short-term investments	725	—	—	—
Derivative instruments (1)	2	2	—	2
EMA limited partnerships				1
Unrealized net capital gains and losses, pre-tax				1,568
Amounts recognized for:
Insurance reserves				(315)
DAC and DSI				(189)
Amounts recognized				(504)
Deferred income taxes				(229)
Unrealized net capital gains and losses, after-tax				$835
_______________

(1)	Included in the fair value of derivative instruments is $2 million classified as liabilities.
Change in unrealized net capital gains and losses
The change in unrealized net capital gains and losses for the three months ended March 31, 2018 is as follows:

($ in millions)
Fixed income securities	$(501)
Equity securities (1)	—
Total	(501)
Amounts recognized for:
Insurance reserves	196
DAC and DSI	83
Amounts recognized	279
Deferred income taxes	47
Decrease in unrealized net capital gains and losses, after-tax	$(175)
_______________

(1) Upon adoption of the recognition and measurement accounting standard on January 1, 2018, $308 million of pre-tax unrealized net capital gains for equity securities were reclassified from AOCI to retained income.  See Note 1 of the condensed consolidated financial statements.
Portfolio monitoring
The Company has a comprehensive portfolio monitoring process to identify and evaluate each fixed income security whose carrying value may be other-than-temporarily impaired.
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
For fixed income securities managed by third parties, either the Company has contractually retained its decision making authority as it pertains to selling securities that are in an unrealized loss position or it recognizes any unrealized loss at the end of the period through a charge to earnings.
The Company’s portfolio monitoring process includes a quarterly review of all securities to identify instances where the fair value of a security compared to its amortized cost is below established thresholds. The process also includes the monitoring of other impairment indicators such as ratings, ratings downgrades and payment defaults. The securities identified, in addition to other securities for which the Company may have a concern, are evaluated for potential OTTI using all reasonably available information relevant to the collectability or recovery of the security. Inherent in the Company’s evaluation of OTTI for these securities are assumptions and estimates about the financial condition and future earnings potential of the issue or issuer. Some of the factors that may be considered in evaluating whether a decline in fair value is other than temporary are: 1) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry specific market conditions and trends, geographic location and implications of rating agency actions and offering prices; 2) the specific reasons that a security is in an unrealized loss position, including overall market conditions which could affect liquidity; and 3) the length of time and extent to which the fair value has been less than amortized cost.
The following table summarizes the gross unrealized losses and fair value of securities by the length of time that individual securities have been in a continuous unrealized loss position.

($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses

March 31, 2018
Fixed income securities
U.S. government and agencies	9	$104	$(1)	1	$5	$—	$(1)
Municipal	55	119	(2)	1	11	(2)	(4)
Corporate	1,082	6,649	(153)	139	1,250	(86)	(239)
Foreign government	2	16	—	—	—	—	—
ABS	48	215	(2)	6	10	(3)	(5)
RMBS	86	4	—	56	16	(1)	(1)
CMBS	—	—	—	6	24	(2)	(2)
Total fixed income securities	1,282	7,107	(158)	209	1,316	(94)	(252)
Investment grade fixed income securities	960	$6,028	$(123)	177	$1,211	$(79)	$(202)
Below investment grade fixed income securities	322	1,079	(35)	32	105	(15)	(50)
Total fixed income securities	1,282	$7,107	$(158)	209	$1,316	$(94)	$(252)

December 31, 2017
Fixed income securities
U.S. government and agencies	17	$443	$(2)	2	$25	$—	$(2)
Municipal	4	14	—	1	11	(3)	(3)
Corporate	456	2,899	(28)	144	1,324	(58)	(86)
ABS	33	170	(1)	8	24	(3)	(4)
RMBS	70	3	—	56	18	(1)	(1)
CMBS	2	1	—	6	23	(2)	(2)
Redeemable preferred stock	1	—	—	—	—	—	—
Total fixed income securities	583	3,530	(31)	217	1,425	(67)	(98)
Equity securities	87	66	(3)	1	—	—	(3)
Total fixed income and equity securities	670	$3,596	$(34)	218	$1,425	$(67)	$(101)
Investment grade fixed income securities	472	$3,192	$(22)	181	$1,320	$(52)	$(74)
Below investment grade fixed income securities	111	338	(9)	36	105	(15)	(24)
Total fixed income securities	583	$3,530	$(31)	217	$1,425	$(67)	$(98)
As of March 31, 2018, $233 million of the $252 million unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $233 million, $190 million are related to unrealized losses on investment grade fixed income securities. Of the remaining $43 million, $32 million have been in an unrealized loss position for less than 12 months. Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P Global Ratings (“S&P”), a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Unrealized losses on investment grade securities are principally related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase.
As of March 31, 2018, the remaining $19 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost. Investment grade fixed income securities comprising $12 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations. Of the $19 million, $7 million are related to below investment grade fixed income securities. Of these amounts, $3 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of March 31, 2018.
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
As of March 31, 2018, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.
Limited partnerships
Investments in limited partnership interests include interests in private equity funds, real estate funds and other funds. As of March 31, 2018 and December 31, 2017, the carrying value of EMA limited partnerships totaled $2.66 billion and $2.54 billion, respectively, and limited partnerships carried at fair value as of March 31, 2018, while at cost method as of December 31, 2017, totaled $751 million and $611 million, respectively.
Mortgage loans
Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators. Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest. Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate. Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value. Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell or present value of the loan’s expected future repayment cash flows. Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery. The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan. It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of March 31, 2018.
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
The following table reflects the carrying value of non-impaired mortgage loans summarized by debt service coverage ratio distribution.

($ in millions)	March 31, 2018			December 31, 2017
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$27	$—	$27	$3	$—	$3
1.0 - 1.25	323	—	323	326	—	326
1.26 - 1.50	1,058	15	1,073	1,033	15	1,048
Above 1.50	2,519	42	2,561	2,482	13	2,495
Total non-impaired mortgage loans	$3,927	$57	$3,984	$3,844	$28	$3,872
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

The net carrying value of impaired mortgage loans is as follows:

($ in millions)	March 31, 2018	December 31, 2017
Impaired mortgage loans with a valuation allowance	$4	$4
Impaired mortgage loans without a valuation allowance	—	—
Total impaired mortgage loans	$4	$4
Valuation allowance on impaired mortgage loans	$3	$3
The valuation allowance on impaired mortgage loans had no activity for the three months ended March 31, 2018 and 2017. The average balance of impaired loans was $4 million and $5 million for the three months ended March 31, 2018 and 2017, respectively.
Payments on all mortgage loans were current as of March 31, 2018 and December 31, 2017.
Short-term investments
Short-term investments, including commercial paper, U.S. Treasury bills, money market funds and other short-term investments, are carried at fair value. As of March 31, 2018 and December 31, 2017, the fair value of short-term investments totaled $596 million and $725 million, respectively.
Policy loans
Policy loans are carried at unpaid principal balances. As of March 31, 2018 and December 31, 2017, the carrying value of policy loans totaled $558 million and $561 million, respectively.
Other investments
Other investments primarily consist of agent loans, bank loans, real estate and derivatives. Agent loans are loans issued to exclusive Allstate agents and are carried at unpaid principal balances, net of valuation allowances and unamortized deferred fees or costs. Bank loans are primarily senior secured corporate loans and are carried at amortized cost. Real estate is carried at cost less accumulated depreciation. Derivatives are carried at fair value. The following table summarizes other investments.

($ in millions)	March 31, 2018	December 31, 2017
Agent loans	$562	$538
Bank loans	450	437
Real estate	207	157
Derivatives and other	91	122
Total	$1,310	$1,254

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
Certain assets are not carried at fair value on a recurring basis, including investments such as mortgage loans, bank loans, agent loans and policy loans. Accordingly, such investments are only included in the fair value hierarchy disclosure when the investment is subject to remeasurement at fair value after initial recognition and the resulting remeasurement is reflected in the condensed consolidated financial statements.
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

•
Separate account assets: Comprise actively traded mutual funds that have daily quoted net asset values that are readily determinable for identical assets that the Company can access. Net asset values for the actively traded mutual funds in which the separate account assets are invested are obtained daily from the fund managers.

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
ABS - CDO, ABS - consumer and other: Valued based on non-binding broker quotes received from brokers who are familiar with the investments and where the inputs have not been corroborated to be market observable.

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

Assets and liabilities measured at fair value on a non-recurring basis
Mortgage loans written-down to fair value in connection with recognizing impairments are valued based on the fair value of the underlying collateral less costs to sell. EMA limited partnership interests written-down to fair value in connection with recognizing OTTI losses are generally valued using net asset values.
Investments excluded from the fair value hierarchy
Limited partnerships carried at fair value, which do not have readily determinable fair values, use NAV provided by the investees and are excluded from the fair value hierarchy. These investments are generally not redeemable by the investees and generally cannot be sold without approval of the general partner. We receive distributions of income and from liquidation of the underlying assets of the investees over the life of these investments, typically 10-12 years. As of March 31, 2018, the Company has commitments to invest $385 million in limited partnership interests valued using NAV.

The following table summarizes the Company’s assets and liabilities measured at fair value as of March 31, 2018.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of March 31, 2018
Assets
Fixed income securities:
U.S. government and agencies	$258	$310	$—		$568
Municipal	—	2,207	56		2,263
Corporate - public	—	12,766	47		12,813
Corporate - privately placed	—	5,535	215		5,750
Foreign government	—	286	—		286
ABS - CDO	—	36	10		46
ABS - consumer and other	—	313	41		354
RMBS	—	239	—		239
CMBS	—	67	—		67
Redeemable preferred stock	—	15	—		15
Total fixed income securities	258	21,774	369		22,401
Equity securities	1,389	15	99		1,503
Short-term investments	69	527	—		596
Other investments: Free-standing derivatives	—	87	1	$(4)	84
Separate account assets	3,292	—	—		3,292
Total recurring assets at fair value	$5,008	$22,403	$469	$(4)	$27,876
% of total assets at fair value	18.0%	80.3%	1.7%	—%	100%

Investments reported at NAV					751
Total					$28,627

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(260)		$(260)
Other liabilities: Free-standing derivatives	—	(43)	—	$5	(38)
Total liabilities at fair value	$—	$(43)	$(260)	$5	$(298)
% of total liabilities at fair value	—%	14.4%	87.3%	(1.7)%	100%

The following table summarizes the Company’s assets and liabilities measured at fair value as of December 31, 2017.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2017
Assets
Fixed income securities:
U.S. government and agencies	$488	$316	$—		$804
Municipal	—	2,216	57		2,273
Corporate - public	—	13,168	49		13,217
Corporate - privately placed	—	5,699	220		5,919
Foreign government	—	299	—		299
ABS - CDO	—	38	10		48
ABS - consumer and other	—	297	40		337
RMBS	—	253	—		253
CMBS	—	97	—		97
Redeemable preferred stock	—	14	—		14
Total fixed income securities	488	22,397	376		23,261
Equity securities	1,508	16	90		1,614
Short-term investments	110	615	—		725
Other investments: Free-standing derivatives	—	117	1	$(3)	115
Separate account assets	3,422	—	—		3,422
Total recurring assets at fair value	$5,528	$23,145	$467	$(3)	$29,137
% of total assets at fair value	19.0%	79.4%	1.6%	—%	100%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(284)		$(284)
Other liabilities: Free-standing derivatives	—	(62)	—	$1	(61)
Total liabilities at fair value	$—	$(62)	$(284)	$1	$(345)
% of total liabilities at fair value	—%	18.0%	82.3%	(0.3)%	100%

The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
March 31, 2018
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(230)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.74%
December 31, 2017
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(250)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.74%
The embedded derivatives are equity-indexed and forward starting options in certain life and annuity products that provide customers with interest crediting rates based on the performance of the S&P 500. If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.
As of March 31, 2018 and December 31, 2017, Level 3 fair value measurements of fixed income securities total $369 million and $376 million, respectively, and include $235 million and $237 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable. The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above. However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended March 31, 2018.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2017	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$57	$—	$(1)	$—	$—
Corporate - public	49	—	(1)	3	—
Corporate - privately placed	220	—	(2)	—	(13)
ABS - CDO	10	—	—	—	—
ABS - consumer and other	40	—	—	3	—
Total fixed income securities	376	—	(4)	6	(13)
Equity securities	90	1	—	—	—
Free-standing derivatives, net	1	—	—	—	—
Total recurring Level 3 assets	$467	$1	$(4)	$6	$(13)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(284)	$23	$—	$—	$—
Total recurring Level 3 liabilities	$(284)	$23	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of March 31, 2018
Assets
Fixed income securities:
Municipal	$—	$—	$—	$—	$56
Corporate - public	—	(1)	—	(3)	47
Corporate - privately placed	11	—	—	(1)	215
ABS - CDO	—	—	—	—	10
ABS - consumer and other	3	(4)	—	(1)	41
Total fixed income securities	14	(5)	—	(5)	369
Equity securities	8	—	—	—	99
Free-standing derivatives, net	—	—	—	—	1	(2)
Total recurring Level 3 assets	$22	$(5)	$—	$(5)	$469

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(1)	$2	$(260)
Total recurring Level 3 liabilities	$—	$—	$(1)	$2	$(260)
 ____________

(1)
The effect to net income totals $24 million and is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows: $1 million in realized capital gains and losses, $19 million in interest credited to contractholder funds and $4 million in contract benefits.

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
__________

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
There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2018 or 2017.
Transfers into Level 3 during the three months ended March 31, 2018 and 2017 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3. Transfers out of Level 3 during the three months ended March 31, 2018 and 2017 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.
The following table provides valuation changes included in net income for Level 3 assets and liabilities held as of March 31.

($ in millions)	Three months ended March 31,
	2018	2017
Assets
Equity securities	$1	$5
Free-standing derivatives, net	—	1
Other assets	—	(1)
Total recurring Level 3 assets	$1	$5

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$23	$3
Total recurring Level 3 liabilities	$23	$3
The amounts in the table above represent gains and losses related to valuation changes included in net income for the period of time that the asset or liability was held and determined to be in Level 3. These gains and losses total $24 million for the three months ended March 31, 2018 and are reported as follows: $1 million in realized capital gains and losses, $19 million in interest credited to contractholder funds and $4 million in contract benefits. These gains and losses total $8 million for the three months ended March 31, 2017 and are reported as follows: $1 million in realized capital gains and losses, $5 million in net investment income, $(5) million in interest credited to contractholder funds and $7 million in contract benefits.
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.
Financial assets

($ in millions)	March 31, 2018		December 31, 2017
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$3,988	$4,081	$3,876	$4,052
Bank loans	450	451	437	437
Agent loans	562	553	538	536
The fair value measurements for mortgage loans, bank loans and agent loans are categorized as Level 3.
Financial liabilities

($ in millions)	March 31, 2018		December 31, 2017
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$10,053	$10,562	$10,331	$11,036
Liability for collateral	461	461	542	542
Notes due to related parties	140	139	140	141
The fair value measurement is Level 3 for contractholder funds on investment contracts and notes due to related parties and Level 2 for liability for collateral.
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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of March 31, 2018.

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	$16	n/a	$—	$—	$—
Equity and index contracts
Options	Other investments	—	4,136	84	84	—
Financial futures contracts	Other assets	—	84	—	—	—
Foreign currency contracts
Foreign currency forwards	Other investments	11	n/a	—	—	—
Credit default contracts
Credit default swaps – buying protection	Other investments	2	n/a	—	—	—
Credit default swaps – selling protection	Other investments	80	n/a	—	—	—
Other contracts
Other contracts	Other assets	3	n/a	—	—	—
Total asset derivatives		$112	4,220	$84	$84	$—

Liability derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$19	n/a	$2	$2	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other liabilities & accrued expenses	26	n/a	1	1	—
Equity and index contracts
Options	Other liabilities & accrued expenses	—	4,135	(34)	—	(34)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	148	n/a	(7)	—	(7)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	215	n/a	(20)	—	(20)
Guaranteed withdrawal benefits	Contractholder funds	266	n/a	(10)	—	(10)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,722	n/a	(230)	—	(230)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	59	n/a	(1)	1	(2)
Subtotal		2,436	4,135	(301)	2	(303)
Total liability derivatives		2,455	4,135	(299)	$4	$(303)
Total derivatives		$2,567	8,355	$(215)
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

($ in millions)		Offsets
	Gross amount	Counter- party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
March 31, 2018
Asset derivatives	$4	$(4)	$—	$—	$—	$—
Liability derivatives	(9)	4	1	(4)	2	(2)

December 31, 2017
Asset derivatives	$4	$(3)	$—	$1	$—	$1
Liability derivatives	(10)	3	(2)	(9)	3	(6)

The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships. Amortization of net gains from AOCI related to cash flow hedges is expected to be a gain of $2 million during the next twelve months. There was no hedge ineffectiveness reported in realized gains and losses for the three months ended March 31, 2018 or 2017.

($ in millions)	Three months ended March 31,
	2018	2017
Loss recognized in OCI on derivatives during the period	$—	$(2)
Gain recognized in OCI on derivatives during the term of the hedging relationship	2	3
The following tables present gains and losses from valuation and settlements reported on derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations and Comprehensive Income. For the three months ended March 31, 2018 and 2017, the Company had no derivatives used in fair value hedging relationships.

($ in millions)	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Three months ended March 31, 2018
Equity and index contracts	$—	$—	$(4)	$(4)
Embedded derivative financial instruments	—	4	20	24
Foreign currency contracts	(3)	—	—	(3)
Total	$(3)	$4	$16	$17

Three months ended March 31, 2017
Equity and index contracts	$(2)	$—	$13	$11
Embedded derivative financial instruments	—	7	(4)	3
Foreign currency contracts	(4)	—	—	(4)
Credit default contracts	1	—	—	1
Total	$(5)	$7	$9	$11
The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate. The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of March 31, 2018, counterparties pledged $4 million in cash to the Company, and the Company pledged $7 million in cash and securities to counterparties which includes $4 million of collateral posted under MNAs for contracts containing credit-risk-contingent provisions that are in a liability position and $3 million of collateral posted under MNAs for contracts without credit-risk-contingent features. The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.
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
The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to the Company’s OTC derivatives.

($ in millions)	March 31, 2018				December 31, 2017
Rating (1)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	2	$54	$4	$—	2	$59	$3	$—
__________

(1)	Rating is the lower of S&P or Moody’s ratings.

(2)	Only OTC derivatives with a net positive fair value are included for each counterparty.
For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts. As of March 31, 2018, the Company pledged $3 million in the form of margin deposits.

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

($ in millions)	March 31, 2018	December 31, 2017
Gross liability fair value of contracts containing credit-risk-contingent features	$12	$12
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(8)	(5)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	(4)	(3)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$—	$4
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
The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
March 31, 2018
Index
Corporate debt	$1	$19	$47	$13	$80	$—

December 31, 2017
Single name
Corporate debt	$—	$—	$—	$1	$1	$—
Index
Corporate debt	1	19	45	15	80	1
Total	$1	$19	$45	$16	$81	$1
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
6. Reinsurance
The effects of reinsurance on premiums and contract charges are as follows:

($ in millions)	Three months ended March 31,
	2018	2017
Direct	$185	$180
Assumed
Affiliate	60	53
Non-affiliate	189	198
Ceded
Affiliate	(13)	(13)
Non-affiliate	(68)	(70)
Premiums and contract charges, net of reinsurance	$353	$348
The effects of reinsurance on contract benefits are as follows:

($ in millions)	Three months ended March 31,
	2018	2017
Direct	$257	$259
Assumed
Affiliate	34	29
Non-affiliate	134	116
Ceded
Affiliate	(12)	(8)
Non-affiliate	(43)	(42)
Contract benefits, net of reinsurance	$370	$354
The effects of reinsurance on interest credited to contractholder funds are as follows:

($ in millions)	Three months ended March 31,
	2018	2017
Direct	$130	$136
Assumed
Affiliate	2	2
Non-affiliate	25	33
Ceded
Affiliate	(5)	(5)
Non-affiliate	(4)	(5)
Interest credited to contractholder funds, net of reinsurance	$148	$161
7. Guarantees and Contingent Liabilities
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
Related to the sale of Lincoln Benefit Life Company (“LBL”) on April 1, 2014, the Company agreed to indemnify Resolution Life Holdings, Inc. in connection with certain representations, warranties and covenants of the Company, and certain liabilities specifically excluded from the transaction, subject to specific contractual limitations regarding the Company’s maximum obligation. Management does not believe these indemnifications will have a material effect on results of operations, cash flows or financial position of the Company.
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
The aggregate liability balance related to all guarantees was not material as of March 31, 2018.
Regulation and Compliance
The Company is subject to extensive laws, regulations and regulatory actions. From time to time, regulatory authorities or legislative bodies seek to impose additional regulations regarding agent and broker compensation, regulate the nature of and amount of investments, impose fines and penalties for unintended errors or mistakes, impose additional regulations regarding cybersecurity and privacy, and otherwise expand overall regulation of insurance products and the insurance industry. In addition, the Company is subject to laws and regulations administered and enforced by federal agencies, international agencies, and other organizations, including but not limited to the Securities and Exchange Commission, the Financial Industry Regulatory Authority, the Department of Labor, and the U.S. Department of Justice. The Company has established procedures and policies to facilitate compliance with laws and regulations, to foster prudent business operations, and to support financial reporting. The Company routinely reviews its practices to validate compliance with laws and regulations and with internal procedures and policies. As a result of these reviews, from time to time the Company may decide to modify some of its procedures and policies. Such modifications, and the reviews that led to them, may be accompanied by payments being made and costs being incurred. The ultimate changes and eventual effects of these actions on the Company’s business, if any, are uncertain.
8. Other Comprehensive Income
The components of other comprehensive (loss) income on a pre-tax and after-tax basis are as follows:

($ in millions)	Three months ended March 31,
	2018			2017
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(224)	$47	$(177)	$105	$(37)	$68
Less: reclassification adjustment of realized capital gains and losses	(2)	—	(2)	4	(1)	3
Unrealized net capital gains and losses	(222)	47	(175)	101	(36)	65
Unrealized foreign currency translation adjustments	5	(1)	4	(5)	2	(3)
Other comprehensive (loss) income	$(217)	$46	$(171)	$96	$(34)	$62

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Allstate Life Insurance Company
Northbrook, Illinois 60062

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the “Company”), an affiliate of The Allstate Corporation, as of March 31, 2018, and the related condensed consolidated statements of operations and comprehensive income, shareholder’s equity and cash flows for the three-month periods ended March 31, 2018 and 2017, and the related notes (collectively referred to as the “condensed consolidated financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries as of December 31, 2017, and the related consolidated statements of operations and comprehensive income, shareholder’s equity, and cash flows for the year then ended (not presented herein); and in our report dated March 5, 2018, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2017 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

Basis for Review Results

These condensed consolidated financial statements are the responsibility of the Company’s management. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our reviews in accordance with standards of the PCAOB. A review of condensed consolidated financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Emphasis of a Matter

As discussed in Note 1 to the condensed consolidated financial statements, the Company changed its presentation and method of accounting for the recognition and measurement of financial assets and financial liabilities due to an adopted accounting standard.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
May 7, 2018

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE-MONTH PERIODS ENDED MARCH 31, 2018 AND 2017

OVERVIEW
The following discussion highlights significant factors influencing the consolidated financial position and results of operations of Allstate Life Insurance Company (referred to in this document as “we,” “our,” “us,” the “Company” or “ALIC”). It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of the Allstate Life Insurance Company annual report on Form 10-K for 2017. We operate as a single segment entity based on the manner in which we use financial information to evaluate business performance and to determine the allocation of resources.
HIGHLIGHTS

•	Net income was $90 million in the first quarter of 2018 compared to $86 million in the first quarter 2017.

•	Premiums and contract charges totaled $353 million in the first quarter of 2018, an increase of 1.4% from $348 million in the first quarter of 2017.

•
Investments totaled $33.77 billion as of March 31, 2018, reflecting a decrease of $669 million from $34.44 billion as of December 31, 2017. Net investment income increased 0.7% to $407 million in the first quarter of 2018 from $404 million in the first quarter of 2017.

•	Net realized capital losses totaled $32 million in the first quarter of 2018 compared to $1 million in the first quarter of 2017.

•	Contractholder funds totaled $18.28 billion as of March 31, 2018, reflecting a decrease of $308 million from $18.59 billion as of December 31, 2017.

•
On December 22, 2017, Public Law 115-97, known as the Tax Cuts and Jobs Act of 2017 (“Tax Legislation”) became effective, permanently reducing the U.S. corporate income tax rate from 35% to 21% beginning January 1, 2018. The decrease in the effective tax rate will impact the comparative trends.

•
Concurrent with the adoption of the Financial Accounting Standards Board’s (“FASB”) standard on revenue from contracts with customers and our objective of providing more information, we revised the presentation of total revenue to include other revenue. Previously, components of other revenue were presented within operating costs and expenses and primarily represent gross dealer concessions received in connection with Allstate exclusive agencies and exclusive financial specialists sales of non-proprietary products, including mutual funds, fixed and variable annuities, disability insurance and long-term care insurance. Other revenue is recognized when performance obligations are fulfilled. Prior periods have been reclassified to conform to current separate presentation of other revenue.

OPERATIONS
Summary analysis Summarized financial data is presented in the following table.

($ in millions)	Three months ended March 31,
	2018	2017
Revenues
Premiums	$177	$169
Contract charges	176	179
Other revenue	8	11
Net investment income	407	404
Realized capital gains and losses	(32)	(1)
Total revenues	736	762

Costs and expenses
Contract benefits	(370)	(354)
Interest credited to contractholder funds	(148)	(161)
Amortization of deferred policy acquisition costs (“DAC”)	(39)	(41)
Operating costs and expenses	(68)	(80)
Restructuring and related charges	—	—
Interest expense	(1)	(1)
Total costs and expenses	(626)	(637)

Gain on disposition of operations	1	2
Income tax expense	(21)	(41)
Net income	$90	$86
Net income was $90 million in the first quarter of 2018 compared to $86 million in the first quarter of 2017. The increase was primarily due to a lower effective tax rate from the Tax Legislation, lower interest credited to contractholder funds, lower operating costs and expenses and higher premiums, partially offset by higher net realized capital losses and higher contract benefits.
Analysis of revenues Total revenues decreased 3.4% or $26 million in the first quarter of 2018 compared to the first quarter of 2017, primarily due to higher net realized capital losses, partially offset by higher premiums.
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
The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended March 31,
	2018	2017
Underwritten products
Traditional life insurance premiums	$147	$143
Accident and health insurance premiums	30	26
Interest-sensitive life insurance contract charges	173	176
Subtotal	350	345

Annuities
Fixed annuity contract charges	3	3
Premiums and contract charges (1)	$353	$348
____________

(1)	Contract charges related to the cost of insurance totaled $125 million for both the first quarter of 2018 and 2017.
Premiums and contract charges increased 1.4% or $5 million in the first quarter of 2018 compared to the first quarter of 2017, primarily due to growth in traditional life insurance and voluntary accident and health insurance.

Analysis of costs and expenses Total costs and expenses decreased 1.7% or $11 million in the first quarter of 2018 compared to the first quarter of 2017, primarily due to lower interest credited to contractholder funds and operating costs and expenses, partially offset by higher contract benefits.
Contract benefits increased 4.5% or $16 million in the first quarter of 2018 compared to the first quarter of 2017, primarily due to higher claim experience on traditional life insurance and unfavorable immediate annuity mortality experience.
We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”). This implied interest totaled $123 million and $125 million in the first quarter of 2018 and 2017, respectively.
The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended March 31,
	2018	2017
Life insurance	$63	$69
Accident and health insurance	17	11
Annuities	(25)	(15)
Total benefit spread	$55	$65
Benefit spread decreased 15.4% or $10 million in the first quarter of 2018 compared to the first quarter of 2017, primarily due to unfavorable immediate annuity mortality experience and higher life insurance claim experience, partially offset by growth in voluntary accident and health insurance.
Interest credited to contractholder funds decreased 8.1% or $13 million in the first quarter of 2018 compared to the first quarter of 2017, primarily due to lower average contractholder funds. Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged decreased interest credited to contractholder funds by $5 million in the first quarter of 2018 compared to no impact in the first quarter of 2017.
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
The investment spread is shown in the following table.

($ in millions)	Three months ended March 31,
	2018	2017
Investment spread before valuation changes on embedded derivatives not hedged	$131	$118
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	5	—
Total investment spread	$136	$118
Investment spread before valuation changes on embedded derivatives not hedged increased 11.0% or $13 million in the first quarter of 2018 compared to the first quarter of 2017, primarily due to lower credited interest and higher investment income.
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

	Three months ended March 31,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2018	2017	2018	2017	2018	2017
Interest-sensitive life insurance	5.1%	5.1%	3.7%	3.8%	1.4%	1.3%
Deferred fixed annuities	4.0	4.4	2.8	2.8	1.2	1.6
Immediate fixed annuities with and without life contingencies	6.9	6.3	6.0	5.9	0.9	0.4
Investments supporting capital, traditional life and other products	3.5	3.8	n/a	n/a	n/a	n/a

Amortization of DAC The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended March 31,
	2018	2017
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives not hedged and changes in assumptions	$37	$37
Amortization relating to realized capital gains and losses (1) and valuation changes on embedded derivatives not hedged	2	4
Amortization deceleration for changes in assumptions (“DAC unlocking”)	—	—
Total amortization of DAC	$39	$41
_____________

(1)
The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

Amortization of DAC decreased 4.9% or $2 million in the first quarter of 2018 compared to the first quarter of 2017. The decrease relates to higher net realized capital losses on interest-sensitive life insurance.
Operating costs and expenses decreased 15.0% or $12 million in the first quarter of 2018 compared to the first quarter of 2017, primarily due to lower non-deferred acquisition-related costs since we stopped assuming new term life insurance business from Allstate Assurance Company (“AAC”) effective January 1, 2018.
The following table summarizes operating costs and expenses.

($ in millions)	Three months ended March 31,
	2018	2017
Non-deferrable commissions	$4	$5
General and administrative expenses	64	75
Total operating costs and expenses	$68	$80
Analysis of reserves and contractholder funds
The following table summarizes our product liabilities.

($ in millions)	March 31,
	2018	2017
Traditional life insurance	$2,462	$2,402
Accident and health insurance	232	233
Immediate fixed annuities with life contingencies
Sub-standard structured settlements and group pension terminations (1)	5,134	5,033
Standard structured settlements and SPIA (2)	3,487	3,553
Other	83	103
Reserve for life-contingent contract benefits	$11,398	$11,324

Interest-sensitive life insurance	$7,371	$7,328
Deferred fixed annuities	7,848	8,685
Immediate fixed annuities without life contingencies	2,653	2,970
Other	412	265
Contractholder funds	$18,284	$19,248
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

Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life insurance and fixed annuities. The balance of contractholder funds is equal to the cumulative deposits received and interest credited to the contractholder less cumulative contract benefits, surrenders, withdrawals and contract charges for mortality or administrative expenses. The following table shows the changes in contractholder funds.

($ in millions)	Three months ended March 31,
	2018	2017
Contractholder funds, beginning balance	$18,592	$19,470

Deposits
Interest-sensitive life insurance	213	230
Fixed annuities	4	11
Total deposits	217	241

Interest credited	147	160

Benefits, withdrawals and other adjustments
Benefits	(214)	(228)
Surrenders and partial withdrawals	(262)	(242)
Contract charges	(162)	(164)
Net transfers from separate accounts	2	1
Other adjustments (1)	(36)	10
Total benefits, withdrawals and other adjustments	(672)	(623)

Contractholder funds, ending balance	$18,284	$19,248
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

Contractholder funds decreased 1.7% in the first quarter of 2018, primarily due to the continued runoff of our deferred fixed annuity business. We discontinued the sale of annuities over an eight year period from 2006 to 2014, but still accept additional deposits on existing contracts.
Contractholder deposits decreased 10.0% in the first quarter of 2018 compared to the first quarter of 2017, primarily due to lower deposits on interest-sensitive life insurance and fixed annuities.
Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products increased 8.3% to $262 million in the first quarter of 2018 from $242 million in the first quarter of 2017. The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 7.1% in the first quarter of 2018 compared to 6.2% in the first quarter of 2017.

INVESTMENTS
Portfolio composition The composition of the investment portfolio as of March 31, 2018 is presented in the following table.

($ in millions)		Percent to total
Fixed income securities (1)	$22,401	66.3%
Mortgage loans	3,988	11.8
Equity securities (2)	1,503	4.4
Limited partnership interests	3,413	10.1
Short-term investments (3)	596	1.8
Policy loans	558	1.7
Other	1,310	3.9
Total	$33,769	100.0%
__________

(1)	Fixed income securities are carried at fair value. Amortized cost basis for these securities was $21.65 billion.

(2)
Equity securities are carried at fair value. The cumulative changes in the fair value of equity securities held as of March 31, 2018 totaled $290 million. These net gains were primarily concentrated in the technology, consumer goods and capital goods sectors. Beginning January 1, 2018, the periodic changes in fair value are reflected in realized capital gains and losses.

(3)	Short-term investments are carried at fair value.
Investments totaled $33.77 billion as of March 31, 2018, decreasing from $34.44 billion as of December 31, 2017, primarily due to lower fixed income and equity valuations and net reductions in contractholder funds, partially offset by positive operating cash flows.
Adopted Recognition and Measurement of Financial Assets and Financial Liabilities
Beginning January 1, 2018, equity securities are reported at fair value with changes in fair value recognized in realized capital gains and losses.
Limited partnerships previously reported using the cost method are now reported at fair value with changes in fair value recognized in net investment income.
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
Performance-based strategy seeks to deliver attractive risk-adjusted returns and supplement market risk with idiosyncratic risk primarily through investments in private equity and real estate.

The following table presents the investment portfolio by strategy as of March 31, 2018.

($ in millions)	Market-based core	Market-based active	Performance-based	Total
Fixed income securities	$21,419	$974	$8	$22,401
Mortgage loans	3,988	—	—	3,988
Equity securities	1,243	193	67	1,503
Limited partnership interests	239	—	3,174	3,413
Short-term investments	563	33	—	596
Policy loans	558	—	—	558
Other	1,089	4	217	1,310
Total	$29,099	$1,204	$3,466	$33,769
% of total	86%	4%	10%

Unrealized net capital gains and losses
Fixed income securities	$767	$(11)	$—	$756
Limited partnership interests	—	—	1	1
Other	2	—	—	2
Total	$769	$(11)	$1	$759
Fixed income securities by type are listed in the following table.

	Fair value as of
($ in millions)	March 31, 2018	December 31, 2017
U.S. government and agencies	$568	$804
Municipal	2,263	2,273
Corporate	18,563	19,136
Foreign government	286	299
Asset-backed securities (“ABS”)	400	385
Residential mortgage-backed securities (“RMBS”)	239	253
Commercial mortgage-backed securities (“CMBS”)	67	97
Redeemable preferred stock	15	14
Total fixed income securities	$22,401	$23,261
Fixed income securities are rated by third party credit rating agencies and/or are internally rated. As of March 31, 2018, 87.5% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P Global Ratings (“S&P”), a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Credit ratings below these designations are considered low credit quality or below investment grade, which includes high yield bonds. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit quality as of March 31, 2018.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$568	$30	$—	$—	$568	$30
Municipal	2,225	227	38	3	2,263	230
Corporate
Public	11,289	262	1,524	(1)	12,813	261
Privately placed	4,774	164	976	3	5,750	167
Foreign government	285	15	1	—	286	15
ABS
Collateralized debt obligations (“CDO”)	33	(2)	13	3	46	1
Consumer and other asset-backed securities (“Consumer and other ABS”)	353	—	1	—	354	—
RMBS
U.S. government sponsored entities (“U.S. Agency”)	35	2	—	—	35	2
Non-agency	15	1	189	45	204	46
CMBS	3	—	64	3	67	3
Redeemable preferred stock	15	1	—	—	15	1
Total fixed income securities	$19,595	$700	$2,806	$56	$22,401	$756
Municipal bonds totaled $2.26 billion as of March 31, 2018 with 98.3% rated investment grade and an unrealized net capital gain of $230 million. The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).
Corporate bonds, including publicly traded and privately placed, totaled $18.56 billion as of March 31, 2018, with an unrealized net capital gain of $428 million. Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.
ABS, including CDO and Consumer and other ABS, totaled $400 million as of March 31, 2018, with 96.5% rated investment grade and an unrealized net capital gain of $1 million. Credit risk is managed by monitoring the performance of the underlying collateral. Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.
CDO totaled $46 million as of March 31, 2018, with 71.7% rated investment grade and an unrealized net capital gain of $1 million. CDO consist of obligations collateralized by cash flow CDO, which are structures collateralized primarily by below investment grade senior secured corporate loans. Consumer and other ABS totaled $354 million as of March 31, 2018, with 99.7% rated investment grade.
RMBS totaled $239 million as of March 31, 2018, with 20.9% rated investment grade and an unrealized net capital gain of $48 million. The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to prepayment risk from the underlying residential mortgage loans. RMBS consists of a U.S. Agency portfolio having collateral issued or guaranteed by U.S. government agencies and a non-agency portfolio consisting of securities collateralized by Prime, Alt-A and Subprime loans. The non-agency portfolio totaled $204 million as of March 31, 2018, with 7.4% rated investment grade and an unrealized net capital gain of $46 million.
CMBS totaled $67 million as of March 31, 2018, with 4.5% rated investment grade and an unrealized net capital gain of $3 million. All of the CMBS investments are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.
Mortgage loans totaled $3.99 billion as of March 31, 2018 and primarily comprise loans secured by first mortgages on developed commercial real estate. Key considerations used to manage our exposure include property type and geographic diversification. For further detail on our mortgage loan portfolio, see Note 3 of the condensed consolidated financial statements.
Equity securities primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments. Certain exchange traded and mutual funds have fixed income securities as their underlying investments. The equity securities portfolio was $1.50 billion as of March 31, 2018.

Limited partnership interests include interests in private equity funds, real estate funds and other funds. The following table presents carrying value and other information about our limited partnership interests as of March 31, 2018.

($ in millions)	Limited partnership interests (1)	Number of managers	Number of individual investments	Largest exposure to single investment
Private equity	$2,729	133	257	$152
Real estate	445	27	51	44
Other	239	5	5	103
Total	$3,413	165	313
______________________________

(1)
Due to the adoption of the recognition and measurement accounting standard, limited partnerships previously reported using the cost method are now reported at fair value. See Note 1 of the condensed consolidated financial statements. The carrying value includes equity method of accounting limited partnerships of $2.66 billion and limited partnerships carried at fair value of $751 million.

Unrealized net capital gains totaled $759 million as of March 31, 2018 compared to $1.57 billion as of December 31, 2017.
The following table presents unrealized net capital gains and losses.

($ in millions)	March 31, 2018	December 31, 2017
U.S. government and agencies	$30	$36
Municipal	230	272
Corporate	428	874
Foreign government	15	20
ABS	1	2
RMBS	48	48
CMBS	3	4
Redeemable preferred stock	1	1
Fixed income securities	756	1,257
Equity securities (1)	—	308
Derivatives	2	2
EMA limited partnerships	1	1
Unrealized net capital gains and losses, pre-tax	$759	$1,568
______________________________

(1)
Due to the adoption of the recognition and measurement accounting standard, equity securities are reported at fair value with changes in fair value recognized in realized capital gains and losses and are no longer included in the table above. Upon adoption of the new guidance on January 1, 2018, $308 million of pre-tax unrealized net capital gains for equity securities were reclassified from accumulated other comprehensive income to retained income. See Note 1 of the consolidated financial statements.

The unrealized net capital gain for the fixed income portfolio totaled $756 million, comprised of $1.01 billion of gross unrealized gains and $252 million of gross unrealized losses as of March 31, 2018. This compares to an unrealized net capital gain for the fixed income portfolio totaling $1.26 billion, comprised of $1.36 billion of gross unrealized gains and $98 million of gross unrealized losses as of December 31, 2017. Fixed income valuations decreased on higher market yields from wider credit spreads and an increase in long-term risk-free interest rates.

Gross unrealized gains and losses on fixed income securities by type and sector as of March 31, 2018 are provided in the following table.

($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
Corporate:
Consumer goods (cyclical and non-cyclical)	$5,147	$114	$(79)	$5,182
Capital goods	2,325	50	(39)	2,336
Utilities	3,443	270	(37)	3,676
Banking	836	8	(19)	825
Communications	1,274	32	(16)	1,290
Technology	1,057	15	(13)	1,059
Energy	1,071	53	(9)	1,115
Financial services	1,043	37	(9)	1,071
Transportation	935	48	(9)	974
Basic industry	855	35	(8)	882
Other	149	5	(1)	153
Total corporate fixed income portfolio	18,135	667	(239)	18,563
U.S. government and agencies	538	31	(1)	568
Municipal	2,033	234	(4)	2,263
Foreign government	271	15	—	286
ABS	399	6	(5)	400
RMBS	191	49	(1)	239
CMBS	64	5	(2)	67
Redeemable preferred stock	14	1	—	15
Total fixed income securities	$21,645	$1,008	$(252)	$22,401
The consumer goods, utilities and capital goods sectors comprise 28%, 20% and 13%, respectively, of the carrying value of our corporate fixed income securities portfolio as of March 31, 2018. The consumer goods, capital goods and utilities sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of March 31, 2018. In general, the gross unrealized losses are related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase. Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.

Net investment income The following table presents net investment income.

($ in millions)	Three months ended March 31,
	2018	2017
Fixed income securities	$251	$268
Mortgage loans	44	49
Equity securities	7	15
Limited partnership interests (1)	96	65
Short-term investments	4	1
Policy loans	7	8
Other	22	19
Investment income, before expense	431	425
Investment expense (2) (3)	(24)	(21)
Net investment income	$407	$404

Market-based core	$321	$342
Market-based active	9	10
Performance-based	101	73
Investment income, before expense	$431	$425
______________________________

(1)
Due to the adoption of the recognition and measurement accounting standard, limited partnerships previously reported using the cost method are now reported at fair value with changes in fair value recognized in net investment income.

(2)
Investment expense includes $5 million and $4 million of investee level expenses in the first quarter of 2018 and 2017, respectively. Investee level expenses include depreciation and asset level operating expenses on directly held real estate and other consolidated investments.

(3)
Investment expense includes $2 million and $1 million related to the portion of reinvestment income on securities lending collateral paid to the counterparties in the first quarter of 2018 and 2017, respectively.

Net investment income increased 0.7% or $3 million in the first quarter of 2018 compared to the first quarter of 2017, primarily due to performance-based investment income, primarily from limited partnerships, partially offset by lower market-based portfolio income, including the impact of lower average investment balances.
Performance-based investments primarily include private equity and real estate. The following table presents investment income for performance-based investments.

($ in millions)	Three months ended March 31,
	2018	2017
Limited partnerships
Private equity	$88	$57
Real estate	8	8
Performance-based - limited partnerships (1)	96	65

Non-limited partnerships
Private equity	—	4
Real estate	5	4
Performance-based - non-limited partnerships	5	8

Total
Private equity	88	61
Real estate	13	12
Total performance-based	$101	$73

Investee level expenses	$(5)	$(4)
______________________________

(1)	Investee level expenses include depreciation and asset level operating expenses reported in investment expense.
Performance-based investment income increased 38.4% or $28 million in the first quarter of 2018 compared to the first quarter of 2017. The increase reflects asset appreciation and the continued growth of our performance-based portfolio.

Performance-based investment results and income can vary significantly between periods and are influenced by economic conditions, equity market performance, comparable public company earnings multiples, capitalization rates, operating performance of the underlying investments and the timing of asset sales.
Realized capital gains and losses The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended March 31,
	2018	2017
Impairment write-downs
Fixed income securities	$(1)	$(9)
Equity securities (1)	—	(7)
Limited partnership interests	—	(3)
Other investments	—	(2)
Total impairment write-downs	(1)	(21)
Change in intent write-downs (1)	—	(3)
Net OTTI losses recognized in earnings	(1)	(24)
Sales (1)	(5)	28
Valuation of equity investments (1)	(23)	—
Valuation and settlements of derivative instruments	(3)	(5)
Realized capital gains and losses, pre-tax	(32)	(1)
Income tax benefit	7	—
Realized capital gains and losses, after-tax	$(25)	$(1)

Market-based core	$(22)	$1
Market-based active	(6)	4
Performance-based	(4)	(6)
Realized capital gains and losses, pre-tax	$(32)	$(1)
______________________________

(1)
Due to the adoption of the recognition and measurement accounting standard, equity securities are reported at fair value with changes in fair value recognized in valuation of equity investments and are no longer included in impairment write-downs, change in intent write-downs, and sales.

Realized capital gains and losses in the three months ended March 31, 2018 primarily related to declines in the valuation of equity investments and net realized capital losses on sales of fixed income securities.
Sales resulted in $5 million of net realized capital losses in the three months ended March 31, 2018. Sales include fixed income securities in connection with ongoing portfolio management.
Valuation of equity investments resulted in net realized capital losses of $23 million for the three months ended March 31, 2018, which includes $26 million of declines in the valuation of equity securities and $3 million appreciation for certain limited partnerships where the underlying assets primarily consist of public equity securities.
Valuation and settlements of derivative instruments resulted in net realized capital losses of $3 million for the three months ended March 31, 2018, primarily comprised of losses on foreign currency contracts due to the weakening of the U.S. Dollar.
The following table presents realized capital gains and losses for performance-based investments.

($ in millions)	Three months ended March 31,
	2018	2017
Limited partnerships	$—	$(3)
Non-limited partnerships	(4)	(3)
Total performance-based	$(4)	$(6)
______________________________

(1)
Other limited partnership interests where the underlying assets primarily consist of public equity securities are held in the market-based core portfolio and are not included in the table above and resulted in net gains of $3 million and $16 million in the first quarter of 2018 and 2017, respectively.

Net realized capital losses on performance-based investments were $4 million in the first quarter of 2018 and included derivative losses related to the hedging of foreign currency risk.

CAPITAL RESOURCES AND LIQUIDITY
Capital resources consist of shareholder’s equity and notes due to related parties, representing funds deployed or available to be deployed to support business operations. The following table summarizes our capital resources.

($ in millions)	March 31, 2018	December 31, 2017
Common stock, retained income and additional capital paid-in	$6,414	$6,010
Accumulated other comprehensive income	436	845
Total shareholder’s equity	6,850	6,855
Notes due to related parties	140	140
Total capital resources	$6,990	$6,995
Shareholder’s equity decreased in the first three months of 2018, primarily due to decreased unrealized net capital gains on investments, partially offset by net income.
Financial ratings and strength Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, the current level of operating leverage and Allstate Insurance Company’s (“AIC”) ratings. In April 2018, A.M. Best affirmed our insurance financial strength rating of A+ and the outlook for the rating is stable. There have been no changes to our ratings from S&P or Moody’s since December 31, 2017.
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
Allstate parent company capital capacity At the parent holding company level, the Corporation has deployable assets totaling $3.86 billion as of March 31, 2018 comprising cash and investments that are generally saleable within one quarter. This provides funds for the parent company’s fixed charges and other corporate purposes.
The Company has access to resources to support liquidity through the Corporation as follows. The amount available to the Company is at the discretion of the Corporation.

•
A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs. As of March 31, 2018, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•
A $1.00 billion unsecured revolving credit facility that is available for short-term liquidity requirements. The maturity date of this facility is April 2021. The facility is fully subscribed among 11 lenders with the largest commitment being $115 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing. This facility has a financial covenant requiring that the Corporation not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 15.6% as of March 31, 2018. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Corporation’s senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during the first quarter of 2018.

•
A universal shelf registration statement that was filed by the Corporation with the Securities and Exchange Commission on April 30, 2018. The Corporation can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 548 million shares of treasury stock as of March 31, 2018), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities the Corporation issues under this registration statement will be provided in the applicable prospectus supplements.
Liquidity exposure Contractholder funds were $18.28 billion as of March 31, 2018. The following table summarizes contractholder funds by their contractual withdrawal provisions as of March 31, 2018.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$2,910	15.9%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	4,574	25.0
Market value adjustments (2)	1,304	7.1
Subject to discretionary withdrawal without adjustments (3)	9,496	52.0
Total contractholder funds (4)	$18,284	100.0%

____________

(1)	Includes $888 million of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)
$782 million of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 1, 5, 7 or 10 years) during which there is no surrender charge or market value adjustment.

(3)	89% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)	Includes $722 million of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.
Retail life and annuity products may be surrendered by customers for a variety of reasons. Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs. Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications. In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement. The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 7.1% and 6.2% in the first three months of 2018 and 2017, respectively. We strive to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.
Our asset-liability management practices enable us to manage the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance and annuity product obligations.
Cash flows As reflected in our Condensed Consolidated Statements of Cash Flows, lower cash provided by operating activities in the first three months of 2018 compared to the first three months of 2017 was primarily due to increased payments for contract benefits and a decrease in payables, as well as cash received in the prior year period relating to the reinsurance agreement with AAC.
Lower cash provided by investing activities in the first three months of 2018 compared to the first three months of 2017 was the result of lower collections of fixed income securities and mortgage loans and lower sales, partially offset by a decrease in short-term investments.
Lower cash used in financing activities in the first three months of 2018 compared to the first three months of 2017 was primarily due to the dividends paid to AIC in 2017.

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
Insurance Industry Risks (1) the availability of reinsurance at current levels and prices; (2) risk of our reinsurers; (3) changes in underwriting and actual experience; (4) changes in reserve estimates for life-contingent contract benefits payable; (5) changes in estimates of profitability on interest-sensitive life products
Financial Risks (6) conditions in the global economy and capital markets; (7) a downgrade in our financial strength ratings; (8) the effect of adverse capital and credit market conditions; (9) the realization of deferred tax assets
Investment Risks (10) market risk and declines in credit quality relating to our investment portfolio; (11) our subjective determination of the amount of realized capital losses recorded for impairments of our investments and the fair value of our fixed income and equity securities; (12) the influence of changes in market interest rates or performance-based investment returns on our spread-based products
Operational Risks (13) failure in cyber or other information security, as well as the occurrence of events unanticipated in our disaster recovery systems and management continuity planning; (14) the impact of a large scale pandemic, the threat or occurrence of terrorism or military action; (15) loss of key vendor relationships or failure of a vendor to protect confidential, proprietary and personal information; (16) intellectual property infringement, misappropriation and third party claims
Regulatory and Legal Risks (17) regulatory reforms and restrictive regulations; (18) changes in tax laws; (19) our ability to mitigate the capital impact associated with statutory reserving and capital requirements; (20) changes in accounting standards; (21) losses from legal and regulatory actions
Strategic Risks (22) competition in the insurance industry; (23) divestitures of businesses; and (24) reducing our concentration in spread-based business and exiting certain distribution channels
Additional information concerning these and other factors may be found in our filings with the Securities and Exchange Commission, including the “Risk Factors” section in our most recent annual report on Form 10-K. Forward-looking statements are as of the date on which they are made, and we assume no obligation to update or revise any forward-looking statement.
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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended March 31, 2018, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading “Regulation and Compliance” in Note 7 of the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A in our annual report on Form 10-K for the year ended December 31, 2017.
Item 6.  Exhibits

(a)            Exhibits

The following is a list of exhibits filed as part of this Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated May 7, 2018, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company
(Registrant)

May 7, 2018
	By	/s/ Eric K. Ferren
Eric K. Ferren
Senior Vice President, Controller, and Chief Accounting Officer
(Authorized Signatory and Principal Accounting Officer)