Form 10-Q
period 2018-06-30
ALLSTATE LIFE INSURANCE CO
filed 2018-08-06
CIK 352736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

The registrant meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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
Yes ___           No   X

As of August 6, 2018, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2018

PART I	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Month and Six Month Periods Ended June 30, 2018 and 2017 (unaudited)	1

	Condensed Consolidated Statements of Financial Position as of June 30, 2018 (unaudited) and December 31, 2017	2

	Condensed Consolidated Statements of Shareholder’s Equity for the Six Month Periods Ended June 30, 2018 and 2017 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Six Month Periods Ended June 30, 2018 and 2017 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

	Report of Independent Registered Public Accounting Firm	33

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Highlights	34
	Operations	35
	Investments	39
	Capital Resources and Liquidity	46
	Forward Looking Statements	48

Item 4.	Controls and Procedures	49

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	50

Item 1A.	Risk Factors	50

Item 6.	Exhibits	50

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Revenues
Premiums	$175	$170	$352	$339
Contract charges	173	177	349	356
Other revenue	8	10	16	21
Net investment income	419	473	826	877
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(2)	(13)	(2)	(41)
OTTI losses reclassified to (from) other comprehensive income	—	—	(1)	4
Net OTTI losses recognized in earnings	(2)	(13)	(3)	(37)
Sales and valuation changes on equity investments and derivatives	10	9	(21)	32
Total realized capital gains and losses	8	(4)	(24)	(5)
	783	826	1,519	1,588
Costs and expenses
Contract benefits	357	364	727	718
Interest credited to contractholder funds	152	161	300	322
Amortization of deferred policy acquisition costs	39	43	78	84
Operating costs and expenses	68	78	136	158
Restructuring and related charges	2	—	2	—
Interest expense	1	2	2	3
	619	648	1,245	1,285

Gain on disposition of operations	2	2	3	4

Income from operations before income tax expense	166	180	277	307

Income tax expense	32	60	53	101

Net income	134	120	224	206

Other comprehensive (loss) income, after-tax
Change in unrealized net capital gains and losses	(61)	118	(236)	183
Change in unrealized foreign currency translation adjustments	5	—	9	(3)
Other comprehensive (loss) income, after-tax	(56)	118	(227)	180

Comprehensive income (loss)	$78	$238	$(3)	$386

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	June 30, 2018	December 31, 2017
Assets	(unaudited)
Investments
Fixed income securities, at fair value (amortized cost $21,041 and $22,004)	$21,567	$23,261
Mortgage loans	3,839	3,876
Equity securities, at fair value (cost $1,439 and $1,306)	1,705	1,614
Limited partnership interests	3,452	3,147
Short-term, at fair value (amortized cost $1,066 and $725)	1,066	725
Policy loans	557	561
Other	1,322	1,254
Total investments	33,508	34,438
Cash	61	145
Deferred policy acquisition costs	1,231	1,156
Reinsurance recoverables from non-affiliates	2,202	2,243
Reinsurance recoverables from affiliates	428	437
Accrued investment income	265	263
Other assets	516	501
Separate Accounts	3,247	3,422
Total assets	$41,458	$42,605
Liabilities
Contractholder funds	$18,016	$18,592
Reserve for life-contingent contract benefits	11,267	11,625
Unearned premiums	4	4
Payable to affiliates, net	41	55
Other liabilities and accrued expenses	1,003	1,076
Deferred income taxes	812	836
Notes due to related parties	140	140
Separate Accounts	3,247	3,422
Total liabilities	34,530	35,750
Commitments and Contingent Liabilities (Note 7)
Shareholder’s equity
Redeemable preferred stock - series A, $100 par value, 1,500,000 shares authorized, none issued	—	—
Redeemable preferred stock - series B, $100 par value, 1,500,000 shares authorized, none issued	—	—
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	2,024	2,024
Retained income	4,519	3,981
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	48	47
Other unrealized net capital gains and losses	368	1,186
Unrealized adjustment to DAC, DSI and insurance reserves	(55)	(398)
Total unrealized net capital gains and losses	361	835
Unrealized foreign currency translation adjustments	19	10
Total accumulated other comprehensive income (“AOCI”)	380	845
Total shareholder’s equity	6,928	6,855
Total liabilities and shareholder’s equity	$41,458	$42,605

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

($ in millions)	Six months ended June 30,
	2018	2017
	(unaudited)
Common stock	$5	$5

Additional capital paid-in
Balance, beginning of period	2,024	1,990
Gain on reinsurance with an affiliate	—	34
Balance, end of period	2,024	2,024

Retained income
Balance, beginning of period	3,981	3,736
Cumulative effect of change in accounting principle	314	—
Net income	224	206
Dividends	—	(500)
Balance, end of period	4,519	3,442

Accumulated other comprehensive income
Balance, beginning of period	845	678
Cumulative effect of change in accounting principle	(238)	—
Change in unrealized net capital gains and losses	(236)	183
Change in unrealized foreign currency translation adjustments	9	(3)
Balance, end of period	380	858

Total shareholder’s equity	$6,928	$6,329

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Six months ended June 30,
	2018	2017
Cash flows from operating activities	(unaudited)
Net income	$224	$206
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(30)	(30)
Realized capital gains and losses	24	5
Gain on disposition of operations	(3)	(4)
Interest credited to contractholder funds	300	322
Changes in:
Policy benefits and other insurance reserves	(319)	(278)
Deferred policy acquisition costs	34	24
Reinsurance recoverables, net	24	18
Income taxes	(8)	85
Other operating assets and liabilities	(36)	(133)
Net cash provided by operating activities	210	215
Cash flows from investing activities
Proceeds from sales
Fixed income securities	3,087	2,564
Equity securities	663	828
Limited partnership interests	86	240
Other investments	10	6
Investment collections
Fixed income securities	687	860
Mortgage loans	308	281
Other investments	78	89
Investment purchases
Fixed income securities	(2,887)	(2,683)
Equity securities	(757)	(815)
Limited partnership interests	(271)	(275)
Mortgage loans	(269)	(129)
Other investments	(156)	(116)
Change in short-term investments, net	(302)	56
Change in policy loans and other investments, net	(25)	(13)
Net cash provided by investing activities	252	893
Cash flows from financing activities
Contractholder fund deposits	386	408
Contractholder fund withdrawals	(960)	(925)
Dividends paid	—	(500)
Other	28	(21)
Net cash used in financing activities	(546)	(1,038)
Net (decrease) increase in cash	(84)	70
Cash at beginning of period	145	138
Cash at end of period	$61	$208

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
The condensed consolidated financial statements and notes as of June 30, 2018 and for the three month and six month periods ended June 30, 2018 and 2017 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated.
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
Premiums and contract charges
The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Premiums
Traditional life insurance	$145	$143	$292	$286
Accident and health insurance	30	27	60	53
Total premiums	175	170	352	339

Contract charges
Interest-sensitive life insurance	170	174	343	350
Fixed annuities	3	3	6	6
Total contract charges	173	177	349	356
Total premiums and contract charges	$348	$347	$701	$695
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
Upon adoption of the new guidance on January 1, 2018, $308 million of pre-tax unrealized net capital gains for equity securities were reclassified from AOCI to retained income. The after-tax change in accounting for equity securities did not affect the Company’s total shareholder’s equity and the unrealized net capital gains of $238 million reclassified to retained income will never be recognized in net income.

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
Investment income from limited partnership interests carried at fair value is recognized based upon the changes in fair value of the investee’s equity primarily determined using NAV. Income from EMA limited partnership interests is recognized based on the Company’s share of the partnerships’ earnings. Income for EMA limited partnership interests is generally recognized on a three month delay due to the availability of the related financial statements.
Tax Reform
On December 22, 2017, Public Law 115-97, known as the Tax Cuts and Jobs Act of 2017 (“Tax Legislation”) became effective, permanently reducing the U.S. corporate income tax rate from 35% to 21% beginning January 1, 2018. As a result, the corporate tax rate is not comparable between periods.
During 2017, the Company revalued deferred tax assets and liabilities and recorded liabilities related to the transition to the modified territorial system for international taxation.  The impact of the Tax Legislation may differ from the Company’s preliminary estimates due to, among other things, changes in interpretations and assumptions the Company has made, guidance that may be issued and actions the Company may take as a result of the Tax Legislation. During the period ended June 30, 2018, the Company has not recorded any material adjustments to these provisional amounts.  The Company continues to refine the analysis and calculations, which could impact the provisional estimates previously recorded.  Accordingly, as of June 30, 2018, the Company has not fully completed the accounting for the Tax Legislation.
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
2. Supplemental Cash Flow Information
Non-cash investing activities include $13 million and $4 million related to mergers and exchanges completed with equity securities, fixed income securities and limited partnerships, and modifications of certain mortgage loans for the six months ended June 30, 2018 and 2017, respectively.
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

($ in millions)	Six months ended June 30,
	2018	2017
Net change in proceeds managed
Net change in fixed income securities	$68	$9
Net change in short-term investments	(37)	12
Operating cash flow provided	$31	$21
Net change in liabilities
Liabilities for collateral, beginning of period	$(542)	$(550)
Liabilities for collateral, end of period	(511)	(529)
Operating cash flow used	$(31)	$(21)
3. Investments
Fair values
The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
June 30, 2018
U.S. government and agencies	$376	$27	$—	$403
Municipal	2,036	218	(4)	2,250
Corporate	17,731	527	(306)	17,952
Foreign government	271	12	—	283
Asset-backed securities (“ABS”)	382	4	(4)	382
Residential mortgage-backed securities (“RMBS”)	178	48	(1)	225
Commercial mortgage-backed securities (“CMBS”)	53	6	(2)	57
Redeemable preferred stock	14	1	—	15
Total fixed income securities	$21,041	$843	$(317)	$21,567

December 31, 2017
U.S. government and agencies	$768	$38	$(2)	$804
Municipal	2,001	275	(3)	2,273
Corporate	18,262	960	(86)	19,136
Foreign government	279	20	—	299
ABS	383	6	(4)	385
RMBS	205	49	(1)	253
CMBS	93	6	(2)	97
Redeemable preferred stock	13	1	—	14
Total fixed income securities	$22,004	$1,355	$(98)	$23,261

Scheduled maturities
The scheduled maturities for fixed income securities are as follows as of June 30, 2018:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$1,170	$1,177
Due after one year through five years	8,135	8,264
Due after five years through ten years	7,149	7,092
Due after ten years	3,974	4,370
	20,428	20,903
ABS, RMBS and CMBS	613	664
Total	$21,041	$21,567
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.
Net investment income
Net investment income is as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Fixed income securities	$247	$269	$498	$537
Mortgage loans	53	45	97	94
Equity securities	16	14	23	29
Limited partnership interests (1) (2)	92	135	188	200
Short-term investments	5	2	9	3
Policy loans	8	7	15	15
Other	23	21	45	40
Investment income, before expense	444	493	875	918
Investment expense	(25)	(20)	(49)	(41)
Net investment income	$419	$473	$826	$877
_______________

(1)
Due to the adoption of the recognition and measurement accounting standard, limited partnerships previously reported using the cost method are now reported at fair value with changes in fair value recognized in net investment income.

(2)
Includes net investment income of $82 million and $140 million for EMA limited partnership interests and $10 million and $48 million for limited partnership interests carried at fair value for the three months and six months ended June 30, 2018, respectively.

Realized capital gains and losses
Realized capital gains and losses by asset type are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Fixed income securities	$(12)	$(6)	$(18)	$(13)
Mortgage loans	2	—	2	—
Equity securities	20	(4)	(6)	(4)
Limited partnership interests	(11)	10	(8)	23
Derivatives	10	(4)	7	(9)
Other	(1)	—	(1)	(2)
Realized capital gains and losses	$8	$(4)	$(24)	$(5)

Realized capital gains and losses by transaction type are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Impairment write-downs (1)	$(2)	$(12)	$(3)	$(33)
Change in intent write-downs (1)	—	(1)	—	(4)
Net OTTI losses recognized in earnings	(2)	(13)	(3)	(37)
Sales (1)	(7)	13	(12)	41
Valuation of equity investments (1)	10	—	(13)	—
Valuation and settlements of derivative instruments	7	(4)	4	(9)
Realized capital gains and losses	$8	$(4)	$(24)	$(5)
_______________

(1)
Due to the adoption of the recognition and measurement accounting standard, equity securities are reported at fair value with changes in fair value recognized in valuation of equity investments and are no longer included in impairment write-downs, change in intent write-downs and sales.

Gross gains of $13 million and $22 million and gross losses of $24 million and $23 million were realized on sales of fixed income securities during the three months ended June 30, 2018 and 2017, respectively. Gross gains of $20 million and $55 million and gross losses of $36 million and $44 million were realized on sales of fixed income and equity securities during the six months ended June 30, 2018 and 2017, respectively.
Valuation changes included in net income for investments still held as of June 30, 2018 are as follows:

($ in millions)	Three months ended June 30,	Six months ended June 30,
	2018	2018
Equity securities (1)	$20	$14
Limited partnership interests carried at fair value (1)	11	49
Total valuation changes	$31	$63
_______________

(1)
Investments held at the end of a prior quarter that were sold in the current quarter are not included in the year-to-date amounts shown in the table above; therefore, the sum of the quarterly amounts may not equal the year-to-date amount.

OTTI losses by asset type are as follows:

($ in millions)	Three months ended June 30, 2018			Three months ended June 30, 2017
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$—	$—	$—	$(1)	$—	$(1)
RMBS	(1)	—	(1)	—	—	—
CMBS	—	—	—	(3)	—	(3)
Total fixed income securities	(1)	—	(1)	(4)	—	(4)
Equity securities (1)	—	—	—	(5)	—	(5)
Limited partnership interests (1)	—	—	—	(4)	—	(4)
Other	(1)	—	(1)	—	—	—
OTTI losses	$(2)	$—	$(2)	$(13)	$—	$(13)

	Six months ended June 30, 2018			Six months ended June 30, 2017
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$—	$—	$—	$(1)	$—	$(1)
Corporate	—	—	—	(7)	3	(4)
RMBS	(1)	—	(1)	—	(2)	(2)
CMBS	—	(1)	(1)	(9)	3	(6)
Total fixed income securities	(1)	(1)	(2)	(17)	4	(13)
Equity securities (1)	—	—	—	(15)	—	(15)
Limited partnership interests (1)	—	—	—	(7)	—	(7)
Other	(1)	—	(1)	(2)	—	(2)
Other-than-temporary impairment losses	$(2)	$(1)	$(3)	$(41)	$4	$(37)
_______________

(1)
Due to the adoption of the recognition and measurement accounting standard, equity securities and limited partnerships previously reported using the cost method are now reported at fair value with changes in fair value recognized in net income and are no longer included in the table above.

The total amount of OTTI losses included in AOCI at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table. The amounts exclude $109 million and $113 million as of June 30, 2018 and December 31, 2017, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	June 30, 2018	December 31, 2017
Municipal	$(4)	$(4)
ABS	(6)	(8)
RMBS	(34)	(37)
CMBS	(4)	(4)
Total	$(48)	$(53)
Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Beginning balance	$(128)	$(167)	$(138)	$(176)
Additional credit loss for securities previously other-than-temporarily impaired	(1)	(3)	(2)	(6)
Additional credit loss for securities not previously other-than-temporarily impaired	—	(1)	—	(7)
Reduction in credit loss for securities disposed or collected	5	11	16	29
Ending balance	$(124)	$(160)	$(124)	$(160)
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
Unrealized net capital gains and losses
Unrealized net capital gains and losses included in AOCI are as follows:

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
June 30, 2018		Gains	Losses
Fixed income securities	$21,567	$843	$(317)	$526
Short-term investments	1,066	—	—	—
EMA limited partnerships (1)				1
Unrealized net capital gains and losses, pre-tax				527
Amounts recognized for:
Insurance reserves (2)				—
DAC and DSI (3)				(70)
Amounts recognized				(70)
Deferred income taxes				(96)
Unrealized net capital gains and losses, after-tax				$361
_______________

(1)
Unrealized net capital gains and losses for limited partnership interests represent the Company’s share of EMA limited partnerships’ other comprehensive income. Fair value and gross unrealized gains and losses are not applicable.

(2)
The insurance reserves adjustment represents the amount by which the reserve balance would increase if the net unrealized gains in the applicable product portfolios were realized and reinvested at lower interest rates, resulting in a premium deficiency. This adjustment primarily relates to structured settlement annuities with life contingencies (a type of immediate fixed annuities).

(3)
The DAC and DSI adjustment balance represents the amount by which the amortization of DAC and DSI would increase or decrease if the unrealized gains or losses in the respective product portfolios were realized.

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
December 31, 2017		Gains	Losses
Fixed income securities	$23,261	$1,355	$(98)	$1,257
Equity securities	1,614	311	(3)	308
Short-term investments	725	—	—	—
Derivative instruments (1)	2	2	—	2
EMA limited partnerships				1
Unrealized net capital gains and losses, pre-tax				1,568
Amounts recognized for:
Insurance reserves				(315)
DAC and DSI				(189)
Amounts recognized				(504)
Deferred income taxes				(229)
Unrealized net capital gains and losses, after-tax				$835
_______________

(1)	Included in the fair value of derivative instruments is $2 million classified as liabilities.

Change in unrealized net capital gains and losses
The change in unrealized net capital gains and losses for the six months ended June 30, 2018 is as follows:

($ in millions)
Fixed income securities	$(731)
Equity securities (1)	—
Derivative instruments	(2)
Total	(733)
Amounts recognized for:
Insurance reserves	315
DAC and DSI	119
Amounts recognized	434
Deferred income taxes	63
Decrease in unrealized net capital gains and losses, after-tax	$(236)
______________

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

($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses

June 30, 2018
Fixed income securities
U.S. government and agencies	7	$77	$—	1	$5	$—	$—
Municipal	54	117	(2)	1	12	(2)	(4)
Corporate	1,290	7,670	(216)	135	1,127	(90)	(306)
Foreign government	2	15	—	—	—	—	—
ABS	41	194	(1)	6	9	(3)	(4)
RMBS	90	4	—	56	16	(1)	(1)
CMBS	2	11	(1)	5	10	(1)	(2)
Redeemable preferred stock	1	—	—	—	—	—	—
Total fixed income securities	1,487	$8,088	$(220)	204	$1,179	$(97)	$(317)
Investment grade fixed income securities	1,102	$6,719	$(176)	171	$1,086	$(86)	$(262)
Below investment grade fixed income securities	385	1,369	(44)	33	93	(11)	(55)
Total fixed income securities	1,487	$8,088	$(220)	204	$1,179	$(97)	$(317)

December 31, 2017
Fixed income securities
U.S. government and agencies	17	$443	$(2)	2	$25	$—	$(2)
Municipal	4	14	—	1	11	(3)	(3)
Corporate	456	2,899	(28)	144	1,324	(58)	(86)
ABS	33	170	(1)	8	24	(3)	(4)
RMBS	70	3	—	56	18	(1)	(1)
CMBS	2	1	—	6	23	(2)	(2)
Redeemable preferred stock	1	—	—	—	—	—	—
Total fixed income securities	583	3,530	(31)	217	1,425	(67)	(98)
Equity securities	87	66	(3)	1	—	—	(3)
Total fixed income and equity securities	670	$3,596	$(34)	218	$1,425	$(67)	$(101)
Investment grade fixed income securities	472	$3,192	$(22)	181	$1,320	$(52)	$(74)
Below investment grade fixed income securities	111	338	(9)	36	105	(15)	(24)
Total fixed income securities	583	$3,530	$(31)	217	$1,425	$(67)	$(98)
As of June 30, 2018, $303 million of the $317 million unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $303 million, $251 million are related to unrealized losses on investment grade fixed income securities. Of the remaining $52 million, $44 million have been in an unrealized loss position for less than 12 months. Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P Global Ratings (“S&P”), a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Unrealized losses on investment grade securities are principally related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase. The unrealized losses are expected to reverse as the securities approach maturity.
As of June 30, 2018, the remaining $14 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost. Investment grade fixed income securities comprising $11 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations. Of the $14 million, $3 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of June 30, 2018.
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
As of June 30, 2018, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.
Limited partnerships
Investments in limited partnership interests include interests in private equity funds, real estate funds and other funds. As of June 30, 2018 and December 31, 2017, the carrying value of EMA limited partnerships totaled $2.71 billion and $2.54 billion, respectively, and limited partnerships carried at fair value as of June 30, 2018, while at cost method as of December 31, 2017, totaled $740 million and $611 million, respectively.
Mortgage loans
Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators. Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest. Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate. Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value. Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell or present value of the loan’s expected future repayment cash flows. Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery. The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan. It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of June 30, 2018.
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
The following table reflects the carrying value of non-impaired mortgage loans summarized by debt service coverage ratio distribution.

($ in millions)	June 30, 2018			December 31, 2017
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$3	$15	$18	$3	$—	$3
1.0 - 1.25	293	—	293	326	—	326
1.26 - 1.50	1,058	—	1,058	1,033	15	1,048
Above 1.50	2,424	42	2,466	2,482	13	2,495
Total non-impaired mortgage loans	$3,778	$57	$3,835	$3,844	$28	$3,872
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
The net carrying value of impaired mortgage loans is as follows:

($ in millions)	June 30, 2018	December 31, 2017
Impaired mortgage loans with a valuation allowance	$4	$4
Impaired mortgage loans without a valuation allowance	—	—
Total impaired mortgage loans	$4	$4
Valuation allowance on impaired mortgage loans	$3	$3

The valuation allowance on impaired mortgage loans had no activity for the three months and six months ended June 30, 2018 and 2017. The average balance of impaired loans was $4 million and $5 million for the six months ended June 30, 2018 and 2017, respectively.
Payments on all mortgage loans were current as of June 30, 2018 and December 31, 2017.
Short-term investments
Short-term investments, including commercial paper, U.S. Treasury bills, money market funds and other short-term investments, are carried at fair value. As of June 30, 2018 and December 31, 2017, the fair value of short-term investments totaled $1.07 billion and $725 million, respectively.
Policy loans
Policy loans are carried at unpaid principal balances. As of June 30, 2018 and December 31, 2017, the carrying value of policy loans totaled $557 million and $561 million, respectively.
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

($ in millions)	June 30, 2018	December 31, 2017
Agent loans	$570	$538
Bank loans	447	437
Real estate	212	157
Derivatives and other	93	122
Total	$1,322	$1,254

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
OTC derivatives, including interest rate swaps, foreign currency swaps, total return swaps, foreign exchange forward contracts, certain options and certain credit default swaps, are valued using models that rely on inputs such as interest rate yield curves, implied volatilities, index price levels, currency rates, and credit spreads that are observable for substantially the full term of the contract. The valuation techniques underlying the models are widely accepted in the financial services industry and do not involve significant judgment.
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
Investments excluded from the fair value hierarchy
Limited partnerships carried at fair value, which do not have readily determinable fair values, use NAV provided by the investees and are excluded from the fair value hierarchy. These investments are generally not redeemable by the investees and generally cannot be sold without approval of the general partner. We receive distributions of income and from liquidation of the underlying assets of the investees over the life of these investments, typically 10-12 years. As of June 30, 2018, the Company has commitments to invest $352 million in these limited partnership interests.
The following table summarizes the Company’s assets and liabilities measured at fair value as of June 30, 2018.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of June 30, 2018
Assets
Fixed income securities:
U.S. government and agencies	$126	$277	$—		$403
Municipal	—	2,192	58		2,250
Corporate - public	—	12,381	47		12,428
Corporate - privately placed	—	5,337	187		5,524
Foreign government	—	283	—		283
ABS - CDO	—	29	9		38
ABS - consumer and other	—	297	47		344
RMBS	—	225	—		225
CMBS	—	57	—		57
Redeemable preferred stock	—	15	—		15
Total fixed income securities	126	21,093	348		21,567
Equity securities	1,577	15	113		1,705
Short-term investments	395	671	—		1,066
Other investments: Free-standing derivatives	—	88	1	$(3)	86
Separate account assets	3,247	—	—		3,247
Total recurring assets at fair value	$5,345	$21,867	$462	$(3)	$27,671
% of total assets at fair value	19.3%	79.0%	1.7%	—%	100%

Investments reported at NAV					740
Total					$28,411

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(257)		$(257)
Other liabilities: Free-standing derivatives	—	(30)	—	$(3)	(33)
Total liabilities at fair value	$—	$(30)	$(257)	$(3)	$(290)
% of total liabilities at fair value	—%	10.4%	88.6%	1.0%	100%

The following table summarizes the Company’s assets and liabilities measured at fair value as of December 31, 2017.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2017
Assets
Fixed income securities:
U.S. government and agencies	$488	$316	$—		$804
Municipal	—	2,216	57		2,273
Corporate - public	—	13,168	49		13,217
Corporate - privately placed	—	5,699	220		5,919
Foreign government	—	299	—		299
ABS - CDO	—	38	10		48
ABS - consumer and other	—	297	40		337
RMBS	—	253	—		253
CMBS	—	97	—		97
Redeemable preferred stock	—	14	—		14
Total fixed income securities	488	22,397	376		23,261
Equity securities	1,508	16	90		1,614
Short-term investments	110	615	—		725
Other investments: Free-standing derivatives	—	117	1	$(3)	115
Separate account assets	3,422	—	—		3,422
Total recurring assets at fair value	$5,528	$23,145	$467	$(3)	$29,137
% of total assets at fair value	19.0%	79.4%	1.6%	—%	100%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(284)		$(284)
Other liabilities: Free-standing derivatives	—	(62)	—	$1	(61)
Total liabilities at fair value	$—	$(62)	$(284)	$1	$(345)
% of total liabilities at fair value	—%	18.0%	82.3%	(0.3)%	100%

The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
June 30, 2018
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(228)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.74%
December 31, 2017
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(250)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.74%
The embedded derivatives are equity-indexed and forward starting options in certain life and annuity products that provide customers with interest crediting rates based on the performance of the S&P 500. If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.
As of June 30, 2018 and December 31, 2017, Level 3 fair value measurements of fixed income securities total $348 million and $376 million, respectively, and include $204 million and $237 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable. The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above. However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended June 30, 2018.

($ in millions)		Total gains (losses) included in:
	Balance as of March 31, 2018	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$56	$—	$—	$—	$—
Corporate - public	47	—	—	—	—
Corporate - privately placed	215	(2)	1	10	(10)
ABS - CDO	10	—	—	—	—
ABS - consumer and other	41	—	—	3	(2)
Total fixed income securities	369	(2)	1	13	(12)
Equity securities	99	6	—	—	—
Free-standing derivatives, net	1	—	—	—	—
Total recurring Level 3 assets	$469	$4	$1	$13	$(12)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(260)	$2	$—	$—	$—
Total recurring Level 3 liabilities	$(260)	$2	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of June 30, 2018
Assets
Fixed income securities:
Municipal	$2	$—	$—	$—	$58
Corporate - public	—	—	—	—	47
Corporate - privately placed	—	—	—	(27)	187
ABS - CDO	—	—	—	(1)	9
ABS - consumer and other	10	(4)	—	(1)	47
Total fixed income securities	12	(4)	—	(29)	348
Equity securities	15	(7)	—	—	113
Free-standing derivatives, net	—	—	—	—	1	(2)
Total recurring Level 3 assets	$27	$(11)	$—	$(29)	$462

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$—	$1	$(257)
Total recurring Level 3 liabilities	$—	$—	$—	$1	$(257)
 ____________

(1)
The effect to net income totals $6 million and is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows: $4 million in realized capital gains and losses, $1 million in interest credited to contractholder funds and $1 million in contract benefits.

(2)	Comprises $1 million of assets.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the six months ended June 30, 2018.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2017	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$57	$—	$(1)	$—	$—
Corporate - public	49	—	(1)	3	—
Corporate - privately placed	220	(2)	(1)	10	(23)
ABS - CDO	10	—	—	—	—
ABS - consumer and other	40	—	—	6	(2)
Total fixed income securities	376	(2)	(3)	19	(25)
Equity securities	90	7	—	—	—
Free-standing derivatives, net	1	—	—	—	—
Total recurring Level 3 assets	$467	$5	$(3)	$19	$(25)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(284)	$25	$—	$—	$—
Total recurring Level 3 liabilities	$(284)	$25	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of June 30, 2018
Assets
Fixed income securities:
Municipal	$2	$—	$—	$—	$58
Corporate - public	—	(1)	—	(3)	47
Corporate - privately placed	11	—	—	(28)	187
ABS - CDO	—	—	—	(1)	9
ABS - consumer and other	13	(8)	—	(2)	47
Total fixed income securities	26	(9)	—	(34)	348
Equity securities	23	(7)	—	—	113
Free-standing derivatives, net	—	—	—	—	1	(2)
Total recurring Level 3 assets	$49	$(16)	$—	$(34)	$462

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(1)	$3	$(257)
Total recurring Level 3 liabilities	$—	$—	$(1)	$3	$(257)
 ____________

(1)
The effect to net income totals $30 million and is reported in the Condensed Consolidated Statements of Operations as follows: $5 million in realized capital gains and losses, $20 million in interest credited to contractholder funds and $5 million in contract benefits.

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
__________

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
__________

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
There were no transfers between Level 1 and Level 2 during the three months and six months ended June 30, 2018 or 2017.
Transfers into Level 3 during the three months and six months ended June 30, 2018 and 2017 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3. Transfers out of Level 3 during the three months and six months ended June 30, 2018 and 2017 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.
The following table provides valuation changes included in net income for Level 3 assets and liabilities held as of June 30.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Assets
Equity securities	$6	$2	$7	$7
Free-standing derivatives, net	—	2	—	3
Other assets	—	—	—	(1)
Total recurring Level 3 assets	$6	$4	$7	$9

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$2	$—	$25	$3
Total recurring Level 3 liabilities	$2	$—	$25	$3
The amounts in the table above represent gains and losses related to valuation changes included in net income for the period of time that the asset or liability was held and determined to be in Level 3. These gains and losses total $8 million for the three months ended June 30, 2018 and are reported as follows: $6 million in realized capital gains and losses, $1 million in interest credited to contractholder funds and $1 million in contract benefits. These gains and losses total $4 million for the three months ended June 30, 2017 and are reported as follows: $2 million in realized capital gains and losses, $2 million in net investment income, $(1) million in interest credited to contractholder funds and $1 million in contract benefits. These gains and losses total $32 million for the six months ended June 30, 2018 and are reported as follows: $7 million in realized capital gains and losses, $20 million in interest credited to contractholder funds and $5 million in contract benefits.  These gains and losses total $12 million for the six months ended June 30, 2017 and are reported as follows: $3 million in realized capital gains and losses, $7 million in net investment income, $(6) million in interest credited to contractholder funds and $8 million in contract benefits.
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.
Financial assets

($ in millions)	June 30, 2018		December 31, 2017
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$3,839	$3,879	$3,876	$4,052
Agent loans	570	562	538	536
Bank loans	447	449	437	437
The fair value measurements for mortgage loans, bank loans and agent loans are categorized as Level 3.
Financial liabilities

($ in millions)	June 30, 2018		December 31, 2017
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$9,771	$10,203	$10,331	$11,036
Liability for collateral	511	511	542	542
Notes due to related parties	140	138	140	141
The fair value measurement is Level 3 for contractholder funds on investment contracts and notes due to related parties and Level 2 for liability for collateral.
5. Derivative Financial Instruments
The Company uses derivatives for risk reduction and to increase investment portfolio returns through asset replication. Risk reduction activity is focused on managing the risks with certain assets and liabilities arising from the potential adverse impacts from changes in risk-free interest rates, changes in equity market valuations, increases in credit spreads and foreign currency fluctuations. Asset replication refers to the “synthetic” creation of assets through the use of derivatives. The Company replicates fixed income securities using a combination of a credit default swap, index total return swap, or a foreign currency forward contract and one or more highly rated fixed income securities, primarily investment grade host bonds, to synthetically replicate the economic characteristics of one or more cash market securities. The Company replicates equity securities using futures, index total return swaps, and options to increase equity exposure.
The Company utilizes several derivative strategies to manage risk. Asset-liability management is a risk management strategy that is principally employed to balance the respective interest-rate sensitivities of the Company’s assets and liabilities. Depending upon the attributes of the assets acquired and liabilities issued, derivative instruments such as interest rate swaps, caps, swaptions and futures are utilized to change the interest rate characteristics of existing assets and liabilities to ensure the relationship is maintained within specified ranges and to reduce exposure to rising or falling interest rates. Fixed income index total return swaps are used to offset valuation losses in the fixed income portfolio during periods of declining fixed income market values. Credit default swaps are typically used to mitigate the credit risk within the Company’s fixed income portfolio. Futures and options are used for hedging the equity exposure contained in the Company’s equity indexed life and annuity product contracts that offer equity returns to contractholders. In addition, the Company uses equity index total return swaps, options and futures to offset valuation losses in the equity portfolio during periods of declining equity market values. Foreign currency swaps and forwards are primarily used by the Company to reduce the foreign currency risk associated with holding foreign currency denominated investments.
The Company also has derivatives embedded in non-derivative host contracts that are required to be separated from the host contracts and accounted for at fair value with changes in fair value of embedded derivatives reported in net income. The Company’s primary embedded derivatives are equity options in life and annuity product contracts, which provide returns linked to equity indices to contractholders.
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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of June 30, 2018.

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	$13	n/a	$—	$—	$—
Financial options	Other investments	—	18	—	—	—
Equity and index contracts
Options	Other investments	—	32,622	85	85	—
Financial futures	Other assets	—	51	—	—	—
Total return index contracts
Total return swap agreements - fixed income	Other assets	19	n/a	—	—	—
Foreign currency contracts
Foreign currency forwards	Other investments	9	n/a	—	—	—
Credit default contracts
Credit default swaps – buying protection	Other investments	15	n/a	(1)	—	(1)
Credit default swaps – selling protection	Other investments	30	n/a	1	1	—
Other contracts
Other	Other assets	3	n/a	—	—	—
Total asset derivatives		$89	32,691	$85	$86	$(1)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other liabilities & accrued expenses	$28	n/a	$1	$1	$—
Financial options	Other liabilities & accrued expenses	—	574	—	—	—
Equity and index contracts
Options	Other liabilities & accrued expenses	—	32,524	(28)	—	(28)
Total return index contracts
Total return swap agreements - fixed income	Other liabilities & accrued expenses	3	n/a	—	—	—
Total return swap agreements - equity	Other liabilities & accrued expenses	21	n/a	—	—	—
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	186	n/a	1	2	(1)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	205	n/a	(19)	—	(19)
Guaranteed withdrawal benefits	Contractholder funds	252	n/a	(10)	—	(10)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,718	n/a	(228)	—	(228)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	12	n/a	—	—	—
Credit default swaps – selling protection	Other liabilities & accrued expenses	1	n/a	—	—	—
Total liability derivatives		2,426	33,098	(283)	$3	$(286)
Total derivatives		$2,515	65,789	$(198)
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

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	$15	n/a	$—	$—	$—
Equity and index contracts
Options	Other investments	—	4,485	114	114	—
Credit default contracts
Credit default swaps – buying protection	Other investments	3	n/a	—	—	—
Credit default swaps – selling protection	Other investments	80	n/a	1	1	—
Other contracts
Other	Other assets	3	n/a	—	—	—
Total asset derivatives		$101	4,485	$115	$115	$—

Liability derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$19	n/a	$2	$2	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other liabilities & accrued expenses	30	n/a	1	1	—
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	—	4,464	(53)	—	(53)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	207	n/a	(8)	—	(8)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	225	n/a	(22)	—	(22)
Guaranteed withdrawal benefits	Contractholder funds	274	n/a	(12)	—	(12)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,735	n/a	(250)	—	(250)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	34	n/a	(1)	—	(1)
Credit default swaps – selling protection	Other liabilities & accrued expenses	1	n/a	—	—	—
Subtotal		2,506	4,464	(345)	1	(346)
Total liability derivatives		2,525	4,464	(343)	$3	$(346)
Total derivatives		$2,626	8,949	$(228)
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

($ in millions)		Offsets
	Gross amount	Counter- party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
June 30, 2018
Asset derivatives	$4	$(4)	$1	$1	$—	$1
Liability derivatives	(2)	4	(7)	(5)	—	(5)

December 31, 2017
Asset derivatives	$4	$(3)	$—	$1	$—	$1
Liability derivatives	(10)	3	(2)	(9)	3	(6)

The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships. There was no hedge ineffectiveness reported in realized gains and losses for the three months and six months ended June 30, 2018 or 2017. As of June 30, 2018, the Company had no derivatives used in cash flow hedging relationships.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Gain (loss) recognized in OCI on derivatives during the period	$1	$—	$1	$(2)
Gain recognized in OCI on derivatives during the term of the hedging relationship	—	3	—	3
Gain reclassified from AOCI into income (realized capital gains and losses)	3	—	3	—
The following tables present gains and losses from valuation and settlements reported on derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations and Comprehensive Income. For the three months and six months ended June 30, 2018 and 2017, the Company had no derivatives used in fair value hedging relationships.

($ in millions)	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Three months ended June 30, 2018
Equity and index contracts	$—	$—	$10	$10
Embedded derivative financial instruments	—	1	2	3
Foreign currency contracts	7	—	—	7
Total	$7	$1	$12	$20

Six months ended June 30, 2018
Equity and index contracts	$—	$—	$6	$6
Embedded derivative financial instruments	—	5	22	27
Foreign currency contracts	4	—	—	4
Total	$4	$5	$28	$37

Three months ended June 30, 2017
Equity and index contracts	$—	$—	$9	$9
Embedded derivative financial instruments	—	1	—	1
Foreign currency contracts	(5)	—	—	(5)
Credit default contracts	1	—	—	1
Total	$(4)	$1	$9	$6

Six months ended June 30, 2017
Equity and index contracts	$(2)	$—	$22	$20
Embedded derivative financial instruments	—	8	(4)	4
Foreign currency contracts	(9)	—	—	(9)
Credit default contracts	2	—	—	2
Total	$(9)	$8	$18	$17
The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate. The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of June 30, 2018, counterparties pledged $7 million in collateral to the Company, and the Company pledged $1 million in collateral to counterparties posted under MNAs for contracts without credit-risk-contingent features. The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.
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

The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to the Company’s OTC derivatives.

($ in millions)	June 30, 2018				December 31, 2017
Rating (1)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	—	$—	$—	$—	2	$59	$3	$—
A-	2	33	1	—	—	—	—	—
BBB+	1	231	1	—	—	—	—	—
BBB	1	2	—	—	—	—	—	—
Total	4	$266	$2	$—	2	$59	$3	$—
__________

(1)	Rating is the lower of S&P or Moody’s ratings.

(2)	Only OTC derivatives with a net positive fair value are included for each counterparty.
For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts. As of June 30, 2018, counterparties pledged $1 million in collateral to the Company and the Company pledged $3 million in the form of margin deposits.
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

($ in millions)	June 30, 2018	December 31, 2017
Gross liability fair value of contracts containing credit-risk-contingent features	$2	$12
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(2)	(5)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	—	(3)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$—	$4
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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
June 30, 2018
Single name
Corporate debt	$—	$—	$—	$1	$1	$—
Index
Corporate debt	1	5	21	3	30	1
Total	$1	$5	$21	$4	$31	$1

December 31, 2017
Single name
Corporate debt	$—	$—	$—	$1	$1	$—
Index
Corporate debt	1	19	45	15	80	1
Total	$1	$19	$45	$16	$81	$1
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
6. Reinsurance
The effects of reinsurance on premiums and contract charges are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Direct	$184	$183	$369	$363
Assumed
Affiliate	61	55	121	108
Non-affiliate	185	193	374	391
Ceded
Affiliate	(12)	(13)	(25)	(26)
Non-affiliate	(70)	(71)	(138)	(141)
Premiums and contract charges, net of reinsurance	$348	$347	$701	$695

The effects of reinsurance on contract benefits are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Direct	$266	$257	$523	$516
Assumed
Affiliate	34	34	68	63
Non-affiliate	123	147	257	263
Ceded
Affiliate	(8)	(8)	(20)	(16)
Non-affiliate	(58)	(66)	(101)	(108)
Contract benefits, net of reinsurance	$357	$364	$727	$718
The effects of reinsurance on interest credited to contractholder funds are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Direct	$129	$140	$259	$276
Assumed
Affiliate	2	2	4	4
Non-affiliate	33	31	58	64
Ceded
Affiliate	(5)	(6)	(10)	(11)
Non-affiliate	(7)	(6)	(11)	(11)
Interest credited to contractholder funds, net of reinsurance	$152	$161	$300	$322
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
The aggregate liability balance related to all guarantees was not material as of June 30, 2018.
Regulation and Compliance
The Company is subject to extensive laws, regulations and regulatory actions. From time to time, regulatory authorities or legislative bodies seek to impose additional regulations regarding agent and broker compensation, regulate the nature of and amount of investments, impose fines and penalties for unintended errors or mistakes, impose additional regulations regarding cybersecurity and privacy, and otherwise expand overall regulation of insurance products and the insurance industry. In addition, the Company is subject to laws and regulations administered and enforced by federal agencies, international agencies, and other organizations, including but not limited to the Securities and Exchange Commission, the Financial Industry Regulatory Authority, and the U.S. Department of Justice. The Company has established procedures and policies to facilitate compliance with laws and regulations, to foster prudent business operations, and to support financial reporting. The Company routinely reviews its practices to validate compliance with laws and regulations and with internal procedures and policies. As a result of these reviews, from time to time the Company may decide to modify some of its procedures and policies. Such modifications, and the reviews that led to them, may be accompanied by payments being made and costs being incurred. The ultimate changes and eventual effects of these actions on the Company’s business, if any, are uncertain.
8. Other Comprehensive Income
The components of other comprehensive (loss) income on a pre-tax and after-tax basis are as follows:

($ in millions)	Three months ended June 30,
	2018			2017
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(94)	$20	$(74)	$178	$(62)	$116
Less: reclassification adjustment of realized capital gains and losses	(17)	4	(13)	(3)	1	(2)
Unrealized net capital gains and losses	(77)	16	(61)	181	(63)	118
Unrealized foreign currency translation adjustments	6	(1)	5	—	—	—
Other comprehensive (loss) income	$(71)	$15	$(56)	$181	$(63)	$118

	Six months ended June 30,
	2018			2017
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(320)	$67	$(253)	$281	$(99)	$182
Less: reclassification adjustment of realized capital gains and losses	(21)	4	(17)	(1)	—	(1)
Unrealized net capital gains and losses	(299)	63	(236)	282	(99)	183
Unrealized foreign currency translation adjustments	11	(2)	9	(5)	2	(3)
Other comprehensive (loss) income	$(288)	$61	$(227)	$277	$(97)	$180

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Allstate Life Insurance Company
Northbrook, Illinois 60062

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the “Company”), an affiliate of The Allstate Corporation, as of June 30, 2018, and the related condensed consolidated statements of operations and comprehensive income for the three month and six month periods ended June 30, 2018 and 2017, shareholder’s equity and cash flows for the six month periods ended June 30, 2018 and 2017, and the related notes (collectively referred to as the “condensed consolidated financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
August 6, 2018

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND SIX MONTH PERIODS ENDED JUNE 30, 2018 AND 2017

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
HIGHLIGHTS

•
Net income was $134 million and $224 million in the second quarter and first six months of 2018, respectively, compared to $120 million and $206 million in the second quarter and first six months of 2017, respectively.

•
Premiums and contract charges totaled $348 million in the second quarter of 2018, an increase of 0.3% from $347 million in the second quarter of 2017, and $701 million in the first six months of 2018, an increase of 0.9% from $695 million in the first six months of 2017.

•
Investments totaled $33.51 billion as of June 30, 2018, a decrease of $930 million from $34.44 billion as of December 31, 2017. Net investment income decreased 11.4% to $419 million in the second quarter of 2018 and 5.8% to $826 million in the first six months of 2018 from $473 million and $877 million in the second quarter and first six months of 2017, respectively.

•
Net realized capital gains totaled $8 million in the second quarter of 2018, compared to net realized capital losses of $4 million in the second quarter of 2017. Net realized capital losses totaled $24 million in the first six months of 2018, compared to $5 million in the first six months of 2017.

•	Contractholder funds totaled $18.02 billion as of June 30, 2018, reflecting a decrease of $576 million from $18.59 billion as of December 31, 2017.

•
On December 22, 2017, Public Law 115-97, known as the Tax Cuts and Jobs Act of 2017 (“Tax Legislation”) became effective, permanently reducing the U.S. corporate income tax rate from 35% to 21% beginning January 1, 2018. As a result, the corporate tax rate is not comparable between periods. During 2017, we revalued deferred tax assets and liabilities and recorded liabilities related to the transition to the modified territorial system for international taxation.  The impact of the Tax Legislation may differ from our preliminary estimates due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued and actions we may take as a result of the Tax Legislation. During the period ended June 30, 2018, we have not recorded any material adjustments to these provisional amounts.  We continue to refine our analysis and calculations, which could impact the provisional estimates previously recorded.  Accordingly, as of June 30, 2018, we have not fully completed our accounting for the Tax Legislation.

•
Concurrent with the adoption of the Financial Accounting Standards Board’s standard on revenue from contracts with customers and our objective of providing more information, we revised the presentation of total revenue to include other revenue. Previously, components of other revenue were presented within operating costs and expenses and primarily represent gross dealer concessions received in connection with Allstate exclusive agencies and exclusive financial specialists sales of non-proprietary products, including fixed annuities, disability insurance and long-term care insurance. Other revenue is recognized when performance obligations are fulfilled. Prior periods have been reclassified to conform to current separate presentation of other revenue.

OPERATIONS
Summary analysis Summarized financial data is presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenues
Premiums	$175	$170	$352	$339
Contract charges	173	177	349	356
Other revenue	8	10	16	21
Net investment income	419	473	826	877
Realized capital gains and losses	8	(4)	(24)	(5)
Total revenues	783	826	1,519	1,588

Costs and expenses
Contract benefits	(357)	(364)	(727)	(718)
Interest credited to contractholder funds	(152)	(161)	(300)	(322)
Amortization of deferred policy acquisition costs (“DAC”)	(39)	(43)	(78)	(84)
Operating costs and expenses	(68)	(78)	(136)	(158)
Restructuring and related charges	(2)	—	(2)	—
Interest expense	(1)	(2)	(2)	(3)
Total costs and expenses	(619)	(648)	(1,245)	(1,285)

Gain on disposition of operations	2	2	3	4
Income tax expense	(32)	(60)	(53)	(101)
Net income	$134	$120	$224	$206
Net income was $134 million in the second quarter of 2018 compared to $120 million in the second quarter of 2017. The increase was primarily due to a lower effective tax rate from the Tax Legislation, realized capital gains in the current year period compared to realized capital losses in the prior year and lower operating costs and expenses, partially offset by lower net investment income. Net income was $224 million in the first six months of 2018 compared to $206 million in the first six months of 2017. The increase was primarily due to a lower effective tax rate from the Tax Legislation, and lower interest credited to contractholder funds and operating costs and expenses, partially offset by lower net investment income and higher net realized capital losses.
Analysis of revenues Total revenues decreased 5.2% or $43 million in the second quarter of 2018 compared to the second quarter of 2017, primarily due to lower net investment income, partially offset by realized capital gains in the current year period compared to realized capital losses in the prior year. Total revenues decreased 4.3% or $69 million in the first six months of 2018 compared to the first six months of 2017, primarily due to lower net investment income and higher net realized capital losses, partially offset by higher premiums.
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

The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Underwritten products
Traditional life insurance premiums	$145	$143	$292	$286
Accident and health insurance premiums	30	27	60	53
Interest-sensitive life insurance contract charges	170	174	343	350
Subtotal	345	344	695	689

Annuities
Fixed annuity contract charges	3	3	6	6
Premiums and contract charges (1)	$348	$347	$701	$695
____________

(1)
Contract charges related to the cost of insurance totaled $123 million and $124 million in the second quarter of 2018 and 2017, respectively, and $248 million and $249 million in the first six months of 2018 and 2017, respectively.

Premiums and contract charges increased 0.3% or $1 million in the second quarter of 2018 and 0.9% or $6 million in the first six months of 2018 compared to the same periods of 2017, primarily due to growth in voluntary accident and health insurance and traditional life insurance.
Analysis of costs and expenses Total costs and expenses decreased 4.5% or $29 million in the second quarter of 2018 and 3.1% or $40 million in the first six months of 2018 compared to the same periods of 2017, primarily due to lower operating costs and expenses and lower interest credited to contractholder funds.
Contract benefits decreased 1.9% or $7 million in the second quarter of 2018 compared to the second quarter of 2017, primarily due to immediate annuity mortality experience that was favorable in comparison to the prior year, partially offset by lower reinsurance ceded on both traditional and interest-sensitive life insurance. Contract benefits increased 1.3% or $9 million in the first six months of 2018 compared to the first six months of 2017, primarily due to lower reinsurance ceded on both traditional and interest-sensitive life insurance.
We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”). This implied interest totaled $124 million and $247 million in the second quarter and first six months of 2018, respectively, compared to $127 million and $252 million in the second quarter and first six months of 2017, respectively.
The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Life insurance	$69	$74	$132	$143
Accident and health insurance	15	11	32	22
Annuities	(19)	(28)	(44)	(43)
Total benefit spread	$65	$57	$120	$122
Benefit spread increased 14.0% or $8 million in the second quarter of 2018 compared to the second quarter of 2017, primarily due to immediate annuity mortality experience that was favorable in comparison to the prior year and growth in voluntary accident and health insurance, partially offset by lower reinsurance coverage on interest-sensitive life contract benefits. Benefit spread decreased 1.6% or $2 million in the first six months of 2018 compared to the first six months of 2017, primarily due to lower reinsurance coverage on interest-sensitive life contract benefits, partially offset by growth in voluntary accident and health insurance.
Interest credited to contractholder funds decreased 5.6% or $9 million in the second quarter of 2018 and 6.8% or $22 million in the first six months of 2018 compared to the same periods of 2017, primarily due to lower average contractholder funds. Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged decreased interest credited to contractholder funds by $1 million and $6 million in the second quarter and first six months of 2018, respectively, compared to increases of $1 million in both the second quarter and first six months of 2017, respectively.

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
The investment spread is shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Investment spread before valuation changes on embedded derivatives not hedged	$142	$186	$273	$304
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	1	(1)	6	(1)
Total investment spread	$143	$185	$279	$303
Investment spread before valuation changes on embedded derivatives not hedged decreased 23.7% or $44 million in the second quarter of 2018 and 10.2% or $31 million in the first six months of 2018 compared to the same periods of 2017, primarily due to lower investment income, partially offset by lower credited interest.
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

	Three months ended June 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2018	2017	2018	2017	2018	2017
Interest-sensitive life insurance	5.4%	5.2%	3.8%	3.8%	1.6%	1.4%
Deferred fixed annuities	4.2	4.2	2.8	2.8	1.4	1.4
Immediate fixed annuities with and without life contingencies	7.1	8.9	6.0	6.0	1.1	2.9
Investments supporting capital, traditional life and other products	3.2	3.9	n/a	n/a	n/a	n/a

	Six months ended June 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2018	2017	2018	2017	2018	2017
Interest-sensitive life insurance	5.2%	5.1%	3.7%	3.8%	1.5%	1.3%
Deferred fixed annuities	4.2	4.3	2.8	2.8	1.4	1.5
Immediate fixed annuities with and without life contingencies	7.0	7.6	6.0	6.0	1.0	1.6
Investments supporting capital, traditional life and other products	3.4	3.8	n/a	n/a	n/a	n/a
Amortization of DAC The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives not hedged and changes in assumptions	$35	$39	$72	$76
Amortization relating to realized capital gains and losses (1) and valuation changes on embedded derivatives not hedged	4	4	6	8
Amortization deceleration for changes in assumptions (“DAC unlocking”)	—	—	—	—
Total amortization of DAC	$39	$43	$78	$84
_____________

(1)
The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

Amortization of DAC decreased 9.3% or $4 million in the second quarter of 2018 and 7.1% or $6 million in the first six months of 2018 compared to the same periods of 2017, primarily due to lower gross profits on interest-sensitive life insurance.
Operating costs and expenses decreased 12.8% or $10 million in the second quarter of 2018 and 13.9% or $22 million in the first six months of 2018 compared to the same periods of 2017, primarily due to lower non-deferred acquisition-related costs since we stopped assuming new term life insurance business from Allstate Assurance Company (“AAC”) effective January 1, 2018.
Analysis of reserves and contractholder funds
The following table summarizes our product liabilities.

($ in millions)	June 30,
	2018	2017
Traditional life insurance	$2,472	$2,418
Accident and health insurance	232	237
Immediate fixed annuities with life contingencies
Sub-standard structured settlements and group pension terminations (1)	5,011	5,035
Standard structured settlements and SPIA (2)	3,464	3,539
Other	88	97
Reserve for life-contingent contract benefits	$11,267	$11,326

Interest-sensitive life insurance	$7,379	$7,334
Deferred fixed annuities	7,596	8,486
Immediate fixed annuities without life contingencies	2,617	2,790
Other	424	403
Contractholder funds	$18,016	$19,013
____________

(1)
Comprises structured settlement annuities for annuitants with severe injuries or other health impairments which increased their expected mortality rate at the time the annuity was issued (“sub-standard structured settlements”) and group annuity contracts issued to sponsors of terminated pension plans.

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

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Contractholder funds, beginning balance	$18,284	$19,248	$18,592	$19,470

Deposits
Interest-sensitive life insurance	212	222	425	452
Fixed annuities	5	6	9	17
Total deposits	217	228	434	469

Interest credited	151	160	298	320

Benefits, withdrawals and other adjustments
Benefits	(201)	(225)	(415)	(453)
Surrenders and partial withdrawals	(289)	(237)	(551)	(479)
Contract charges	(160)	(163)	(322)	(327)
Net transfers from separate accounts	2	2	4	3
Other adjustments (1)	12	—	(24)	10
Total benefits, withdrawals and other adjustments	(636)	(623)	(1,308)	(1,246)

Contractholder funds, ending balance	$18,016	$19,013	$18,016	$19,013
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

Contractholder funds decreased 1.5% and 3.1% in the second quarter and first six months of 2018, respectively, primarily due to the continued runoff of our deferred fixed annuity business. We discontinued the sale of annuities over an eight year period from 2006 to 2014, but still accept additional deposits on existing contracts.
Contractholder deposits decreased 4.8% and 7.5% in the second quarter and first six months of 2018, respectively, compared to the same periods of 2017, primarily due to lower deposits on interest-sensitive life insurance and fixed annuities.
Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products increased 21.9% to $289 million in the second quarter of 2018 and 15.0% to $551 million in the first six months of 2018 from $237 million and $479 million in the second quarter and first six months of 2017, respectively. 2018 had elevated surrenders on fixed annuities resulting from a large number of contracts reaching the 30-45 day period (typically at their 5, 7 or 10 year anniversary) during which there is no surrender charge. The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 7.4% in the first six months of 2018 compared to 6.2% in the first six months of 2017.
INVESTMENTS
Portfolio composition The composition of the investment portfolio as of June 30, 2018 is presented in the following table.

($ in millions)		Percent to total
Fixed income securities (1)	$21,567	64.4%
Mortgage loans	3,839	11.4
Equity securities (2)	1,705	5.1
Limited partnership interests	3,452	10.3
Short-term investments (3)	1,066	3.2
Policy loans	557	1.7
Other	1,322	3.9
Total	$33,508	100.0%
__________

(1)	Fixed income securities are carried at fair value. Amortized cost basis for these securities was $21.04 billion.

(2)
Equity securities are carried at fair value. The fair value of equity securities held as of June 30, 2018 was $266 million in excess of cost. These net gains were primarily concentrated in the technology and consumer goods sectors and in domestic equity index funds. Beginning January 1, 2018, the periodic changes in fair value are reflected in realized capital gains and losses.

(3)	Short-term investments are carried at fair value.
Investments totaled $33.51 billion as of June 30, 2018, decreasing from $34.44 billion as of December 31, 2017, primarily due to lower fixed income valuations and net reductions in contractholder funds, partially offset by positive operating cash flows.
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

The following table presents the investment portfolio by strategy as of June 30, 2018.

($ in millions)	Market-based core	Market-based active	Performance-based	Total
Fixed income securities	$20,602	$957	$8	$21,567
Mortgage loans	3,839	—	—	3,839
Equity securities	1,442	182	81	1,705
Limited partnership interests	228	—	3,224	3,452
Short-term investments	1,011	55	—	1,066
Policy loans	557	—	—	557
Other	1,096	4	222	1,322
Total	$28,775	$1,198	$3,535	$33,508
% of total	86%	4%	10%

Unrealized net capital gains and losses
Fixed income securities	$540	$(14)	$—	$526
Limited partnership interests	—	—	1	1
Total	$540	$(14)	$1	$527
Fixed income securities by type are listed in the following table.

	Fair value as of
($ in millions)	June 30, 2018	December 31, 2017
U.S. government and agencies	$403	$804
Municipal	2,250	2,273
Corporate	17,952	19,136
Foreign government	283	299
Asset-backed securities (“ABS”)	382	385
Residential mortgage-backed securities (“RMBS”)	225	253
Commercial mortgage-backed securities (“CMBS”)	57	97
Redeemable preferred stock	15	14
Total fixed income securities	$21,567	$23,261
Fixed income securities are rated by third party credit rating agencies and/or are internally rated. As of June 30, 2018, 87.6% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P Global Ratings (“S&P”), a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Credit ratings below these designations are considered low credit quality or below investment grade, which includes high yield bonds. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit quality as of June 30, 2018.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$403	$27	$—	$—	$403	$27
Municipal	2,211	211	39	3	2,250	214
Corporate
Public	10,968	130	1,460	(14)	12,428	116
Privately placed	4,585	108	939	(3)	5,524	105
Foreign government	283	12	—	—	283	12
ABS
Collateralized debt obligations (“CDO”)	26	(2)	12	2	38	—
Consumer and other asset-backed securities (“Consumer and other ABS”)	343	—	1	—	344	—
RMBS
U.S. government sponsored entities (“U.S. Agency”)	31	2	—	—	31	2
Non-agency	14	—	180	45	194	45
CMBS	3	—	54	4	57	4
Redeemable preferred stock	15	1	—	—	15	1
Total fixed income securities	$18,882	$489	$2,685	$37	$21,567	$526
Municipal bonds totaled $2.25 billion as of June 30, 2018 with 98.3% rated investment grade and an unrealized net capital gain of $214 million. The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).
Corporate bonds, including publicly traded and privately placed, totaled $17.95 billion as of June 30, 2018, with an unrealized net capital gain of $221 million. Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.
ABS, including CDO and Consumer and other ABS, totaled $382 million as of June 30, 2018, with 96.6% rated investment grade and an unrealized net capital gain of zero. Credit risk is managed by monitoring the performance of the underlying collateral. Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.
CDO totaled $38 million as of June 30, 2018, with 68.4% rated investment grade and an unrealized net capital gain of zero. CDO consist of obligations collateralized by cash flow CDO, which are structures collateralized primarily by below investment grade senior secured corporate loans. Consumer and other ABS totaled $344 million as of June 30, 2018, with 99.7% rated investment grade.
RMBS totaled $225 million as of June 30, 2018, with 20.0% rated investment grade and an unrealized net capital gain of $47 million. The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to prepayment risk from the underlying residential mortgage loans. RMBS consists of a U.S. Agency portfolio having collateral issued or guaranteed by U.S. government agencies and a non-agency portfolio consisting of securities collateralized by Prime, Alt-A and Subprime loans. The non-agency portfolio totaled $194 million as of June 30, 2018, with 7.2% rated investment grade and an unrealized net capital gain of $45 million.
CMBS totaled $57 million as of June 30, 2018, with 5.3% rated investment grade and an unrealized net capital gain of $4 million. All of the CMBS investments are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.
Mortgage loans totaled $3.84 billion as of June 30, 2018 and primarily comprise loans secured by first mortgages on developed commercial real estate. Key considerations used to manage our exposure include property type and geographic diversification. For further detail on our mortgage loan portfolio, see Note 3 of the condensed consolidated financial statements.
Equity securities primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments. Certain exchange traded and mutual funds have fixed income securities as their underlying investments. The equity securities portfolio was $1.71 billion as of June 30, 2018.

Limited partnership interests include interests in private equity funds, real estate funds and other funds. The following table presents carrying value and other information about our limited partnership interests as of June 30, 2018.

($ in millions)	Limited partnership interests (1) (2)	Number of managers	Number of individual investments	Largest exposure to single investment
Private equity	$2,772	137	265	$146
Real estate	452	26	52	47
Other	228	5	5	96
Total	$3,452	168	322
______________________________

(1)
Due to the adoption of the recognition and measurement accounting standard, limited partnerships previously reported using the cost method are now reported at fair value. See Note 1 of the condensed consolidated financial statements.

(2)	We have commitments to invest in additional limited partnership interests totaling $1.36 billion.
Unrealized net capital gains totaled $527 million as of June 30, 2018 compared to $1.57 billion as of December 31, 2017.
The following table presents unrealized net capital gains and losses.

($ in millions)	June 30, 2018	December 31, 2017
U.S. government and agencies	$27	$36
Municipal	214	272
Corporate	221	874
Foreign government	12	20
ABS	—	2
RMBS	47	48
CMBS	4	4
Redeemable preferred stock	1	1
Fixed income securities	526	1,257
Equity securities (1)	—	308
Derivatives	—	2
EMA limited partnerships	1	1
Unrealized net capital gains and losses, pre-tax	$527	$1,568
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

The unrealized net capital gain for the fixed income portfolio totaled $526 million, comprised of $843 million of gross unrealized gains and $317 million of gross unrealized losses as of June 30, 2018. This compares to an unrealized net capital gain for the fixed income portfolio totaling $1.26 billion, comprised of $1.36 billion of gross unrealized gains and $98 million of gross unrealized losses as of December 31, 2017. Fixed income valuations decreased primarily due to an increase in risk-free interest rates and wider credit spreads.

Gross unrealized gains and losses on fixed income securities by type and sector as of June 30, 2018 are provided in the following table.

($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
Corporate:
Consumer goods (cyclical and non-cyclical)	$4,927	$84	$(99)	$4,912
Capital goods	2,244	39	(51)	2,232
Utilities	3,421	227	(49)	3,599
Communications	1,296	21	(23)	1,294
Banking	796	6	(20)	782
Technology	987	10	(14)	983
Transportation	941	37	(14)	964
Financial services	1,031	29	(13)	1,047
Basic industry	883	26	(12)	897
Energy	1,074	44	(9)	1,109
Other	131	4	(2)	133
Total corporate fixed income portfolio	17,731	527	(306)	17,952
U.S. government and agencies	376	27	—	403
Municipal	2,036	218	(4)	2,250
Foreign government	271	12	—	283
ABS	382	4	(4)	382
RMBS	178	48	(1)	225
CMBS	53	6	(2)	57
Redeemable preferred stock	14	1	—	15
Total fixed income securities	$21,041	$843	$(317)	$21,567
The consumer goods, utilities and capital goods sectors comprise 27%, 20% and 12%, respectively, of the fair value of our corporate fixed income securities portfolio as of June 30, 2018. The consumer goods, capital goods and utilities sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of June 30, 2018. In general, the gross unrealized losses are related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase. Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.

Net investment income The following table presents net investment income.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Fixed income securities	$247	$269	$498	$537
Mortgage loans	53	45	97	94
Equity securities	16	14	23	29
Limited partnership interests (1)	92	135	188	200
Short-term investments	5	2	9	3
Policy loans	8	7	15	15
Other	23	21	45	40
Investment income, before expense	444	493	875	918
Investment expense (2) (3)	(25)	(20)	(49)	(41)
Net investment income	$419	$473	$826	$877

Market-based core	$335	$343	$656	$685
Market-based active	10	9	19	19
Performance-based	99	141	200	214
Investment income, before expense	$444	$493	$875	$918
______________________________

(1)
Due to the adoption of the recognition and measurement accounting standard, limited partnerships previously reported using the cost method are now reported at fair value with changes in fair value recognized in net investment income.

(2)
Investment expense includes $6 million and $4 million of investee level expenses in the second quarter of 2018 and 2017, respectively, and $11 million and $8 million in the first six months of 2018 and 2017, respectively. Investee level expenses include depreciation and asset level operating expenses on directly held real estate and other consolidated investments.

(3)
Investment expense includes $2 million and $1 million related to the portion of reinvestment income on securities lending collateral paid to the counterparties in the second quarter of 2018 and 2017, respectively, and $4 million and $2 million in the first six months of 2018 and 2017, respectively.

Net investment income decreased 11.4% or $54 million in the second quarter of 2018 and 5.8% or $51 million in the first six months of 2018 compared to the same periods of 2017, primarily due to lower performance-based investment results, mainly from limited partnership interests, and lower average investment balances.
Performance-based investments primarily include private equity and real estate. The following table presents investment income for performance-based investments.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Limited partnerships
Private equity	$76	$104	$164	$161
Real estate	16	31	24	39
Performance-based - limited partnerships	92	135	188	200

Non-limited partnerships
Private equity	1	2	1	6
Real estate	6	4	11	8
Performance-based - non-limited partnerships	7	6	12	14

Total
Private equity	77	106	165	167
Real estate	22	35	35	47
Total performance-based	$99	$141	$200	$214

Investee level expenses (1)	$(6)	$(4)	$(11)	$(8)
______________________________

(1)	Investee level expenses include depreciation and asset level operating expenses reported in investment expense.
Performance-based investment income decreased 29.8% or $42 million in the second quarter of 2018 and 6.5% or $14 million in the first six months of 2018 compared to the same periods of 2017, primarily due to the prior periods including strong equity market appreciation and sales of underlying investments.

Performance-based investment results and income can vary significantly between periods and are influenced by economic conditions, equity market performance, comparable public company earnings multiples, capitalization rates, operating performance of the underlying investments and the timing of asset sales.
Realized capital gains and losses The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Impairment write-downs
Fixed income securities	$(1)	$(4)	$(2)	$(13)
Equity securities (1)	—	(4)	—	(11)
Limited partnership interests	—	(4)	—	(7)
Other investments	(1)	—	(1)	(2)
Total impairment write-downs	(2)	(12)	(3)	(33)
Change in intent write-downs (1)	—	(1)	—	(4)
Net OTTI losses recognized in earnings	(2)	(13)	(3)	(37)
Sales (1)	(7)	13	(12)	41
Valuation of equity investments (1)	10	—	(13)	—
Valuation and settlements of derivative instruments	7	(4)	4	(9)
Realized capital gains and losses, pre-tax	8	(4)	(24)	(5)
Income tax (expense) benefit	(2)	1	5	1
Realized capital gains and losses, after-tax	$6	$(3)	$(19)	$(4)

Market-based core	$(5)	$(1)	$(27)	$—
Market-based active	(4)	6	(10)	10
Performance-based	17	(9)	13	(15)
Realized capital gains and losses, pre-tax	$8	$(4)	$(24)	$(5)
______________________________

(1)
Due to the adoption of the recognition and measurement accounting standard, equity securities are reported at fair value with changes in fair value recognized in valuation of equity investments and are no longer included in impairment write-downs, change in intent write-downs, and sales.

Net realized capital gains in the second quarter of 2018 primarily related to increased valuation of equity investments and gains on valuation of derivative instruments, partially offset by losses on sales of fixed income securities. Net realized capital losses in the first six months of 2018 were primarily related to declines in the valuation of equity investments and losses on sales of fixed income securities.
Sales resulted in $7 million and $12 million of net realized capital losses in the three and six months ended June 30, 2018, respectively. Sales related primarily to fixed income securities in connection with ongoing portfolio management.
Valuation of equity investments resulted in net realized capital gains of $10 million for the three months ended June 30, 2018, which included $20 million of appreciation in the valuation of equity securities and $10 million in declines in value primarily for certain limited partnerships where the underlying assets are predominately public equity securities. Valuation of equity investments resulted in net realized capital losses of $13 million for the six months ended June 30, 2018, which included $7 million of declines in value primarily for certain limited partnerships where the underlying assets are predominately public equity securities and $6 million of declines in the valuation of equity securities.
Valuation and settlements of derivative instruments generated net realized capital gains of $7 million and $4 million for the three months and six months ended June 30, 2018, respectively, and were primarily comprised of gains on foreign currency contracts due to the strengthening of the U.S. Dollar.

The following table presents realized capital gains and losses for performance-based investments.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Limited partnerships (1)	$—	$(3)	$—	$(6)
Non-limited partnerships	17	(6)	13	(9)
Total performance-based	$17	$(9)	$13	$(15)
______________________________

(1)	Excludes limited partnership interests where the underlying assets are predominately public equity securities held in the market-based portfolio.
Net realized capital gains on performance-based investments were $17 million in the second quarter of 2018 and $13 million in the first six months of 2018. Both periods included appreciation in the valuation of equity investments and derivative gains related to the hedging of foreign currency risk.
CAPITAL RESOURCES AND LIQUIDITY
Capital resources consist of shareholder’s equity and notes due to related parties, representing funds deployed or available to be deployed to support business operations. The following table summarizes our capital resources.

($ in millions)	June 30, 2018	December 31, 2017
Common stock, retained income and additional capital paid-in	$6,548	$6,010
Accumulated other comprehensive income	380	845
Total shareholder’s equity	6,928	6,855
Notes due to related parties	140	140
Total capital resources	$7,068	$6,995
Shareholder’s equity increased in the first six months of 2018, primarily due to net income, partially offset by decreased unrealized net capital gains on investments.
Financial ratings and strength Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, the current level of operating leverage and Allstate Insurance Company’s (“AIC”) ratings. In April 2018, A.M. Best affirmed our insurance financial strength rating of A+ and the outlook for the rating is stable. In August 2018, S&P affirmed our insurance financial strength rating of A+ and the outlook for the rating is stable. There have been no changes to our rating from Moody’s since December 31, 2017.
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
Allstate parent company capital capacity At the parent holding company level, the Corporation has deployable assets totaling $3.42 billion as of June 30, 2018 comprising cash and investments that are generally saleable within one quarter. This provides funds for the parent company’s fixed charges and other corporate purposes.
The Company has access to resources to support liquidity through the Corporation as follows. The amount available to the Company is at the discretion of the Corporation.

•
A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs. As of June 30, 2018, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•
A $1.00 billion unsecured revolving credit facility that is available for short-term liquidity requirements. The maturity date of this facility is April 2021. The facility is fully subscribed among 11 lenders with the largest commitment being $115 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing. This facility has a financial covenant requiring that the Corporation not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 15.2% as of June 30, 2018. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Corporation’s senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during the second quarter of 2018.

•
A universal shelf registration statement that was filed by the Corporation with the Securities and Exchange Commission (“SEC”) on April 30, 2018. The Corporation can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 553 million shares of treasury stock as of June 30, 2018), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities the Corporation issues under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure Contractholder funds were $18.02 billion as of June 30, 2018. The following table summarizes contractholder funds by their contractual withdrawal provisions as of June 30, 2018.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$2,883	16.0%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	4,561	25.3
Market value adjustments (2)	1,189	6.6
Subject to discretionary withdrawal without adjustments (3)	9,383	52.1
Total contractholder funds (4)	$18,016	100.0%

____________

(1)	Includes $870 million of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)
$679 million of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 1, 5, 7 or 10 years) during which there is no surrender charge or market value adjustment.

(3)	89% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)	Includes $722 million of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.
Retail life and annuity products may be surrendered by customers for a variety of reasons. Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs. Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications. In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement. The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 7.4% and 6.2% in the first six months of 2018 and 2017, respectively. We strive to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.
Our asset-liability management practices enable us to manage the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance and annuity product obligations.
Cash flows As reflected in our Condensed Consolidated Statements of Cash Flows, lower cash provided by operating activities in the first six months of 2018 compared to the first six months of 2017 was primarily due to increased payments for contract benefits and higher tax payments, partially offset by higher premiums.
Lower cash provided by investing activities in the first six months of 2018 compared to the first six months of 2017 was the result of an increase in short-term investments, decreased limited partnership distributions and higher originations related to mortgage loans.
Lower cash used in financing activities in the first six months of 2018 compared to the first six months of 2017 was primarily due to the dividends paid to AIC in 2017.

RECENT DEVELOPMENTS
Department of Labor (“DOL”). In March 2018, the U.S. Court of Appeals for the Fifth Circuit overturned the DOL Fiduciary Rule (the “Rule”) and the ruling took effect in June 2018. This ruling vacates the Rule in total, including those requirements, such as the impartial conduct standards, that became effective in June 2017. Other state and federal regulators, such as the SEC, are considering implementation of best interest standards.
Life Risk-based capital (“RBC”) changes as a result of Tax Legislation. The National Association of Insurance Commissioners is anticipated to approve a change in the RBC formula to reflect the impact of the Tax Legislation on year-end 2018 RBC calculations for life insurers.  Since RBC requirements are net of tax, the decrease in the tax rate from 35% to 21% results in an increase in the amount of after-tax RBC required to be held by the Company.  Changes in capital requirements could decrease deployable capital and potentially reduce future dividends to AIC.
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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2018, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
Item 6.  Exhibits

(a)            Exhibits

The following is a list of exhibits filed as part of this Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated August 6, 2018, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company
(Registrant)

August 6, 2018
	By	/s/ Eric K. Ferren
Eric K. Ferren
Senior Vice President, Controller, and Chief Accounting Officer
(Authorized Signatory and Principal Accounting Officer)