Form 10-Q
period 2018-09-30
ALLSTATE LIFE INSURANCE CO
filed 2018-11-05
CIK 352736

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

The registrant meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes   X             No ___

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes   X             No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ____	Accelerated filer ____

Non-accelerated filer X	Smaller reporting company ____

Emerging growth company ____

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.   ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ___           No   X

As of November 5, 2018, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY

INDEX TO QUARTERLY REPORT ON FORM 10-Q

September 30, 2018

PART I	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Month and Nine Month Periods Ended September 30, 2018 and 2017 (unaudited)	1

	Condensed Consolidated Statements of Financial Position as of September 30, 2018 (unaudited) and December 31, 2017	2

	Condensed Consolidated Statements of Shareholder’s Equity for the Nine Month Periods Ended September 30, 2018 and 2017 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2018 and 2017 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

	Report of Independent Registered Public Accounting Firm	35

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Highlights	36
	Operations	37
	Investments	42
	Capital Resources and Liquidity	49
	Forward-Looking Statements	51

Item 4.	Controls and Procedures	52

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	53

Item 1A.	Risk Factors	53

Item 6.	Exhibits	53

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
	(unaudited)		(unaudited)
Revenues
Premiums	$174	$172	$526	$511
Contract charges	170	174	519	530
Other revenue	10	9	26	30
Net investment income	385	439	1,211	1,316
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(3)	(4)	(5)	(45)
OTTI losses reclassified from other comprehensive income (“OCI”)	(1)	(2)	(2)	2
Net OTTI losses recognized in earnings	(4)	(6)	(7)	(43)
Sales and valuation changes on equity investments and derivatives	52	25	31	57
Total realized capital gains and losses	48	19	24	14
	787	813	2,306	2,401
Costs and expenses
Contract benefits	362	331	1,089	1,049
Interest credited to contractholder funds	150	161	450	483
Amortization of deferred policy acquisition costs	39	32	117	116
Operating costs and expenses	63	78	199	236
Restructuring and related charges	—	1	2	1
Interest expense	1	1	3	4
	615	604	1,860	1,889

Gain on disposition of operations	1	1	4	5

Income from operations before income tax expense	173	210	450	517

Income tax (benefit) expense	(20)	70	33	171

Net income	193	140	417	346

Other comprehensive (loss) income, after-tax
Change in unrealized net capital gains and losses	(44)	45	(280)	228
Change in unrealized foreign currency translation adjustments	(9)	8	—	5
Other comprehensive (loss) income, after-tax	(53)	53	(280)	233

Comprehensive income	$140	$193	$137	$579

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	September 30, 2018	December 31, 2017
Assets	(unaudited)
Investments
Fixed income securities, at fair value (amortized cost $21,291 and $22,004)	$21,752	$23,261
Mortgage loans	3,923	3,876
Equity securities, at fair value (cost $1,193 and $1,306)	1,483	1,614
Limited partnership interests	3,394	3,147
Short-term, at fair value (amortized cost $926 and $725)	926	725
Policy loans	564	561
Other	1,343	1,254
Total investments	33,385	34,438
Cash	71	145
Deferred policy acquisition costs	1,220	1,156
Reinsurance recoverables from non-affiliates	2,165	2,243
Reinsurance recoverables from affiliates	424	437
Accrued investment income	263	263
Other assets	476	501
Separate Accounts	3,282	3,422
Total assets	$41,286	$42,605
Liabilities
Contractholder funds	$17,759	$18,592
Reserve for life-contingent contract benefits	11,255	11,625
Unearned premiums	4	4
Payable to affiliates, net	35	55
Other liabilities and accrued expenses	1,088	1,076
Deferred income taxes	755	836
Notes due to related parties	140	140
Separate Accounts	3,282	3,422
Total liabilities	34,318	35,750
Commitments and Contingent Liabilities (Note 7)
Shareholder’s equity
Redeemable preferred stock - series A, $100 par value, 1,500,000 shares authorized, none issued	—	—
Redeemable preferred stock - series B, $100 par value, 1,500,000 shares authorized, none issued	—	—
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	2,024	2,024
Retained income	4,612	3,981
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	50	47
Other unrealized net capital gains and losses	315	1,186
Unrealized adjustment to DAC, DSI and insurance reserves	(48)	(398)
Total unrealized net capital gains and losses	317	835
Unrealized foreign currency translation adjustments	10	10
Total accumulated other comprehensive income (“AOCI”)	327	845
Total shareholder’s equity	6,968	6,855
Total liabilities and shareholder’s equity	$41,286	$42,605

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

($ in millions)	Nine months ended September 30,
	2018	2017
	(unaudited)
Common stock	$5	$5

Additional capital paid-in
Balance, beginning of period	2,024	1,990
Gain on reinsurance with an affiliate	—	34
Balance, end of period	2,024	2,024

Retained income
Balance, beginning of period	3,981	3,736
Cumulative effect of change in accounting principle	314	—
Net income	417	346
Dividends	(100)	(500)
Balance, end of period	4,612	3,582

Accumulated other comprehensive income
Balance, beginning of period	845	678
Cumulative effect of change in accounting principle	(238)	—
Change in unrealized net capital gains and losses	(280)	228
Change in unrealized foreign currency translation adjustments	—	5
Balance, end of period	327	911

Total shareholder’s equity	$6,968	$6,522

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Nine months ended September 30,
	2018	2017
Cash flows from operating activities	(unaudited)
Net income	$417	$346
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(44)	(49)
Realized capital gains and losses	(24)	(14)
Gain on disposition of operations	(4)	(5)
Interest credited to contractholder funds	450	483
Changes in:
Policy benefits and other insurance reserves	(472)	(425)
Deferred policy acquisition costs	55	27
Reinsurance recoverables, net	51	45
Income taxes	(51)	156
Other operating assets and liabilities	69	(185)
Net cash provided by operating activities	447	379
Cash flows from investing activities
Proceeds from sales
Fixed income securities	4,057	3,319
Equity securities	1,114	1,062
Limited partnership interests	223	347
Other investments	16	7
Investment collections
Fixed income securities	1,077	1,226
Mortgage loans	349	450
Other investments	137	140
Investment purchases
Fixed income securities	(4,470)	(3,529)
Equity securities	(919)	(1,028)
Limited partnership interests	(426)	(479)
Mortgage loans	(395)	(246)
Other investments	(201)	(162)
Change in short-term investments, net	(124)	(79)
Change in policy loans and other investments, net	(46)	(32)
Net cash provided by investing activities	392	996
Cash flows from financing activities
Contractholder fund deposits	577	605
Contractholder fund withdrawals	(1,418)	(1,362)
Dividends paid	(100)	(500)
Other	28	(14)
Net cash used in financing activities	(913)	(1,271)
Net (decrease) increase in cash	(74)	104
Cash at beginning of period	145	138
Cash at end of period	$71	$242

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

The condensed consolidated financial statements and notes as of September 30, 2018 and for the three month and nine month periods ended September 30, 2018 and 2017 are unaudited.  The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods.  These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2017.  The results of operations for the interim periods should not be considered indicative of results to be expected for the full year.  All significant intercompany accounts and transactions have been eliminated.

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

Dividends

The Company paid cash dividends of $100 million to AIC in third quarter 2018.

Premiums and contract charges

The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Premiums
Traditional life insurance	$143	$143	$435	$429
Accident and health insurance	31	29	91	82
Total premiums	174	172	526	511

Contract charges
Interest-sensitive life insurance	165	170	508	520
Fixed annuities	5	4	11	10
Total contract charges	170	174	519	530
Total premiums and contract charges	$344	$346	$1,045	$1,041

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

Changes to significant accounting policies

Investments

Changes were made to the Company’s Significant Accounting Policies upon adoption of new FASB guidance related to the recognition and measurement of financial assets.  Equity securities primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments.  Equity securities are carried at fair value.  The periodic change in fair value of equity securities is recognized within realized capital gains and losses on the Condensed Consolidated Statements of Operations and Comprehensive Income effective January 1, 2018.

Investments in limited partnership interests include interests in private equity funds, real estate funds and other funds.  Where the Company’s interest is so minor that it exercises virtually no influence over operating and financial policies, investments in limited partnership interests purchased prior to January 1, 2018 are accounted for at fair value primarily utilizing the net asset value (“NAV”) as a practical expedient to determine fair value.  All other investments in limited partnership interests, including those purchased subsequent to January 1, 2018, are accounted for in accordance with the equity method of accounting (“EMA”).

Investment income from limited partnership interests carried at fair value is recognized based upon the changes in fair value of the investee’s equity primarily determined using NAV.  Income from EMA limited partnership interests is recognized based on the Company’s share of the partnerships’ earnings.  Income from EMA limited partnership interests is generally recognized on a three month delay due to the availability of the related financial statements from investees.

Tax Reform

On December 22, 2017, Public Law 115-97, known as the Tax Cuts and Jobs Act of 2017 (“Tax Legislation”) became effective, permanently reducing the U.S. corporate income tax rate from 35% to 21% beginning January 1, 2018.  As a result, the corporate tax rate is not comparable between periods.

During 2017, the Company revalued its deferred tax assets and liabilities and recorded liabilities related to the transition to the modified territorial system for international taxation.  The impact of the Tax Legislation was adjusted from the Company’s preliminary estimate due to, among other things, changes in interpretations and assumptions the Company previously made, guidance that was issued and actions the Company took as a result of the Tax Legislation.  During the third quarter of 2018, the Company recorded a reduction of $53 million to income tax expense related to these provisional amounts.  The Company may make adjustments to these provisional amounts as additional information becomes available and future guidance is issued by the Internal Revenue Service.

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

Accounting for Hedging Activities

In August 2017, the FASB issued amendments intended to better align hedge accounting with an organization’s risk management activities.  The amendments expand hedge accounting for nonfinancial and financial risk components and revise the measurement methodologies to better align with an organization’s risk management activities.  Separate presentation of hedge ineffectiveness is eliminated to provide greater transparency of the full impact of hedging by requiring presentation of the results of the hedged item and hedging instrument in a single financial statement line item.  In addition, the amendments are designed to reduce complexity by simplifying the manner in which assessments of hedge effectiveness may be performed.  The guidance is effective for reporting periods beginning after December 15, 2018.  The presentation and disclosure guidance is effective on a prospective basis.  The impact of adoption is not expected to be material to the Company’s results of operations or financial position.

Accounting for Long-Duration Insurance Contracts

In August 2018, the FASB issued guidance revising the accounting for certain long-duration insurance contracts.  The new guidance changes the measurement of the Company’s reserves for traditional life, life-contingent immediate annuities and certain voluntary accident and health insurance products.  Under the new guidance, measurement assumptions, including those for mortality, morbidity and policy terminations, will be required to be reviewed and updated at least annually.  The effect of updating measurement assumptions other than the discount rate are required to be determined on a retrospective basis and reported in net income.  In addition, cash flows under the new guidance are required to be discounted using an upper-medium grade fixed income instrument yield that is updated through OCI at each reporting date.  These changes will replace current GAAP, which utilizes assumptions set at policy issuance until such time as the assumptions result in reserves that are deficient when compared to reserves computed using current assumptions.  When this occurs under current GAAP, premium deficiency reserves are recognized by unlocking reserve assumptions to eliminate a reserve deficiency.

The new guidance requires DAC and other capitalized balances currently amortized in proportion to premiums or gross profits to be amortized on a constant level basis over the expected term for all long-duration insurance contracts.  DAC will not be subject to loss recognition testing but rather will be reduced when actual experience exceeds expected experience (i.e. as a result of unexpected contract terminations).  The new guidance will no longer require adjustments to DAC and deferred sales inducement costs (“DSI”) related to unrealized gains and losses.

Market risk benefit product features are required to be measured at fair value with changes in fair value recorded in net income with the exception of changes in the fair value attributable to a change in the instrument’s credit risk, which are required to be recognized in OCI.  Substantially all of the Company’s market risk benefits are reinsured and therefore these impacts are not expected to be material to the Company.

The guidance is to be included in the comparable financial statements issued in reporting periods beginning after December 15, 2020, thereby requiring restatement of prior periods presented.  Early adoption is permitted.  The new guidance will be applied to affected contracts and DAC on the basis of existing carrying amounts at the earliest period presented or the new guidance may be applied retrospectively using actual historical experience as of contract inception.  The guidance for market risk benefits is required to be adopted retrospectively.

The Company is evaluating the anticipated impacts of applying the new guidance to both retained income and AOCI.  While the requirements of the new guidance represent a material change from existing GAAP, the underlying economics of the business and related cash flows are unchanged.  The Company has not completed an evaluation of the specific impacts of adopting the new guidance, but anticipates the financial statement impact of migrating from existing GAAP to that required by the new guidance to be material, largely attributed to the impact of transitioning from an original investment-based discount rate to one based on an upper-medium grade fixed income investment yield and updates to mortality assumptions that had previously been locked in at issuance.  The Company expects the most significant impacts will occur in the run-off annuity business.  The revised accounting for DAC will be applied prospectively using the new model and any DAC effects existing in AOCI as a result of applying existing GAAP will be reversed.

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

2.  Supplemental Cash Flow Information

Non-cash investing activities include $38 million and $16 million related to mergers and exchanges completed with equity securities, fixed income securities and limited partnerships, and modifications of certain mortgage loans for the nine months ended September 30, 2018 and 2017, respectively.  Liabilities for collateral received in conjunction with the Company’s securities lending program and over-the-counter (“OTC”) and cleared derivatives are reported in other liabilities and accrued expenses or other investments.  The accompanying cash flows are included in cash flows from operating activities in the Condensed Consolidated Statements of Cash Flows along with the activities resulting from management of the proceeds, which are as follows:

($ in millions)	Nine months ended September 30,
	2018	2017
Net change in proceeds managed
Net change in fixed income securities	$78	$38
Net change in short-term investments	(72)	(64)
Operating cash flow provided (used)	6	(26)
Net change in cash	—	1
Net change in proceeds managed	$6	$(25)
Net change in liabilities
Liabilities for collateral, beginning of period	$(542)	$(550)
Liabilities for collateral, end of period	(536)	(575)
Operating cash flow (used) provided	$(6)	$25

3.  Investments

Fair values

The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
September 30, 2018
U.S. government and agencies	$592	$24	$(2)	$614
Municipal	2,002	190	(6)	2,186
Corporate	17,982	488	(297)	18,173
Foreign government	169	8	—	177
Asset-backed securities (“ABS”)	324	4	(3)	325
Residential mortgage-backed securities (“RMBS”)	166	48	—	214
Commercial mortgage-backed securities (“CMBS”)	43	7	(1)	49
Redeemable preferred stock	13	1	—	14
Total fixed income securities	$21,291	$770	$(309)	$21,752

December 31, 2017
U.S. government and agencies	$768	$38	$(2)	$804
Municipal	2,001	275	(3)	2,273
Corporate	18,262	960	(86)	19,136
Foreign government	279	20	—	299
ABS	383	6	(4)	385
RMBS	205	49	(1)	253
CMBS	93	6	(2)	97
Redeemable preferred stock	13	1	—	14
Total fixed income securities	$22,004	$1,355	$(98)	$23,261

Scheduled maturities

The scheduled maturities for fixed income securities are as follows as of September 30, 2018:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$1,161	$1,170
Due after one year through five years	8,322	8,420
Due after five years through ten years	7,251	7,212
Due after ten years	4,024	4,362
	20,758	21,164
ABS, RMBS and CMBS	533	588
Total	$21,291	$21,752

Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers.  ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.

Net investment income

Net investment income is as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Fixed income securities	$247	$263	$745	$800
Mortgage loans	44	46	141	140
Equity securities	7	9	30	38
Limited partnership interests (1) (2)	74	115	262	315
Short-term investments	7	3	16	6
Policy loans	8	8	23	23
Other	23	17	68	57
Investment income, before expense	410	461	1,285	1,379
Investment expense	(25)	(22)	(74)	(63)
Net investment income	$385	$439	$1,211	$1,316

_______________

(1)          Due to the adoption of the recognition and measurement accounting standard, limited partnerships previously reported using the cost method are now reported at fair value with changes in fair value recognized in net investment income.

(2)          Includes net investment income of $39 million and $179 million for EMA limited partnership interests and $35 million and $83 million for limited partnership interests carried at fair value for the three months and nine months ended September 30, 2018, respectively.

Realized capital gains and losses

Realized capital gains and losses by asset type are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Fixed income securities	$(8)	$4	$(26)	$(9)
Mortgage loans	—	1	2	1
Equity securities	56	7	50	3
Limited partnership interests	(4)	11	(12)	34
Derivatives	4	(4)	11	(13)
Other	—	—	(1)	(2)
Realized capital gains and losses	$48	$19	$24	$14

Realized capital gains and losses by transaction type are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Impairment write-downs (1)	$(4)	$(6)	$(7)	$(39)
Change in intent write-downs (1)	—	—	—	(4)
Net OTTI losses recognized in earnings	(4)	(6)	(7)	(43)
Sales (1)	(2)	29	(14)	70
Valuation of equity investments (1)	50	—	37	—
Valuation and settlements of derivative instruments	4	(4)	8	(13)
Realized capital gains and losses	$48	$19	$24	$14

_______________

(1)          Due to the adoption of the recognition and measurement accounting standard, equity securities are reported at fair value with changes in fair value recognized in valuation of equity investments and are no longer included in impairment write-downs, change in intent write-downs and sales.

Gross gains of $5 million and $22 million and gross losses of $9 million and $8 million were realized on sales of fixed income securities during the three months ended September 30, 2018 and 2017, respectively.  Gross gains of $25 million and $77 million and gross losses of $45 million and $52 million were realized on sales of fixed income and equity securities during the nine months ended September 30, 2018 and 2017, respectively.

Valuation changes included in net income for investments still held as of September 30, 2018 are as follows:

($ in millions)	Three months ended September 30,	Nine months ended September 30,
	2018	2018
Equity securities (1)	$51	$71
Limited partnership interests carried at fair value (1)	35	84
Total valuation changes	$86	$155

______________

(1)          Investments held at the end of a prior quarter that were sold in the current quarter are not included in the year-to-date amounts shown in the table above; therefore, the sum of the quarterly amounts may not equal the year-to-date amount.

OTTI losses by asset type are as follows:

($ in millions)	Three months ended September 30, 2018			Three months ended September 30, 2017
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$—	$—	$—	$—	$—	$—
ABS	—	(1)	(1)	(1)	—	(1)
RMBS	—	—	—	—	—	—
CMBS	(3)	—	(3)	1	(2)	(1)
Total fixed income securities	(3)	(1)	(4)	—	(2)	(2)
Mortgage loans	—	—	—	(1)	—	(1)
Equity securities (1)	—	—	—	(1)	—	(1)
Limited partnership interests (1)	—	—	—	(2)	—	(2)
Other	—	—	—	—	—	—
OTTI losses	$(3)	$(1)	$(4)	$(4)	$(2)	$(6)

	Nine months ended September 30, 2018			Nine months ended September 30, 2017
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$—	$—	$—	$(1)	$—	$(1)
Corporate	—	—	—	(7)	3	(4)
ABS	—	(1)	(1)	(1)	—	(1)
RMBS	(1)	—	(1)	—	(2)	(2)
CMBS	(3)	(1)	(4)	(8)	1	(7)
Total fixed income securities	(4)	(2)	(6)	(17)	2	(15)
Mortgage loans	—	—	—	(1)	—	(1)
Equity securities (1)	—	—	—	(16)	—	(16)
Limited partnership interests (1)	—	—	—	(9)	—	(9)
Other	(1)	—	(1)	(2)	—	(2)
OTTI losses	$(5)	$(2)	$(7)	$(45)	$2	$(43)

_______________

(1)          Due to the adoption of the recognition and measurement accounting standard, equity securities and limited partnerships previously reported using the cost method are now reported at fair value with changes in fair value recognized in net income and are no longer included in the table above.

The total amount of OTTI losses included in AOCI at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table.  The amounts exclude $110 million and $113 million as of September 30, 2018 and December 31, 2017, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	September 30, 2018	December 31, 2017
Municipal	$(4)	$(4)
Corporate	—	—
ABS	(6)	(8)
RMBS	(33)	(37)
CMBS	(3)	(4)
Total	$(46)	$(53)

Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Beginning balance	$(124)	$(160)	$(138)	$(176)
Additional credit loss for securities previously other-than-temporarily impaired	(3)	(2)	(5)	(7)
Additional credit loss for securities not previously other-than-temporarily impaired	(1)	—	(1)	(8)
Reduction in credit loss for securities disposed or collected	2	13	18	42
Change in credit loss due to accretion of increase in cash flows	1	—	1	—
Ending balance	$(125)	$(149)	$(125)	$(149)

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

Unrealized net capital gains and losses

Unrealized net capital gains and losses included in AOCI are as follows:

($ in millions)		Gross unrealized		Unrealized net
September 30, 2018	Fair value	Gains	Losses	gains (losses)
Fixed income securities	$21,752	$770	$(309)	$461
Short-term investments	926	—	—	—
EMA limited partnerships (1)				1
Unrealized net capital gains and losses, pre-tax				462
Amounts recognized for:
Insurance reserves (2)				—
DAC and DSI (3)				(61)
Amounts recognized				(61)
Deferred income taxes				(84)
Unrealized net capital gains and losses, after-tax				$317

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

($ in millions)		Gross unrealized		Unrealized net
December 31, 2017	Fair value	Gains	Losses	gains (losses)
Fixed income securities	$23,261	$1,355	$(98)	$1,257
Equity securities	1,614	311	(3)	308
Short-term investments	725	—	—	—
Derivative instruments (1)	2	2	—	2
EMA limited partnerships				1
Unrealized net capital gains and losses, pre-tax				1,568
Amounts recognized for:
Insurance reserves				(315)
DAC and DSI				(189)
Amounts recognized				(504)
Deferred income taxes				(229)
Unrealized net capital gains and losses, after-tax				$835

_______________

(1)           Included in the fair value of derivative instruments is $2 million classified as liabilities.

Change in unrealized net capital gains and losses

The change in unrealized net capital gains and losses for the nine months ended September 30, 2018 is as follows:

($ in millions)
Fixed income securities	$(796)
Equity securities (1)	—
Derivative instruments	(2)
Total	(798)
Amounts recognized for:
Insurance reserves	315
DAC and DSI	128
Amounts recognized	443
Deferred income taxes	75
Decrease in unrealized net capital gains and losses, after-tax	$(280)

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

($ in millions)	Less than 12 months			12 months or more			Total
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses	unrealized losses

September 30, 2018
Fixed income securities
U.S. government and agencies	22	$311	$(2)	1	$—	$—	$(2)
Municipal	79	148	(3)	2	17	(3)	(6)
Corporate	1,202	7,487	(179)	198	1,626	(118)	(297)
Foreign government	—	—	—	—	—	—	—
ABS	39	161	(1)	7	15	(2)	(3)
RMBS	60	4	—	39	10	—	—
CMBS	6	18	—	2	—	(1)	(1)
Redeemable preferred stock	—	—	—	—	—	—	—
Total fixed income securities	1,408	$8,129	$(185)	249	$1,668	$(124)	$(309)
Investment grade fixed income securities	1,097	$6,971	$(156)	213	$1,552	$(110)	$(266)
Below investment grade fixed income securities	311	1,158	(29)	36	116	(14)	(43)
Total fixed income securities	1,408	$8,129	$(185)	249	$1,668	$(124)	$(309)

December 31, 2017
Fixed income securities
U.S. government and agencies	17	$443	$(2)	2	$25	$—	$(2)
Municipal	4	14	—	1	11	(3)	(3)
Corporate	456	2,899	(28)	144	1,324	(58)	(86)
ABS	33	170	(1)	8	24	(3)	(4)
RMBS	70	3	—	56	18	(1)	(1)
CMBS	2	1	—	6	23	(2)	(2)
Redeemable preferred stock	1	—	—	—	—	—	—
Total fixed income securities	583	3,530	(31)	217	1,425	(67)	(98)
Equity securities	87	66	(3)	1	—	—	(3)
Total fixed income and equity securities	670	$3,596	$(34)	218	$1,425	$(67)	$(101)
Investment grade fixed income securities	472	$3,192	$(22)	181	$1,320	$(52)	$(74)
Below investment grade fixed income securities	111	338	(9)	36	105	(15)	(24)
Total fixed income securities	583	$3,530	$(31)	217	$1,425	$(67)	$(98)

As of September 30, 2018, $294 million of the $309 million unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $294 million, $254 million are related to unrealized losses on investment grade fixed income securities.  Of the remaining $40 million, $30 million have been in an unrealized loss position for less than 12 months.  Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P Global Ratings (“S&P”), a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available.  Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating.  Unrealized losses on investment grade securities are principally related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase. The unrealized losses are expected to reverse as the securities approach maturity.

As of September 30, 2018, the remaining $15 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost.  Investment grade fixed income securities comprising $12 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.  Of the $15 million, $3 million are related to below investment grade fixed income securities. Of these amounts, $2 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of September 30, 2018.

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

As of September 30, 2018, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.

Limited partnerships

Investments in limited partnership interests include interests in private equity funds, real estate funds and other funds.  As of September 30, 2018 and December 31, 2017, the carrying value of EMA limited partnerships totaled $2.63 billion and $2.54 billion, respectively, and limited partnerships carried at fair value as of September 30, 2018, while at cost method as of December 31, 2017, totaled $761 million and $611 million, respectively.

Mortgage loans

Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators.  Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest.  Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate.  Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value.  Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell or present value of the loan’s expected future repayment cash flows.  Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery.  The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan.  It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of September 30, 2018.

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

The following table reflects the carrying value of non-impaired mortgage loans summarized by debt service coverage ratio distribution.

($ in millions)	September 30, 2018			December 31, 2017
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$2	$15	$17	$3	$—	$3
1.0 - 1.25	190	—	190	326	—	326
1.26 - 1.50	1,083	—	1,083	1,033	15	1,048
Above 1.50	2,587	42	2,629	2,482	13	2,495
Total non-impaired mortgage loans	$3,862	$57	$3,919	$3,844	$28	$3,872

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

The net carrying value of impaired mortgage loans is as follows:

($ in millions)	September 30, 2018	December 31, 2017
Impaired mortgage loans with a valuation allowance	$4	$4
Impaired mortgage loans without a valuation allowance	—	—
Total impaired mortgage loans	$4	$4
Valuation allowance on impaired mortgage loans	$3	$3

The valuation allowance on impaired mortgage loans had no activity for the three months and nine months ended September 30, 2018 and 2017. The average balance of impaired loans was $4 million and $8 million for the nine months ended September 30, 2018 and 2017, respectively.

Payments on all mortgage loans were current as of September 30, 2018 and December 31, 2017.

Short-term investments

Short-term investments, including commercial paper, U.S. Treasury bills, money market funds and other short-term investments, are carried at fair value. As of September 30, 2018 and December 31, 2017, the fair value of short-term investments totaled $926 million and $725 million, respectively.

Policy loans

Policy loans are carried at unpaid principal balances.  As of September 30, 2018 and December 31, 2017, the carrying value of policy loans totaled $564 million and $561 million, respectively.

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

($ in millions)	September 30, 2018	December 31, 2017
Agent loans	$597	$538
Bank loans	422	437
Real estate	217	157
Derivatives and other	107	122
Total	$1,343	$1,254

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

Investments excluded from the fair value hierarchy

Limited partnerships carried at fair value, which do not have readily determinable fair values, use NAV provided by the investees and are excluded from the fair value hierarchy.  These investments are generally not redeemable by the investees and generally cannot be sold without approval of the general partner.  We receive distributions of income and from liquidation of the underlying assets of the investees over the life of these investments, typically 10-12 years.  As of September 30, 2018, the Company has commitments to invest $313 million in these limited partnership interests.

The following table summarizes the Company’s assets and liabilities measured at fair value as of September 30, 2018.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of September 30, 2018
Assets
Fixed income securities:
U.S. government and agencies	$337	$277	$—		$614
Municipal	—	2,130	56		2,186
Corporate - public	—	12,382	42		12,424
Corporate - privately placed	—	5,583	166		5,749
Foreign government	—	177	—		177
ABS - CDO	—	28	8		36
ABS - consumer and other	—	264	25		289
RMBS	—	214	—		214
CMBS	—	49	—		49
Redeemable preferred stock	—	14	—		14
Total fixed income securities	337	21,118	297		21,752
Equity securities	1,347	15	121		1,483
Short-term investments	513	413	—		926
Other investments: Free-standing derivatives	—	105	1	$(6)	100
Separate account assets	3,282	—	—		3,282
Total recurring assets at fair value	$5,479	$21,651	$419	$(6)	$27,543
% of total assets at fair value	19.9%	78.6%	1.5%	—%	100%

Investments reported at NAV					761
Total					$28,304

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(262)		$(262)
Other liabilities: Free-standing derivatives	—	(39)	—	$2	(37)
Total recurring liabilities at fair value	$—	$(39)	$(262)	$2	$(299)
% of total liabilities at fair value	—%	13.1%	87.6%	(0.7)%	100%

The following table summarizes the Company’s assets and liabilities measured at fair value as of December 31, 2017.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2017
Assets
Fixed income securities:
U.S. government and agencies	$488	$316	$—		$804
Municipal	—	2,216	57		2,273
Corporate - public	—	13,168	49		13,217
Corporate - privately placed	—	5,699	220		5,919
Foreign government	—	299	—		299
ABS - CDO	—	38	10		48
ABS - consumer and other	—	297	40		337
RMBS	—	253	—		253
CMBS	—	97	—		97
Redeemable preferred stock	—	14	—		14
Total fixed income securities	488	22,397	376		23,261
Equity securities	1,508	16	90		1,614
Short-term investments	110	615	—		725
Other investments: Free-standing derivatives	—	117	1	$(3)	115
Separate account assets	3,422	—	—		3,422
Total recurring assets at fair value	$5,528	$23,145	$467	$(3)	$29,137
% of total assets at fair value	19.0%	79.4%	1.6%	—%	100%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(284)		$(284)
Other liabilities: Free-standing derivatives	—	(62)	—	$1	(61)
Total recurring liabilities at fair value	$—	$(62)	$(284)	$1	$(345)
% of total liabilities at fair value	—%	18.0%	82.3%	(0.3)%	100%

The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
September 30, 2018
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(235)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.74%
December 31, 2017
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(250)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.74%

The embedded derivatives are equity-indexed and forward starting options in certain life and annuity products that provide customers with interest crediting rates based on the performance of the S&P 500.  If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.

As of September 30, 2018 and December 31, 2017, Level 3 fair value measurements of fixed income securities total $297 million and $376 million, respectively, and include $157 million and $237 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable.  The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above.  However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended September 30, 2018.

($ in millions)		Total gains (losses) included in:
	Balance as of June 30, 2018	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$58	$—	$(1)	$—	$(1)
Corporate - public	47	—	(1)	—	(3)
Corporate - privately placed	187	—	(1)	—	(9)
ABS - CDO	9	—	—	—	—
ABS - consumer and other	47	—	—	6	(13)
Total fixed income securities	348	—	(3)	6	(26)
Equity securities	113	3	—	—	—
Free-standing derivatives, net	1	—	—	—	—
Total recurring Level 3 assets	$462	$3	$(3)	$6	$(26)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(257)	$(6)	$—	$—	$—
Total recurring Level 3 liabilities	$(257)	$(6)	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of September 30, 2018
Assets
Fixed income securities:
Municipal	$—	$—	$—	$—	$56
Corporate - public	—	(1)	—	—	42
Corporate - privately placed	—	—	—	(11)	166
ABS - CDO	—	—	—	(1)	8
ABS - consumer and other	7	(6)	—	(16)	25
Total fixed income securities	7	(7)	—	(28)	297
Equity securities	5	—	—	—	121
Free-standing derivatives, net	—	—	—	—	1	(2)
Total recurring Level 3 assets	$12	$(7)	$—	$(28)	$419

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$—	$1	$(262)
Total recurring Level 3 liabilities	$—	$—	$—	$1	$(262)

 ____________

(1)   The effect to net income totals $(3) million and is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows:$3 million in realized capital gains and losses, $(8) million in interest credited to contractholder funds and $2 million in contract benefits.

(2)          Comprises $1 million of assets.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the nine months ended September 30, 2018.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2017	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$57	$—	$(2)	$—	$(1)
Corporate - public	49	—	(2)	3	(3)
Corporate - privately placed	220	(2)	(2)	10	(32)
ABS - CDO	10	—	—	—	—
ABS - consumer and other	40	—	—	12	(15)
Total fixed income securities	376	(2)	(6)	25	(51)
Equity securities	90	10	—	—	—
Free-standing derivatives, net	1	—	—	—	—
Total recurring Level 3 assets	$467	$8	$(6)	$25	$(51)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(284)	$19	$—	$—	$—
Total recurring Level 3 liabilities	$(284)	$19	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of September 30, 2018
Assets
Fixed income securities:
Municipal	$2	$—	$—	$—	$56
Corporate - public	—	(2)	—	(3)	42
Corporate - privately placed	11	—	—	(39)	166
ABS - CDO	—	—	—	(2)	8
ABS - consumer and other	20	(14)	—	(18)	25
Total fixed income securities	33	(16)	—	(62)	297
Equity securities	28	(7)	—	—	121
Free-standing derivatives, net	—	—	—	—	1	(2)
Total recurring Level 3 assets	$61	$(23)	$—	$(62)	$419

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(1)	$4	$(262)
Total recurring Level 3 liabilities	$—	$—	$(1)	$4	$(262)

 ____________

(1)    The effect to net income totals $27 million and is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows:  $8 million in realized capital gains and losses, $12 million in interest credited to contractholder funds and $7 million in contract benefits.

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

__________

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

There were no transfers between Level 1 and Level 2 during the three months and nine months ended September 30, 2018 or 2017.

Transfers into Level 3 during the three months and nine months ended September 30, 2018 and 2017 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3.  Transfers out of Level 3 during the three months and nine months ended September 30, 2018 and 2017 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period.  A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.

The following table provides valuation changes included in net income for Level 3 assets and liabilities held as of September 30.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Assets
Fixed income securities:
Corporate	$—	$1	$—	$1
Equity securities	3	1	10	8
Free-standing derivatives, net	—	(3)	—	—
Other assets	—	—	—	(1)
Total recurring Level 3 assets	$3	$(1)	$10	$8

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(6)	$(8)	$19	$(5)
Total recurring Level 3 liabilities	$(6)	$(8)	$19	$(5)

The amounts in the table above represent gains and losses related to valuation changes included in net income for the period of time that the asset or liability was held and determined to be in Level 3.  These gains and losses result in $(3) million of net income for the three months ended September 30, 2018 and are reported as follows: $3 million in realized capital gains and losses, $(8) million in interest credited to contractholder funds and $2 million in contract benefits.  These gains and losses result in $(9) million of net income for the three months ended September 30, 2017 and are reported as follows: $(3) million in realized capital gains and losses, $2 million in net investment income, $(4) million in interest credited to contractholder funds and $(4) million in contract benefits.  These gains and losses result in $29 million of net income for the nine months ended September 30, 2018 and are reported as follows: $10 million in realized capital gains and losses, $12 million in interest credited to contractholder funds and $7 million in contract benefits.  These gains and losses result in $3 million of net income for the nine months ended September 30, 2017 and are reported as follows: $9 million in net investment income, $(10) million in interest credited to contractholder funds and $4 million in contract benefits.

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.

Financial assets

($ in millions)	September 30, 2018		December 31, 2017
	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	$3,923	$3,936	$3,876	$4,052
Agent loans	597	586	538	536
Bank loans	422	423	437	437

The fair value measurements for mortgage loans, bank loans and agent loans are categorized as Level 3.

Financial liabilities

($ in millions)	September 30, 2018		December 31, 2017
	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	$9,510	$9,916	$10,331	$11,036
Liability for collateral	536	536	542	542
Notes due to related parties	140	137	140	141

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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of September 30, 2018.

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	$20	n/a	$—	$—	$—
Options	Other investments	—	620	—	—	—
Equity and index contracts
Options	Other investments	—	3,320	99	99	—
Futures	Other assets	—	39	—	—	—
Total return index contracts
Total return swap agreements - equity	Other assets	23	n/a	—	—	—
Total return swap agreements - fixed income	Other assets	9	n/a	—	—	—
Foreign currency contracts
Foreign currency forwards	Other investments	212	n/a	5	6	(1)
Credit default contracts
Credit default swaps – buying protection	Other investments	29	n/a	(1)	—	(1)
Other contracts
Other	Other assets	3	—	—	—	—
Total asset derivatives		$296	3,979	$103	$105	$(2)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other liabilities & accrued expenses	$18	n/a	$1	$1	$—
Options	Other liabilities & accrued expenses	—	—	—	—	—
Equity and index contracts
Options	Other liabilities & accrued expenses	—	3,248	(37)	—	(37)
Futures	Other liabilities & accrued expenses	—	35	—	—	—
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	200	n/a	(17)	—	(17)
Guaranteed withdrawal benefits	Contractholder funds	248	n/a	(10)	—	(10)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,719	n/a	(235)	—	(235)
Credit default contracts
Credit default swaps – selling protection	Other liabilities & accrued expenses	1	n/a	—	—	—
Total liability derivatives		2,186	3,283	(298)	$1	$(299)
Total derivatives		$2,482	7,262	$(195)

________

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

________

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

($ in millions)		Offsets
	Gross amount	Counter- party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
September 30, 2018
Asset derivatives	$7	$(3)	$(3)	$1	$—	$1
Liability derivatives	(2)	3	(1)	—	—	—

December 31, 2017
Asset derivatives	$4	$(3)	$—	$1	$—	$1
Liability derivatives	(10)	3	(2)	(9)	3	(6)

The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships.  There was no hedge ineffectiveness reported in realized gains and losses for the three months and nine months ended September 30, 2018 or 2017.  As of September 30, 2018, the Company had no derivatives used in cash flow hedging relationships.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Gain (loss) recognized in OCI on derivatives during the period	$—	$(3)	$1	$(5)
Gain recognized in OCI on derivatives during the term of the hedging relationship	—	1	—	1
Loss reclassified from AOCI into income (net investment income)	—	(1)	—	(1)
Gain reclassified from AOCI into income (realized capital gains and losses)	—	—	3	—

The following tables present gains and losses from valuation and settlements reported on derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations and Comprehensive Income.  For the three months and nine months ended September 30, 2018 and 2017, the Company had no derivatives used in fair value hedging relationships.

($ in millions)	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Three months ended September 30, 2018
Interest rate contracts	$1	$—	$—	$1
Equity and index contracts	(2)	—	18	16
Embedded derivative financial instruments	—	2	(7)	(5)
Foreign currency contracts	4	—	—	4
Total return swaps	1	—	—	1
Total	$4	$2	$11	$17

Nine months ended September 30, 2018
Interest rate contracts	$1	$—	$—	$1
Equity and index contracts	(2)	—	24	22
Embedded derivative financial instruments	—	7	15	22
Foreign currency contracts	8	—	—	8
Total return swaps	1	—	—	1
Total	$8	$7	$39	$54

Three months ended September 30, 2017
Equity and index contracts	$(3)	$—	$10	$7
Embedded derivative financial instruments	—	(4)	(2)	(6)
Foreign currency contracts	(2)	—	—	(2)
Credit default contracts	1	—	—	1
Total	$(4)	$(4)	$8	$—

Nine months ended September 30, 2017
Equity and index contracts	$(5)	$—	$32	$27
Embedded derivative financial instruments	—	4	(6)	(2)
Foreign currency contracts	(11)	—	—	(11)
Credit default contracts	3	—	—	3
Total	$(13)	$4	$26	$17

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate.  The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded.  As of September 30, 2018, counterparties pledged $4 million in collateral to the Company.  The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance.  Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.

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

The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to the Company’s OTC derivatives.

($ in millions)	September 30, 2018				December 31, 2017
Rating (1)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	4	$281	$5	$2	2	$59	$3	$—
A	1	2	—	—	—	—	—	—
Total	5	$283	$5	$2	2	$59	$3	$—

________

(1)          Rating is the lower of S&P or Moody’s ratings.

(2)          Only OTC derivatives with a net positive fair value are included for each counterparty.

For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts.  As of September 30, 2018, the Company pledged $4 million in the form of margin deposits.

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

($ in millions)	September 30, 2018	December 31, 2017
Gross liability fair value of contracts containing credit-risk-contingent features	$2	$12
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(2)	(5)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	—	(3)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$—	$4

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

The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
September 30, 2018
Single name
Corporate debt	$—	$—	$—	$1	$1	$—
Total	$—	$—	$—	$1	$1	$—

December 31, 2017
Single name
Corporate debt	$—	$—	$—	$1	$1	$—
Index
Corporate debt	1	19	45	15	80	1
Total	$1	$19	$45	$16	$81	$1

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

6.  Reinsurance

The effects of reinsurance on premiums and contract charges are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Direct	$184	$182	$553	$545
Assumed
Affiliate	60	58	181	166
Non-affiliate	184	191	558	582
Ceded
Affiliate	(13)	(13)	(38)	(39)
Non-affiliate	(71)	(72)	(209)	(213)
Premiums and contract charges, net of reinsurance	$344	$346	$1,045	$1,041

The effects of reinsurance on contract benefits are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Direct	$253	$236	$776	$752
Assumed
Affiliate	44	30	112	93
Non-affiliate	101	116	358	379
Ceded
Affiliate	(7)	(8)	(27)	(24)
Non-affiliate	(29)	(43)	(130)	(151)
Contract benefits, net of reinsurance	$362	$331	$1,089	$1,049

The effects of reinsurance on interest credited to contractholder funds are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Direct	$119	$137	$378	$413
Assumed
Affiliate	2	2	6	6
Non-affiliate	38	33	96	97
Ceded
Affiliate	(5)	(5)	(15)	(16)
Non-affiliate	(4)	(6)	(15)	(17)
Interest credited to contractholder funds, net of reinsurance	$150	$161	$450	$483

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

Related to the sale of Lincoln Benefit Life Company on April 1, 2014, the Company agreed to indemnify Resolution Life Holdings, Inc. in connection with certain representations, warranties and covenants of the Company, and certain liabilities specifically excluded from the transaction, subject to specific contractual limitations regarding the Company’s maximum obligation.  Management does not believe these indemnifications will have a material effect on results of operations, cash flows or financial position of the Company.

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

The aggregate liability balance related to all guarantees was not material as of September 30, 2018.

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

8.  Other Comprehensive Income

The components of other comprehensive (loss) income on a pre-tax and after-tax basis are as follows:

($ in millions)	Three months ended September 30,
	2018			2017
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(64)	$14	$(50)	$90	$(31)	$59
Less: reclassification adjustment of realized capital gains and losses	(8)	2	(6)	21	(7)	14
Unrealized net capital gains and losses	(56)	12	(44)	69	(24)	45
Unrealized foreign currency translation adjustments	(11)	2	(9)	13	(5)	8
Other comprehensive (loss) income	$(67)	$14	$(53)	$82	$(29)	$53

	Nine months ended September 30,
	2018			2017
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(379)	$80	$(299)	$366	$(128)	$238
Less: reclassification adjustment of realized capital gains and losses	(24)	5	(19)	15	(5)	10
Unrealized net capital gains and losses	(355)	75	(280)	351	(123)	228
Unrealized foreign currency translation adjustments	—	—	—	8	(3)	5
Other comprehensive (loss) income	$(355)	$75	$(280)	$359	$(126)	$233

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of

Allstate Life Insurance Company

Northbrook, Illinois 60062

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the “Company”), an affiliate of The Allstate Corporation, as of September 30, 2018, and the related condensed consolidated statements of operations and comprehensive income for the three month and nine month periods ended September 30, 2018 and 2017, shareholder’s equity and cash flows for the nine month periods ended September 30, 2018 and 2017, and the related notes (collectively referred to as the “condensed consolidated financial statements”).  Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois

November 5, 2018

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2018 AND 2017

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

HIGHLIGHTS

•      Net income was $193 million and $417 million in the third quarter and first nine months of 2018, respectively, compared to $140 million and $346 million in the third quarter and first nine months of 2017, respectively.

•      Premiums and contract charges totaled $344 million in the third quarter of 2018, a decrease of 0.6% from $346 million in the third quarter of 2017, and $1.05 billion in the first nine months of 2018, an increase of 0.4% from $1.04 billion in the first nine months of 2017.

•      Investments totaled $33.39 billion as of September 30, 2018, a decrease of $1.05 billion from $34.44 billion as of December 31, 2017.  Net investment income decreased 12.3% to $385 million in the third quarter of 2018 and 8.0% to $1.21 billion in the first nine months of 2018 from $439 million and $1.32 billion in the third quarter and first nine months of 2017, respectively.

•      Net realized capital gains totaled $48 million and $24 million in the third quarter and first nine months of 2018, respectively, compared to $19 million and $14 million in the third quarter and first nine months of 2017, respectively.

•      During third quarter 2018, a $5 million pre-tax decrease to income was recorded related to our annual comprehensive review of the deferred policy acquisition costs (“DAC”), deferred sales inducement costs and secondary guarantee liability balances.  This compares to a $1 million pre-tax increase to income in the third quarter of 2017.

•      Contractholder funds totaled $17.76 billion as of September 30, 2018, reflecting a decrease of $833 million from $18.59 billion as of December 31, 2017.

•      On December 22, 2017, Public Law 115-97, known as the Tax Cuts and Jobs Act of 2017 (“Tax Legislation”) became effective, permanently reducing the U.S. corporate income tax rate from 35% to 21% beginning January 1, 2018.  As a result, the corporate tax rate is not comparable between periods.  During 2017, we revalued deferred tax assets and liabilities and recorded liabilities related to the transition to the modified territorial system for international taxation.  The impact of the Tax Legislation was adjusted from our preliminary estimate due to, among other things, changes in interpretations and assumptions we previously made, guidance that may be issued and actions we took as a result of the Tax Legislation.  During the third quarter of 2018, we recorded a reduction of $53 million to income tax expense related to these provisional amounts.   We may make adjustments to these provisional amounts as additional information becomes available and future guidance is issued by the Internal Revenue Service.

OPERATIONS

Summary analysis  Summarized financial data is presented in the following table.

($ in millions)	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues
Premiums	$174	$172	$526	$511
Contract charges	170	174	519	530
Other revenue	10	9	26	30
Net investment income	385	439	1,211	1,316
Realized capital gains and losses	48	19	24	14
Total revenues	787	813	2,306	2,401

Costs and expenses
Contract benefits	(362)	(331)	(1,089)	(1,049)
Interest credited to contractholder funds	(150)	(161)	(450)	(483)
Amortization of DAC	(39)	(32)	(117)	(116)
Operating costs and expenses	(63)	(78)	(199)	(236)
Restructuring and related charges	—	(1)	(2)	(1)
Interest expense	(1)	(1)	(3)	(4)
Total costs and expenses	(615)	(604)	(1,860)	(1,889)

Gain on disposition of operations	1	1	4	5
Income tax benefit (expense)	20	(70)	(33)	(171)
Net income	$193	$140	$417	$346

Net income was $193 million in the third quarter of 2018 compared to $140 million in the third quarter of 2017.  The increase was primarily due to adjustments to initial estimates for Tax Legislation, a lower effective tax rate and higher realized capital gains, partially offset by lower net investment income and higher contract benefits.  Net income was $417 million in the first nine months of 2018 compared to $346 million in the first nine months of 2017, primarily due to a lower effective tax rate, adjustments to initial estimates for Tax Legislation, and decreased operating costs and expenses and interest credited to contractholder funds, partially offset by lower net investment income and higher contract benefits.  The results in both the third quarter and first nine months of 2018 include a tax benefit of $53 million related to the Tax Legislation.

Analysis of revenues  Total revenues decreased 3.2% or $26 million in the third quarter of 2018 compared to the third quarter of 2017, primarily due to lower net investment income, partially offset by higher realized capital gains.  Total revenues decreased 4.0% or $95 million in the first nine months of 2018 compared to the first nine months of 2017, primarily due to lower net investment income, partially offset by higher premiums.

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

The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Underwritten products
Traditional life insurance premiums	$143	$143	$435	$429
Accident and health insurance premiums	31	29	91	82
Interest-sensitive life insurance contract charges	165	170	508	520
Subtotal	339	342	1,034	1,031

Annuities
Fixed annuity contract charges	5	4	11	10
Premiums and contract charges (1)	$344	$346	$1,045	$1,041

____________

(1)    Contract charges related to the cost of insurance totaled $120 million and $122 million in the third quarter of 2018 and 2017, respectively, and $368 million and $371 million in the first nine months of 2018 and 2017, respectively.

Premiums and contract charges decreased 0.6% or $2 million in the third quarter of 2018 compared to the third quarter of 2017, primarily due to lower contract charges on interest-sensitive life insurance, partially offset by growth in voluntary accident and health insurance.  Premiums and contract charges increased 0.4% or $4 million in the first nine months of 2018 compared to the first nine months of 2017, primarily due to growth in voluntary accident and health insurance and traditional life insurance, partially offset by lower contract charges on interest-sensitive life insurance.

Analysis of costs and expenses  Total costs and expenses increased 1.8% or $11 million in the third quarter of 2018 compared to the third quarter of 2017, primarily due to higher contract benefits, partially offset by lower operating costs and expenses and interest credited to contractholder funds.  Total costs and expenses decreased 1.5% or $29 million in the first nine months of 2018 compared to the first nine months of 2017, primarily due to lower operating costs and expenses and lower interest credited to contractholder funds, partially offset by higher contract benefits.

Contract benefits increased 9.4% or $31 million in the third quarter of 2018 and 3.8% or $40 million in the first nine months of 2018 compared to the same periods of 2017, primarily due to higher claim experience on both traditional and interest-sensitive life insurance.  The nine-month period was also impacted by lower reinsurance ceded on traditional and interest-sensitive life insurance.

Our annual review of assumptions in third quarter 2018 resulted in a $3 million increase in reserves primarily for guaranteed withdrawal benefits on equity-indexed annuities due to higher projected guaranteed benefits and secondary guarantees on interest-sensitive life insurance due to higher than anticipated policyholder persistency.  In third quarter 2017, the review resulted in a $13 million increase in reserves primarily on interest-sensitive life insurance due to increased projected exposure to benefits paid under secondary guarantees resulting from continued low interest rates.

We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”).  This implied interest totaled $123 million and $370 million in the third quarter and first nine months of 2018, respectively, compared to $125 million and $377 million in the third quarter and first nine months of 2017, respectively.

The benefit spread by product group is disclosed in the following table.

( $ in millions)	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Life insurance	$62	$82	$194	$225
Accident and health insurance	14	21	46	43
Annuities	(21)	(15)	(65)	(58)
Total benefit spread	$55	$88	$175	$210

Benefit spread decreased 37.5% or $33 million in the third quarter of 2018 compared to the third quarter of 2017, primarily due to higher claim experience on life insurance and worse immediate annuity mortality experience.  Benefit spread decreased  16.7% or $35 million in the first nine months of 2018 compared to the first nine months of 2017, primarily due to higher claim experience and lower reinsurance coverage on life insurance and worse immediate annuity mortality experience.

Interest credited to contractholder funds decreased 6.8% or $11 million in the third quarter of 2018 and 6.8% or $33 million in the first nine months of 2018 compared to the same periods of 2017, primarily due to lower average contractholder funds.  Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged decreased interest credited to contractholder funds by zero and $6 million in the third quarter and first nine months of 2018, respectively, compared to increases of $2 million and $3 million in the third quarter and first nine months of 2017, respectively.

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

The investment spread is shown in the following table.

($ in millions)	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Investment spread before valuation changes on embedded derivatives not hedged	$112	$155	$385	$459
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	—	(2)	6	(3)
Total investment spread	$112	$153	$391	$456

Investment spread before valuation changes on embedded derivatives not hedged decreased 27.7% or $43 million in the third quarter of 2018 and 16.1% or $74 million in the first nine months of 2018 compared to the same periods of 2017, primarily due to lower investment income, partially offset by lower credited interest.

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

	Three months ended September 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2018	2017	2018	2017	2018	2017
Interest-sensitive life insurance	5.1%	5.1%	3.7%	3.8%	1.4%	1.3%
Deferred fixed annuities	4.1	4.3	2.8	2.8	1.3	1.5
Immediate fixed annuities with and without life contingencies	6.0	7.8	6.0	6.0	—	1.8
Investments supporting capital, traditional life and other products	3.5	3.8	n/a	n/a	n/a	n/a

	Nine months ended September 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2018	2017	2018	2017	2018	2017
Interest-sensitive life insurance	5.2%	5.2%	3.7%	3.8%	1.5%	1.4%
Deferred fixed annuities	4.1	4.3	2.8	2.8	1.3	1.5
Immediate fixed annuities with and without life contingencies	6.6	7.7	6.0	6.0	0.6	1.7
Investments supporting capital, traditional life and other products	3.5	3.8	n/a	n/a	n/a	n/a

Amortization of DAC  The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives not hedged and changes in assumptions	$35	$43	$107	$119
Amortization relating to realized capital gains and losses (1) and valuation changes on embedded derivatives not hedged	2	3	8	11
Amortization acceleration (deceleration) for changes in assumptions (“DAC unlocking”)	2	(14)	2	(14)
Total amortization of DAC	$39	$32	$117	$116

____________

(1)    The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets.  Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

Amortization of DAC increased 21.9% or $7 million in the third quarter of 2018 and 0.9% or $1 million in the first nine months of 2018 compared to the same periods of 2017, primarily due to amortization acceleration in the third quarter of 2018 compared to amortization deceleration in the third quarter of 2017 for changes in assumptions, partially offset by lower gross profits on interest-sensitive life insurance.

Our annual comprehensive review of assumptions underlying estimated future gross profits for our interest-sensitive life covers assumptions for mortality, persistency, expenses, investment returns, including capital gains and losses, interest crediting rates to policyholders, and the effect of any hedges in all product lines.  In third quarter 2018, the review resulted in an acceleration of DAC amortization (decrease to income) of $2 million related to interest-sensitive life insurance.  In third quarter 2017, the review resulted in a deceleration of DAC amortization of $14 million related to interest-sensitive life insurance.

The following table provides the effect on DAC amortization of changes in assumptions relating to the gross profit components of investment margin, benefit margin and expense margin.

($ in millions)	Nine months ended
	September 30,
	2018	2017
Investment margin	$9	$9
Benefit margin	(7)	(22)
Expense margin	—	(1)
Net acceleration (deceleration)	$2	$(14)

In 2018, DAC amortization acceleration for changes in the investment margin component of estimated gross profits was due to lower projected investment returns.  The deceleration related to benefit margin was due to a decrease in projected mortality.

In 2017, DAC amortization acceleration for changes in the investment margin component of estimated gross profits was due to continued low interest rates and lower projected investment returns.  The deceleration related to benefit margin was due to a decrease in projected mortality.

Operating costs and expenses decreased 19.2% or $15 million in the third quarter of 2018 and 15.7% or $37 million in the first nine months of 2018 compared to the same periods of 2017, primarily due to lower non-deferred acquisition-related costs as we stopped assuming new term life insurance business from Allstate Assurance Company (“AAC”) effective January 1, 2018.

Analysis of reserves and contractholder funds

The following table summarizes our product liabilities.

($ in millions)	September 30, 2018	December 31, 2017
Traditional life insurance	$2,493	$2,458
Accident and health insurance	230	238
Immediate fixed annuities with life contingencies
Sub-standard structured settlements and group pension terminations (1)	5,010	5,304
Standard structured settlements and SPIA (2)	3,438	3,540
Other	84	85
Reserve for life-contingent contract benefits	$11,255	$11,625

Interest-sensitive life insurance	$7,387	$7,387
Deferred fixed annuities	7,389	8,093
Immediate fixed annuities without life contingencies	2,565	2,697
Other	418	415
Contractholder funds	$17,759	$18,592

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

($ in millions)	Three months ended		Nine months ended
	September 30,		September 30,
	2018	2017	2018	2017
Contractholder funds, beginning balance	$18,016	$19,013	$18,592	$19,470

Deposits
Interest-sensitive life insurance	206	213	631	665
Fixed annuities	2	6	11	23
Total deposits	208	219	642	688

Interest credited	149	161	447	481

Benefits, withdrawals and other adjustments
Benefits	(204)	(214)	(619)	(667)
Surrenders and partial withdrawals	(257)	(224)	(808)	(703)
Contract charges	(161)	(163)	(483)	(490)
Net transfers from separate accounts	1	—	5	3
Other adjustments (1)	7	31	(17)	41
Total benefits, withdrawals and other adjustments	(614)	(570)	(1,922)	(1,816)

Contractholder funds, ending balance	$17,759	$18,823	$17,759	$18,823

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

Contractholder funds decreased 1.4% and 4.5% in the third quarter and first nine months of 2018, respectively, primarily due to the continued runoff of our deferred fixed annuity business.  We discontinued the sale of annuities over an eight year period from 2006 to 2014, but still accept additional deposits on existing contracts.

Contractholder deposits decreased 5.0% and 6.7% in the third quarter and first nine months of 2018, respectively, compared to the same periods of 2017, primarily due to lower deposits on interest-sensitive life insurance and fixed annuities.

Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products increased 14.7% to $257 million in the third quarter of 2018 and 14.9% to $808 million in the first nine months of 2018 from $224 million and

$703 million in the third quarter and first nine months of 2017, respectively.  2018 had elevated surrenders on fixed annuities resulting from a large number of contracts reaching the 30-45 day period (typically at their 5, 7 or 10 year anniversary) during which there is no surrender charge.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 7.3% in the first nine months of 2018 compared to 6.0% in the first nine months of 2017.

INVESTMENTS

Portfolio composition  The composition of the investment portfolio as of September 30, 2018 is presented in the following table.

($ in millions)		Percent to total
Fixed income securities (1)	$21,752	65.2%
Mortgage loans	3,923	11.7
Equity securities (2)	1,483	4.4
Limited partnership interests	3,394	10.2
Short-term investments (3)	926	2.8
Policy loans	564	1.7
Other	1,343	4.0
Total	$33,385	100.0%

__________

(1)    Fixed income securities are carried at fair value.  Amortized cost basis for these securities was $21.29 billion.

(2)    Equity securities are carried at fair value.  The fair value of equity securities held as of September 30, 2018 was $290 million in excess of cost.  These net gains were primarily concentrated in the consumer goods and technology sectors and in domestic equity index funds.  Beginning January 1, 2018, the periodic changes in fair value are reflected in realized capital gains and losses.

(3)    Short-term investments are carried at fair value.

Investments totaled $33.39 billion as of September 30, 2018, decreasing from $34.44 billion as of December 31, 2017, primarily due to net reductions in contractholder funds and lower fixed income valuations, partially offset by positive operating cash flows.

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

The following table presents the investment portfolio by strategy as of September 30, 2018.

($ in millions)	Market-based core	Market-based active	Performance- based	Total
Fixed income securities	$20,668	$1,076	$8	$21,752
Mortgage loans	3,923	—	—	3,923
Equity securities	1,312	83	88	1,483
Limited partnership interests	158	—	3,236	3,394
Short-term investments	837	89	—	926
Policy loans	564	—	—	564
Other	1,110	2	231	1,343
Total	$28,572	$1,250	$3,563	$33,385
% of total	85%	4%	11%

Unrealized net capital gains and losses
Fixed income securities	$472	$(11)	$—	$461
Limited partnership interests	—	—	1	1
Total	$472	$(11)	$1	$462

Fixed income securities by type are listed in the following table.

	Fair value as of
($ in millions)	September 30, 2018	December 31, 2017
U.S. government and agencies	$614	$804
Municipal	2,186	2,273
Corporate	18,173	19,136
Foreign government	177	299
Asset-backed securities (“ABS”)	325	385
Residential mortgage-backed securities (“RMBS”)	214	253
Commercial mortgage-backed securities (“CMBS”)	49	97
Redeemable preferred stock	14	14
Total fixed income securities	$21,752	$23,261

Fixed income securities are rated by third party credit rating agencies and/or are internally rated.  As of September 30, 2018, 87.5% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P Global Ratings (“S&P”), a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available.  Credit ratings below these designations are considered low credit quality or below investment grade, which includes high yield bonds.  Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating.  Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

The following table summarizes the fair value and unrealized net capital gains and losses for fixed income securities by credit quality as of September 30, 2018.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$614	$22	$—	$—	$614	$22
Municipal	2,148	182	38	2	2,186	184
Corporate
Public	10,947	106	1,477	(2)	12,424	104
Privately placed	4,789	84	960	3	5,749	87
Foreign government	168	8	9	—	177	8
ABS
Collateralized debt obligations (“CDO”)	26	(1)	10	1	36	—
Consumer and other asset-backed securities (“Consumer and other ABS”)	288	—	1	1	289	1
RMBS
U.S. government sponsored entities (“U.S. Agency”)	29	1	—	—	29	1
Non-agency	12	1	173	46	185	47
CMBS	3	—	46	6	49	6
Redeemable preferred stock	14	1	—	—	14	1
Total fixed income securities	$19,038	$404	$2,714	$57	$21,752	$461

Municipal bonds totaled $2.19 billion as of September 30, 2018 with 98.3% rated investment grade and an unrealized net capital gain of $184 million.  The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).

Corporate bonds, including publicly traded and privately placed, totaled $18.17 billion as of September 30, 2018, with 86.6% rated investment grade and an unrealized net capital gain of $191 million.  Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.

ABS, including CDO and Consumer and other ABS, totaled $325 million as of September 30, 2018, with 96.6% rated investment grade and an unrealized net capital gain of $1 million.  Credit risk is managed by monitoring the performance of the underlying collateral.  Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.

CDO totaled $36 million as of September 30, 2018, with 72.2% rated investment grade and an unrealized net capital gain of zero.  CDO consist of obligations collateralized by cash flow CDO, which are structures collateralized primarily by below investment grade senior secured corporate loans.  Consumer and other ABS totaled $289 million as of September 30, 2018, with 99.7% rated investment grade.

RMBS totaled $214 million as of September 30, 2018, with 19.2% rated investment grade and an unrealized net capital gain of $48 million.  The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to prepayment risk from the underlying residential mortgage loans.  RMBS consists of a U.S. Agency portfolio having collateral issued or guaranteed by U.S. government agencies and a non-agency portfolio consisting of securities collateralized by Prime, Alt-A and Subprime loans.  The non-agency portfolio totaled $185 million as of September 30, 2018, with 6.5% rated investment grade and an unrealized net capital gain of $47 million.

CMBS totaled $49 million as of September 30, 2018, with 6.1% rated investment grade and an unrealized net capital gain of $6 million.  All of the CMBS investments are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.

Mortgage loans totaled $3.92 billion as of September 30, 2018 and primarily comprise loans secured by first mortgages on developed commercial real estate.  Key considerations used to manage our exposure include property type and geographic diversification.  For further detail on our mortgage loan portfolio, see Note 3 of the condensed consolidated financial statements.

Equity securities primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments. Certain exchange traded and mutual funds have fixed income securities as their underlying investments.  The equity securities portfolio was $1.48 billion as of September 30, 2018.

Limited partnership interests include interests in private equity funds, real estate funds and other funds.  The following table presents carrying value and other information about our limited partnership interests as of September 30, 2018.

($ in millions)	Limited partnership interests (1) (2)	Number of managers	Number of individual investments	Largest exposure to single investment
Private equity	$2,791	139	270	$149
Real estate	445	24	49	53
Other	158	5	5	57
Total	$3,394	168	324

_________________________

(1)          Due to the adoption of the recognition and measurement accounting standard, limited partnerships previously reported using the cost method are now reported at fair value.  See Note 1 of the condensed consolidated financial statements.

(2)          We have commitments to invest in additional limited partnership interests totaling $1.24 billion.

Unrealized net capital gains totaled $462 million as of September 30, 2018 compared to $1.57 billion as of December 31, 2017.

The following table presents unrealized net capital gains and losses.

($ in millions)	September 30, 2018	December 31, 2017
U.S. government and agencies	$22	$36
Municipal	184	272
Corporate	191	874
Foreign government	8	20
ABS	1	2
RMBS	48	48
CMBS	6	4
Redeemable preferred stock	1	1
Fixed income securities	461	1,257
Equity securities (1)	—	308
Derivatives	—	2
EMA limited partnerships	1	1
Unrealized net capital gains and losses, pre-tax	$462	$1,568

_________________________

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

The unrealized net capital gain for the fixed income portfolio totaled $461 million, comprised of $770 million of gross unrealized gains and $309 million of gross unrealized losses as of September 30, 2018.  This compares to an unrealized net capital gain for the fixed income portfolio totaling $1.26 billion, comprised of $1.36 billion of gross unrealized gains and $98 million of gross unrealized losses as of December 31, 2017.  Fixed income valuations decreased primarily due to an increase in risk-free interest rates and wider credit spreads.

Gross unrealized gains and losses on fixed income securities by type and sector as of September 30, 2018 are provided in the following table.

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
Corporate:
Consumer goods (cyclical and non-cyclical)	$5,023	$75	$(97)	$5,001
Capital goods	2,248	35	(52)	2,231
Utilities	3,445	208	(51)	3,602
Banking	897	5	(21)	881
Communications	1,228	21	(17)	1,232
Transportation	949	35	(14)	970
Technology	984	10	(13)	981
Financial services	1,083	26	(12)	1,097
Basic industry	861	25	(11)	875
Energy	1,143	45	(7)	1,181
Other	121	3	(2)	122
Total corporate fixed income portfolio	17,982	488	(297)	18,173
U.S. government and agencies	592	24	(2)	614
Municipal	2,002	190	(6)	2,186
Foreign government	169	8	—	177
ABS	324	4	(3)	325
RMBS	166	48	—	214
CMBS	43	7	(1)	49
Redeemable preferred stock	13	1	—	14
Total fixed income securities	$21,291	$770	$(309)	$21,752

The consumer goods, utilities and capital goods sectors comprise 27.5%, 19.8% and 12.3%, respectively, of the fair value of our corporate fixed income securities portfolio as of September 30, 2018.  The consumer goods, capital goods and utilities sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of September 30, 2018.  In general, the gross unrealized losses are related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase.  Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.

Net investment income  The following table presents net investment income.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Fixed income securities	$247	$263	$745	$800
Mortgage loans	44	46	141	140
Equity securities	7	9	30	38
Limited partnership interests (1)	74	115	262	315
Short-term investments	7	3	16	6
Policy loans	8	8	23	23
Other	23	17	68	57
Investment income, before expense	410	461	1,285	1,379
Investment expense (2) (3)	(25)	(22)	(74)	(63)
Net investment income	$385	$439	$1,211	$1,316

Market-based core	$321	$333	$977	$1,018
Market-based active	10	10	29	29
Performance-based	79	118	279	332
Investment income, before expense	$410	$461	$1,285	$1,379

_________________________

(1)    Due to the adoption of the recognition and measurement accounting standard, limited partnerships previously reported using the cost method are now reported at fair value with changes in fair value recognized in net investment income.

(2)    Investment expense includes $6 million and $4 million of investee level expenses in the third quarter of 2018 and 2017, respectively, and $17 million and $12 million in the first nine months of 2018 and 2017, respectively.  Investee level expenses include depreciation and asset level operating expenses on directly held real estate and other consolidated investments.

(3)    Investment expense includes $3 million and $1 million related to the portion of reinvestment income on securities lending collateral paid to the counterparties in the third quarter of 2018 and 2017, respectively, and $7 million and $3 million in the first nine months of 2018 and 2017, respectively.

Net investment income decreased 12.3% or $54 million in the third quarter of 2018 and 8.0% or $105 million in the first nine months of 2018 compared to the same periods of 2017, primarily due to lower performance-based investment results, mainly from limited partnership interests, and a decline in average investment balances.

Performance-based investments primarily include private equity and real estate. The following table presents investment income for performance-based investments.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Limited partnerships
Private equity	$52	$99	$216	$260
Real estate	22	16	46	55
Performance-based - limited partnerships	74	115	262	315

Non-limited partnerships
Private equity	—	—	1	6
Real estate	5	3	16	11
Performance-based - non-limited partnerships	5	3	17	17

Total
Private equity	52	99	217	266
Real estate	27	19	62	66
Total performance-based	$79	$118	$279	$332

Investee level expenses (1)	$(6)	$(4)	$(17)	$(12)

________________________

(1)          Investee level expenses include depreciation and asset level operating expenses reported in investment expense.

Performance-based investment income decreased 33.1% or $39 million in the third quarter of 2018 compared to the same period of 2017, primarily due to lower private equity valuations, partially offset by income on sales of underlying investments related to real estate.  Performance-based investment income decreased 16.0% or $53 million in the first nine months of 2018 compared to the same period of 2017, primarily due to the prior periods including strong equity market appreciation.

Performance-based investment results and income can vary significantly between periods and are influenced by economic conditions, equity market performance, comparable public company earnings multiples, capitalization rates, operating performance of the underlying investments and the timing of asset sales.

Realized capital gains and losses  The following table presents the components of realized capital gains and losses and the related tax effect.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Impairment write-downs
Fixed income securities	$(4)	$(2)	$(6)	$(15)
Mortgage loans	—	(1)	—	(1)
Equity securities (1)	—	(1)	—	(12)
Limited partnership interests	—	(2)	—	(9)
Other investments	—	—	(1)	(2)
Total impairment write-downs	(4)	(6)	(7)	(39)
Change in intent write-downs (1)	—	—	—	(4)
Net OTTI losses recognized in earnings	(4)	(6)	(7)	(43)
Sales (1)	(2)	29	(14)	70
Valuation of equity investments (1)	50	—	37	—
Valuation and settlements of derivative instruments	4	(4)	8	(13)
Realized capital gains and losses, pre-tax	48	19	24	14
Income tax expense	(10)	(7)	(5)	(6)
Realized capital gains and losses, after-tax	$38	$12	$19	$8

Market-based core	$35	$15	$8	$15
Market-based active	7	7	(3)	17
Performance-based	6	(3)	19	(18)
Realized capital gains and losses, pre-tax	$48	$19	$24	$14

_________________________

(1)          Due to the adoption of the recognition and measurement accounting standard, equity securities are reported at fair value with changes in fair value recognized in valuation of equity investments and are no longer included in impairment write-downs, change in intent write-downs, and sales.

Net realized capital gains in the third quarter and first nine months of 2018 primarily related to increased valuation of equity investments, partially offset by losses on sales of fixed income securities.

Sales resulted in $2 million and $14 million of net realized capital losses in the three and nine months ended September 30, 2018, respectively.  Sales related primarily to fixed income securities in connection with ongoing portfolio management.

Valuation of equity investments resulted in net realized capital gains of $50 million for the three months ended September 30, 2018, which included $56 million of appreciation in the valuation of equity securities and $6 million in declines in value primarily for certain limited partnerships where the underlying assets are predominately public equity securities.  Valuation of equity investments resulted in net realized capital gains of $37 million for the nine months ended September 30, 2018, which included $50 million of appreciation in the valuation of equity securities and $13 million of declines in value primarily for certain limited partnerships where the underlying assets are predominately public equity securities.

Valuation and settlements of derivative instruments generated net realized capital gains of $4 million and $8 million for the three and nine months ended September 30, 2018, respectively, and were primarily comprised of gains on foreign currency contracts due to the strengthening of the U.S. Dollar.

The following table presents realized capital gains and losses for performance-based investments.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Impairment write-downs	$—	$(2)	$—	$(9)
Change in intent write-downs	—	—	—	—
Net OTTI losses recognized in earnings	—	(2)	—	(9)
Sales	2	1	1	—
Valuation of equity investments	1	—	10	—
Valuation and settlements of derivative instruments	3	(2)	8	(9)
Total performance-based	$6	$(3)	$19	$(18)

Net realized capital gains on performance-based investments were $6 million in the third quarter of 2018 and primarily related to gains on valuation and settlements of derivative instruments.  Net realized capital gains on performance-based investments were $19 million in the first nine months of 2018 and primarily related to increased valuation of equity investments and gains on valuation and settlements of derivative instruments.

CAPITAL RESOURCES AND LIQUIDITY

Capital resources consist of shareholder’s equity and notes due to related parties, representing funds deployed or available to be deployed to support business operations.  The following table summarizes our capital resources.

($ in millions)	September 30, 2018	December 31, 2017
Common stock, retained income and additional capital paid-in	$6,641	$6,010
Accumulated other comprehensive income	327	845
Total shareholder’s equity	6,968	6,855
Notes due to related parties	140	140
Total capital resources	$7,108	$6,995

Shareholder’s equity increased in the first nine months of 2018, primarily due to net income, partially offset by decreased unrealized net capital gains on investments and dividends paid to Allstate Insurance Company (“AIC”).

Financial ratings and strength  Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, the current level of operating leverage and AIC’s ratings.  In April 2018, A.M. Best affirmed our insurance financial strength rating of A+ and the outlook for the rating is stable.  In August 2018, S&P affirmed our insurance financial strength rating of A+ and the outlook for the rating is stable.  In August 2018, Moody’s affirmed our insurance financial strength rating of A1 and the outlook for the rating is stable.

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

Allstate parent company capital capacity  At the parent holding company level, the Corporation has deployable assets totaling $3.38 billion as of September 30, 2018 comprising cash and investments that are generally saleable within one quarter.  This provides funds for the parent company’s fixed charges and other corporate purposes.

The Company has access to resources to support liquidity through the Corporation as follows.  The amount available to the Company is at the discretion of the Corporation.

•                   A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs.  As of September 30, 2018, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•                   A $1.00 billion unsecured revolving credit facility that is available for short-term liquidity requirements.  The maturity date of this facility is April 2021.  The facility is fully subscribed among 11 lenders with the largest commitment being $115 million.  The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing.  This facility has a financial covenant requiring that the Corporation not exceed a 37.5% debt to capitalization ratio as defined in the agreement.  This ratio was 15.0% as of September 30, 2018.  Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Corporation’s senior unsecured, unguaranteed long-term debt.  There were no borrowings under the credit facility during the third quarter of 2018.

•                   A universal shelf registration statement that was filed by the Corporation with the Securities and Exchange Commission (“SEC”) on April 30, 2018.  The Corporation can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 555 million shares of treasury stock as of September 30, 2018), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries.  The specific terms of any securities the Corporation issues under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure  Contractholder funds were $17.76 billion as of September 30, 2018.  The following table summarizes contractholder funds by their contractual withdrawal provisions as of September 30, 2018.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$2,833	15.9%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	4,545	25.6
Market value adjustments (2)	1,098	6.2
Subject to discretionary withdrawal without adjustments (3)	9,283	52.3
Total contractholder funds (4)	$17,759	100.0%

____________

(1)          Includes $858 million of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)          $603 million of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 1, 5, 7 or 10 years) during which there is no surrender charge or market value adjustment.

(3)          89% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)          Includes $712 million of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.

Retail life and annuity products may be surrendered by customers for a variety of reasons.  Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs.  Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications.  In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement.  The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 7.3% and 6.0% in the first nine months of 2018 and 2017, respectively.  We strive to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.

Our asset-liability management practices enable us to manage the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance and annuity product obligations.

Cash flows  As reflected in our Condensed Consolidated Statements of Cash Flows, higher cash provided by operating activities in the first nine months of 2018 compared to the first nine months of 2017 was primarily due to lower payments for operating expenses and higher premiums.

Lower cash provided by investing activities in the first nine months of 2018 compared to the first nine months of 2017 was the result of increased purchases of fixed income securities, higher originations of mortgage loans and lower collections on investments, partially offset by increased sales on fixed income securities.

Lower cash used in financing activities in the first nine months of 2018 compared to the first nine months of 2017 was primarily due to lower dividends paid to AIC in 2018, partially offset by increased payments for contractholder surrenders and withdrawals on fixed annuities.

RECENT DEVELOPMENTS

Life risk-based capital (“RBC”) changes as a result of Tax Legislation.  The National Association of Insurance Commissioners approved a change in the RBC formula to reflect the impact of the Tax Legislation on year-end 2018 RBC calculations for life insurers.  Since RBC requirements are net of tax, the decrease in the tax rate from 35% to 21% results in an increase in the amount of after-tax RBC required to be held by the Company.  Changes in capital requirements could decrease deployable capital and potentially reduce future dividends to AIC.

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

Changes in Internal Control over Financial Reporting.  During the fiscal quarter ended September 30, 2018, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6.  Exhibits

(a)    Exhibits

The following is a list of exhibits filed as part of this Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated November 5, 2018, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company
(Registrant)

November 5, 2018
	By	/s/ Eric K. Ferren
Eric K. Ferren
Senior Vice President, Controller, and Chief Accounting Officer
(Authorized Signatory and Principal Accounting Officer)