Form 10-K
period 2018-12-31
ALLSTATE LIFE INSURANCE CO
filed 2019-02-22
CIK 352736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

The registrant meets the conditions set forth in General Instruction (I)(1)(a) and (b) of Form 10-K and is therefore filing this Form with the reduced disclosure format.
[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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

Yes   X           No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
As of February 22, 2019, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

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
Allstate Life is a wholly owned subsidiary of Allstate Insurance Company, a stock property-liability insurance company organized under the laws of the State of Illinois. All of the outstanding stock of Allstate Insurance Company is owned by Allstate Insurance Holdings, LLC, which is wholly owned by The Allstate Corporation, a publicly owned holding company incorporated under the laws of the State of Delaware. In this document, we refer to Allstate Insurance Company as “AIC” and to The Allstate Corporation and its consolidated subsidiaries as “Allstate”, the “Parent Group” or the “Corporation”. The Allstate Corporation is one of the largest publicly held personal lines insurers in the United States. Widely known through the “You’re In Good Hands With Allstate®” slogan, Allstate is the 3rd largest personal property and casualty insurer in the United States on the basis of 2017 statutory direct premiums written according to A.M. Best.
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
Products and Distribution
The Allstate Life Group sells life insurance through Allstate exclusive agencies and exclusive financial specialists. We also sell voluntary accident and health insurance through workplace enrolling independent agents in New York. We previously offered and continue to have in force deferred fixed annuities and immediate fixed annuities (including standard and sub-standard structured settlements). We also previously offered variable annuities and substantially all of this business is reinsured. Allstate exclusive agencies and exclusive financial specialists also sell non-proprietary products, including mutual funds, fixed and variable annuities, disability insurance, and long-term care insurance to provide a broad suite of protection and retirement products.
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
Competition
We compete on a variety of factors, including product offerings, brand recognition, financial strength and ratings, price, distribution and the level of customer service. The market for life insurance continues to be highly fragmented and competitive. As of December 31, 2017, there were approximately 360 groups of life insurance companies in the United States. According to A.M. Best, as of December 31, 2017, the Allstate Life Group is the nation’s 21st largest issuer of life insurance and related business on the basis of 2017 ordinary life insurance in force and 39th largest on the basis of 2017 statutory admitted assets.
Geographic Markets
We sell life insurance throughout the United States. We also sell voluntary accident and health insurance in New York. The Allstate Life Group is authorized to sell various types of these products in all 50 states, the District of Columbia and Puerto Rico.

The following table reflects, in percentages, the principal geographic distribution of direct statutory premiums and annuity considerations for the Allstate Life Group for 2018, based on information contained in statements filed with state insurance departments. Direct statutory premiums and annuity considerations exclude reinsurance assumed. No other jurisdiction accounted for more than 5 percent of the direct statutory premiums and annuity considerations.

New York	29.1%
California	8.8
Texas	7.3
Florida	5.6
Illinois	5.2
Strategy
Our overall strategy is to broaden Allstate’s customer relationships and value proposition. We also distribute non-proprietary retirement products offered by third-party providers. Our target customers are those who prefer local personalized advice and service and are brand-sensitive.
Our product positioning provides solutions to help meet customer needs during various phases of life. Term and whole life insurance products offer basic life protection solutions. Universal life and financial planning solutions cover more advanced needs and are provided primarily in New York. Allstate exclusive agencies partner with exclusive financial specialists to deliver life and retirement solutions. These specialists have expertise with advanced life and retirement cases and other more complex customer needs. Successful partnerships assist agencies with building stronger and deeper customer relationships. Sales producer education and technology improvements are being made to ensure agencies have the tools and information needed to help customers meet their needs and build personal relationships as trusted advisors.
We exited the continuing sale of annuities over an eight year period from 2006 to 2014, reflecting our expectations of declining returns. As a result, the declining volume of business is managed with a focus on increasing lifetime economic value. Both the deferred and immediate annuity businesses have been adversely impacted by the historically low interest rate environment. Our immediate annuity business has also been impacted by medical advancements that have resulted in annuitants living longer than anticipated when many of these contracts were originated. We focus on the distinct risk and return profiles of the specific products when developing investment and liability management strategies. The level of legacy deferred annuities in force has been significantly reduced and the investment portfolio and crediting rates are proactively managed to improve profitability of the business while providing appropriate levels of liquidity. The investment portfolio supporting our immediate annuities is managed to ensure the assets match the characteristics of the liabilities and provide the long-term returns needed to support this business. To better match the long-term nature of our immediate annuities, we use performance-based investments in which we have ownership interests and a greater proportion of return is derived from idiosyncratic assets or operating performance. We continue to review strategic options to reduce exposure and improve returns of the business. As a result, we may take additional operational and financial actions that offer return improvement and risk reduction opportunities.
REGULATION
The Allstate Life Group is subject to extensive regulation, primarily at the state level. The method, extent and substance of such regulation vary by state but generally have their source in statutes that establish standards and requirements for conducting the business of insurance and that also delegate regulatory authority to a state agency. These rules have a substantial effect on our business and relate to a wide variety of matters, including insurer solvency and statutory surplus sufficiency, reserve adequacy, insurance company licensing and examination, agent licensing, policy forms, rate setting, the nature and amount of investments, claims practices, participation in guaranty funds, transactions with affiliates, the payment of dividends, underwriting standards, statutory accounting methods, trade practices, privacy regulation and data security, corporate governance and risk management. In addition, state legislators and insurance regulators continue to examine the appropriate nature and scope of state insurance regulation. For a discussion of statutory financial information, see Note 14 of the consolidated financial statements. For a discussion of regulatory contingencies, see Note 11 of the consolidated financial statements. Notes 11 and 14 are incorporated in this Part I, Item 1 by reference.
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
Additional regulations or new requirements may emerge from the activities of various regulatory entities, including the Federal Reserve Board, FIO, FSOC, the National Association of Insurance Commissioners (“NAIC”), and the International Association of Insurance Supervisors (“IAIS”), that are evaluating solvency and capital standards for insurance company groups. In addition, the NAIC has adopted amendments to its model holding company law that have been adopted by some jurisdictions. The outcome of these actions is uncertain; however, these actions may result in changes in the level of capital and liquidity required by insurance holding companies.
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
Broker-Dealers, Investment Advisors and Investment Companies. The Allstate Life Group entities that operate as broker-dealers, registered investment advisors, and investment companies are subject to regulation and supervision by the SEC, FINRA and/or, in some cases, state securities administrators. Certain state and federal regulators, such as the SEC, are considering implementation of “best interest” standards. Such proposals, if effective, could impact products provided by Allstate agencies, their sales processes, volumes, and producer compensation arrangements.
Division Statute. On November 27, 2018, the Illinois General Assembly passed legislation authorizing a statute that makes available a process by which a domestic insurance company may divide into two or more domestic insurance companies. The statute could be used to isolate an existing block of life, health or annuity business for sale to a third party. The statute could also be used to divide continuing blocks of insurance business from insurance business that is no longer marketed, or otherwise has been discontinued, into separate companies with separate capital. Before a plan of division can be effected, it must be approved according to the organizational documents of the dividing insurer and submitted for approval by the Illinois Department of Insurance. The bill was effective January 1, 2019. The Illinois Department of Insurance will likely promulgate rules and the rule-making process will take several months.
Privacy Regulation and Data Security. Federal law and the laws of many states require financial institutions to protect the security and confidentiality of customer information and to notify customers about their policies and practices relating to collection and disclosure of customer information and their policies relating to protecting the security and confidentiality of that information. Federal law and the laws of many states also regulate disclosures and disposal of customer information. Congress, state legislatures, and regulatory authorities are expected to consider additional regulation relating to privacy and other aspects of customer information.
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
OTHER INFORMATION
“Allstate” is a very well-recognized brand name in the United States. We use the name “Allstate” extensively in our business, along with related service marks, logos, and slogans, such as “You’re In Good Hands With Allstate®”. Our rights in the United States to these names, service marks, logos and slogans continue as long as we continue to use them in commerce. Many service marks used by Allstate are the subject of renewable U.S. and/or foreign service mark registrations. We believe that these service marks are important to our business and we intend to maintain our rights to them.

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

Item 1A. Risk Factors
In addition to the normal risks of business, significant risks and uncertainties, including those listed below, apply to us as an insurer, investor and provider of other products and financial services. Risks have been categorized as follows: insurance industry, financial, investment, operational, regulatory and legal, and strategic risks. These cautionary statements should be considered carefully together with other factors discussed elsewhere in this document, in filings with the Securities and Exchange Commission (“SEC”) or in materials incorporated therein by reference.
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
Reinsurance subjects us to counterparty risk and may not be adequate to protect us against losses arising from ceded insurance, which could have a material effect on our results of operations and financial condition
The collectability of reinsurance recoverables is subject to uncertainty arising from a number of factors, including changes in market conditions, whether insured losses meet the qualifying conditions of the reinsurance contract and whether reinsurers or their affiliates have the financial capacity and willingness to make payments under the terms of a reinsurance treaty or contract. Our inability to recover from a reinsurer could have a material effect on our results of operations and financial condition.
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
Changes in reserve estimates may adversely affect our results of operations
The reserve for life-contingent contract benefits payable under insurance policies, including traditional life insurance, life-contingent immediate annuities and voluntary accident and health insurance products, is computed on the basis of long-term actuarial assumptions of future investment yields, mortality, morbidity, persistency and expenses. Future investment yields may be lower than our current projections. Mortality may improve due to medical advancements, resulting in policyholders living longer than anticipated. We periodically review the adequacy of these reserves and if future experience differs significantly from assumptions, adjustments to reserves and amortization of deferred policy acquisition costs (“DAC”) may be required that could have a material effect on our results of operations. We also review these policies for circumstances where projected profits would be recognized in early years followed by projected losses in later years. If this circumstance exists, we will be required to accrue a liability during the period of profits to offset the losses at such time as the future losses are expected to commence. Changes to accounting guidance for long-duration insurance contracts such as traditional life, life-contingent immediate annuities and certain voluntary accident and health insurance products may have a material effect on reserves and shareholder’s equity and could adversely impact financial strength ratings. For a description of changes in accounting standards see Note 2 of the consolidated financial statements.
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
Financial Risks
Conditions in the global economy and capital markets could adversely affect our business and results of operations
Conditions in the global economy and capital markets could have an adverse effect on our business and results of operations. This includes high and sustained unemployment in certain regions and lower labor participation rates in others, reduced consumer spending, low economic growth, lower real estate prices, substantial increases in delinquencies on consumer debt, the relatively low availability of credit and ineffective central bank monetary policies.
Stressed conditions, volatility and disruptions in global capital markets, particular markets or financial asset classes could adversely affect our investment portfolio. Disruptions in one market or asset class can also spread to other markets or asset classes. In addition, events in the U.S. or foreign markets, such as the United Kingdom’s planned exit from the European Union in March 2019, can impact the global economy and capital markets. The impact of such events is difficult to predict.
In the years since the financial crisis, the central banks of most developed countries have pursued highly accommodative monetary policies. Higher volatility and less certainty in capital markets may continue as the U.S. Federal Reserve adjusts interest rates and as global monetary policies diverge.
On July 27, 2017, the U.K. Financial Conduct Authority (the “FCA”), which regulates the London interbank offered rate (“LIBOR”), announced that the FCA will no longer persuade or compel banks to submit rates for the calculation of LIBOR after 2021. This announcement indicates that the continuation of LIBOR on the current basis is not guaranteed after 2021, and LIBOR may be discontinued or modified by 2021.
The Federal Reserve Bank of New York began publishing the Secured Overnight Financing Rate (“SOFR”) in April 2018 as an alternative for LIBOR. SOFR is a broad measure of the cost of borrowing cash overnight collateralized by U.S. Treasury securities. A transition away from the widespread use of LIBOR to SOFR or another benchmark rate may occur over the course of the next few years.
We have exposure to LIBOR-based financial instruments, such as derivatives held in our investment portfolio. Certain of our contracts allow for the use of an alternative benchmark rate if LIBOR is no longer available. At this time, we cannot predict the overall effect of the modification or discontinuation of LIBOR or the establishment of alternative benchmark rates.
Protectionist trade policy actions, such as tariffs and quotas, could have an adverse effect on our investment results, as an increase in the scope and size of tariffs could disrupt global supply chains and increase inflationary pressures which may have an adverse effect on economic activity.
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
A downgrade in financial strength ratings may have an adverse effect on our competitive position, the marketability of our product offerings, liquidity, results of operations and financial condition
Financial strength ratings are important factors in establishing the competitive position of insurance companies and generally have an effect on an insurance company’s business. Rating agencies continuously review our financial performance and condition. They could downgrade or change the outlook on our ratings due to a change in the financial profile of one of our insurance companies, a change in a rating agency’s determination of the amount of risk-adjusted capital required to maintain a particular rating, an increase in the perceived risk of our investment portfolio, a reduced confidence in management or our business strategy, as well as a number of other considerations that may or may not be under our control. Our insurance financial strength ratings from A.M. Best, S&P Global Ratings and Moody’s are subject to continuous review and the retention of current ratings cannot be assured. A downgrade in any of these ratings could have a material effect on our sales, competitiveness, retention, the marketability of our product offerings, liquidity, results of operations and financial condition.
Adverse capital and credit market conditions may significantly affect our ability to meet liquidity needs or obtain credit on acceptable terms
In periods of extreme volatility and disruption in the capital and credit markets, liquidity and credit capacity may be severely restricted. In such circumstances, our ability to obtain capital to fund operating expenses, financing costs, capital expenditures or acquisitions may be limited, and the cost of any such capital may be significant. Our access to additional financing depends on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit ratings and credit capacity, as well as lenders’ perception of our long- or short-term financial prospects. Similarly, our access to funds may be impaired if regulatory authorities or rating agencies take negative actions. If a combination of these factors were to occur, our internal sources of liquidity may prove to be insufficient and in such case, we may not be able to successfully obtain additional financing on favorable terms.
The realization of deferred tax assets is subject to uncertainty
The realization of our deferred tax assets, net of valuation allowance, if any, is based on the assumption that we will be able to fully utilize the deductions that are ultimately recognized for tax purposes. However, actual results may differ from our assumptions if adequate levels of taxable income are not attained.
Investment Risks
Our investment portfolio is subject to market risk and declines in credit quality, which may adversely affect investment income and cause realized and unrealized losses
We continually reevaluate investment management strategies since we are subject to the risk of loss due to adverse changes in interest rates, credit spreads, equity prices, currency exchange rates and the liquidity of investments. Such adverse changes may occur due to changes in monetary policy and the economic climate, the liquidity of a market or market segment, investor return expectations and/or risk tolerance, insolvency or financial distress of key market makers or participants, or changes in market perceptions of credit worthiness. The performance and value of our investment portfolio is also subject to market risk related to investments in real estate, loans and securities collateralized by real estate. Moreover, some of our investment strategies target individual investments with unique risks that are less highly correlated with broad market risks. Although we expect these investments to increase total portfolio returns over time, their performance may vary from and under-perform relative to the market.
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
A decline in market interest rates or credit spreads could have an adverse effect on investment income as we invest cash in new investments that may earn less than the portfolio’s average yield. In a low interest rate environment, borrowers may prepay or redeem securities more quickly than expected as they seek to refinance at lower rates. Sustained low interest rates could also lead to purchases of longer-term or riskier assets in order to obtain adequate investment yields, which could also result in a duration gap when compared to the duration of liabilities. Alternatively, longer-term assets may be sold and reinvested in shorter-term assets that may have lower yields in anticipation of rising interest rates. An increase in market interest rates or credit spreads or a decrease in liquidity could have an adverse effect on the value of our investment portfolio by decreasing the fair values of the fixed income securities that comprise a substantial majority of our investment portfolio.
The amount and timing of net investment income from our performance-based investments, which primarily includes limited partnership interests, can fluctuate significantly as a result of the underlying investments’ performance. Additionally, the timing of capital contributions and distributions depends on particular events, schedules for making distributions, and cash needs related to the investments. As a result, the amount of net investment income recognized and cash contributed to or received from these investments can vary substantially from quarter to quarter. Significant volatility or market downturns could adversely impact net investment income, valuation and returns on these investments. Additionally, these investments are less liquid than similar, publicly-traded investments. A decline in market liquidity could impact our ability to sell these investments.
The determination of the amount of realized capital losses recorded for impairments of our investments includes subjective judgments and could materially impact our results of operations and financial condition
The determination of the amount of realized capital losses recorded for impairments vary by investment type and is based upon our ongoing evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. We update our evaluations regularly and reflect changes in other-than-temporary impairments in our results of operations. The assessment of whether other-than-temporary impairments have occurred is based on our case-by-case evaluation of the underlying reasons for the decline in fair value.  Our conclusions on such assessments are judgmental and include assumptions and projections of future cash flows and price recovery which may ultimately prove to be incorrect as assumptions, facts and circumstances change. Furthermore, historical trends may not be indicative of future impairments and additional impairments may need to be recorded in the future.
The determination of the fair value of our fixed income and equity securities includes subjective judgments and could materially impact our results of operations and financial condition
In determining fair values, we principally use the market approach which utilizes market transaction data for the same or similar instruments. The degree of judgment involved in determining fair values is inversely related to the availability of market observable information. The fair value of assets may differ from the actual amount received upon the sale of an asset in an orderly transaction between market participants at the measurement date. Moreover, the use of different valuation assumptions may have a material effect on the assets’ fair values. The difference between amortized cost and fair value for fixed income securities, net of deferred income taxes and related DAC, deferred sales inducement costs and reserves for life-contingent contract benefits, is reflected as a component of accumulated other comprehensive income in shareholder’s equity. Changing market conditions could materially affect the determination of the fair value of securities and, as a result, unrealized net capital gains and losses associated with fixed income securities and realized capital gains and losses associated with equity securities recorded in net income could vary significantly.
Changes in market interest rates or performance-based investment returns may lead to a significant decrease in the profitability of spread-based products
Our ability to manage the in force spread-based products, such as fixed annuities, is dependent upon maintaining profitable spreads between investment returns and interest crediting rates. When market interest rates decrease or remain at low levels, proceeds from investments that have matured or have been prepaid or sold may be reinvested at lower yields, reducing investment spread. Lowering interest crediting rates on some products in such an environment can partially offset decreases in investment yield. However, these changes could be limited by regulatory minimum rates or contractual minimum rate guarantees on many contracts and may not match the timing or magnitude of changes in investment yields. Increases in market interest rates can have negative effects, for example by increasing the attractiveness of other investments to our customers, which can lead to increased surrenders at a time when fixed income investment asset values are lower as a result of the increase in interest rates. This could lead to the sale of fixed income securities at a loss. In addition, changes in market interest rates impact the valuation of derivatives embedded in equity-indexed annuity contracts that are not hedged, which could lead to volatility in net income. Additionally, the amount of net investment income from performance-based investments backing the immediate annuity liabilities can vary substantially from quarter to quarter. Significant volatility or market downturns could adversely impact net investment income, valuation, returns, and collectability of undistributed appreciation. We have certain international limited partnership investments that could be impacted by investment, economic, regulatory and legal risks that could adversely affect our operating results.
Operational Risks
The failure in cyber or other information security controls, as well as the occurrence of events unanticipated in our disaster recovery systems and business continuity planning, could result in a loss or disclosure of confidential information, damage to our reputation, additional costs and impairment of our ability to conduct business effectively
We depend heavily on computer systems, mathematical algorithms and data to perform necessary business functions. We collect, use, store or transmit an increasingly large amount of confidential, proprietary, and other information (including personal information of customers or employees) in connection with the operation of our business. Despite our implementation of a variety of security measures, we are increasingly exposed to the risk that our computer systems could be subject to cyberattacks and unauthorized access, such as physical and electronic break-ins or unauthorized tampering. We have experienced threats to our data and systems, including malware and computer virus attacks, unauthorized access, system failures and disruptions. Events such as these could jeopardize the information processed and stored in, and transmitted through, our computer systems and networks, or otherwise cause interruptions or malfunctions in our operations, which could result in damage to our reputation, financial losses, litigation, increased costs, regulatory penalties and/or customer dissatisfaction or loss. These risks may increase in the future as we continue to expand internet and mobile strategies and develop additional remote connectivity solutions to serve our employees and customers.
Third parties to whom we outsource certain of our functions are also subject to these risks.  While we review and assess our third party providers’ cybersecurity controls, as appropriate, and make changes to our business processes to manage these risks, we cannot assure that our attempts to keep such information confidential will always be successful.
Our increased use of third party services (e.g. cloud technology and software as a service) can make it more difficult to identify and respond to cyberattacks in any of the above situations due to the dynamic nature of these technologies. These risks could increase as vendors adopt and use more cloud-based software services rather than software services which can be run within Allstate data centers.
Personal information, as described above, is subject to an increasing number of federal, state, local and international laws and regulations regarding privacy and data security, as well as contractual commitments. The European Commission adopted the

General Data Protection Regulation, which greatly increases the jurisdictional reach of its laws and adds a broad array of requirements for handling personal data, such as the public disclosure of significant data breaches, privacy impact assessments, data portability and the appointment of data protection officers. Further, the New York State Department of Financial Services has issued cybersecurity regulations for financial services institutions, including banking and insurance entities, that impose a variety of detailed security measures on covered entities. The NAIC has also adopted the Insurance Data Security Model Law, which, if adopted as state legislation, would establish standards for data security and for the investigation of and notification to insurance commissioners of cybersecurity events. See the Regulation section, Privacy Regulation and Data Security, for additional information. Any failure or perceived failure by us to comply with such obligations may result in governmental enforcement actions and fines, litigation, or public statements against us by consumer advocacy groups or others, and could cause our employees and customers to lose trust in us, which could have an adverse effect on our reputation and business.
Our cyber and information security program is continually enhanced in order to be resilient against emerging threats and improve our ability to detect and respond to attempts to gain unauthorized access to our data and systems. Cybersecurity system changes we implement that are designed to update and enhance our protective measures to address new threats may increase the risk of a system or process failure or the creation of a gap in our security measures due to the complexity and interconnectedness of our systems and processes. Any such failure or gap could adversely affect our business, reputation, results of operations or financial condition.
From time to time, The Allstate Corporation and its Audit Committee engage independent advisors to assess and consult on cybersecurity matters. We also perform an on-going assessment of the quality of our program and identify opportunities to strengthen our cybersecurity controls. However, due to the increasing frequency and sophistication of such cyberattacks and changes in technology, there can be no assurance that a cyberattack will not take place with negative consequences, including an adverse effect to our business, results of operations and financial condition.
The occurrence of a disaster, such as a natural catastrophe, pandemic, industrial accident, blackout, terrorist attack, war, cyberattack, computer virus, insider threat, unanticipated problems with our disaster recovery systems, or a support failure from external providers, could have an adverse effect on our ability to conduct business and on our results of operations and financial condition, particularly if those events affect our computer-based data processing, transmission, storage, and retrieval systems or destroy data. If a significant number of employees were unavailable in the event of a disaster, our ability to effectively conduct business could be severely compromised. Our systems are also subject to compromise from internal threats. Our policies, procedures and technical safeguards may be insufficient to prevent or detect improper access to confidential, personal or proprietary information by employees, vendors and other third parties who may have otherwise legitimate access to our systems.
Any of these may result in our incurring substantial costs and other negative consequences, including an adverse effect on our business, results of operations and financial condition.
Misconduct or fraudulent acts by employees, agents and third parties may adversely affect our profitability and financial condition
The insurance industry is inherently susceptible to both past and future misconduct or fraudulent activities by its employees, representative agents, vendors, customers and other third parties.  These activities could include, but are not limited to, fraud against the company, its employees and its customers through illegal or prohibited activities, unauthorized acts or representations, unauthorized use or disclosure of personal or proprietary information, deception, and misappropriation of funds or other benefits.
Management has implemented a risk management framework and a supporting system of internal controls that seeks to provide oversight and monitoring of key activities, designed control and technology systems to mitigate such exposures, and regularly conducts assessments and measurements of certain, key supporting controls.  However, the system of controls may not sufficiently contemplate all potential exposures and the performance of these controls may not be consistently executed in a manner necessary to sufficiently mitigate these risks. As a result, we could be exposed to financial loss, disruption of business, regulatory assessments and reputational harm. These impacts have the potential to have a material adverse effect on our profitability and financial condition.
A large-scale pandemic, the continued threat or occurrence of terrorism or military actions may have an adverse effect on the level of claim losses we incur, the value of our investment portfolio, our competitive position, marketability of product offerings, liquidity and results of operations
A large-scale pandemic, the continued threat or occurrence of terrorism, within the U.S. and abroad, or military and other actions, and heightened security measures in response to these types of threats may cause significant volatility and losses in our investment portfolio from declines in the equity markets and from interest rate changes in the U.S., Europe and elsewhere, and result in loss of life, property damage, disruptions to commerce and reduced economic activity. Some of the assets in our investment portfolio may be adversely affected by declines in the equity markets and reduced economic activity caused by a large-scale pandemic or the continued threat of terrorism. Additionally, a large-scale pandemic or terrorist act could have a material effect on sales, profitability, competitiveness, marketability of product offerings, liquidity and operating results.

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
The Federal Insurance Office (“FIO”) and Financial Stability Oversight Council (“FSOC”) were established and the federal government may enact reforms that affect the state insurance regulatory framework. We can make no assurances regarding the potential impact of state or federal measures that change the nature or scope of insurance and financial regulation.
Such regulatory reforms, additional legislative or regulatory requirements and any further stringent enforcement of existing regulations, including increased privacy and cybersecurity regulations, may make it more expensive for us to conduct business and limit our ability to grow or to achieve profitability.
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

Changes in accounting standards issued by the Financial Accounting Standards Board or other standard-setting bodies may adversely affect our results of operations and financial condition
Our financial statements are subject to the application of generally accepted accounting principles, which are periodically revised, interpreted and/or expanded. Accordingly, we may be required to adopt new guidance or interpretations, which may have a material effect on our results of operations and financial condition that is either unexpected or has a greater impact than expected and could adversely impact financial strength ratings. For a description of changes in accounting standards that are currently pending and, if known, our estimates of their expected impact, see Note 2 of the consolidated financial statements.
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
We are subject to extensive regulation and potential further restrictive regulation may increase operating costs and limit growth
As insurance companies, broker-dealers, investment advisers, and investment companies, many of our subsidiaries are subject to extensive laws and regulations that are complex and subject to change. Changes may lead to additional expenses, increased legal exposure, increased required reserves or capital, and limits on our ability to grow or to achieve targeted profitability. Moreover, laws and regulations are administered and enforced by a number of governmental authorities, each of which exercises a degree of interpretive latitude, including state insurance regulators; state securities administrators; state attorneys general as well as federal agencies including the SEC, the Financial Industry Regulatory Authority, the Department of Labor, and the U.S. Department of Justice. Consequently, we are subject to the risk that compliance with any particular regulator’s or enforcement authority’s interpretation of a legal issue may not result in compliance with another’s interpretation of the same issue, particularly when compliance is judged in hindsight.
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
Because of the competitive nature of the insurance industry, there can be no assurance that we will continue to compete effectively within the industry, or that competitive pressures will not have a materially unfavorable effect on our business, results of operations or financial condition. This includes competition for producers such as exclusive financial specialists. Growth and retention may be materially affected if we are unable to attract and retain effective producers or if those producers further emphasize sales of non-life insurance products. Similarly, growth and retention may be impacted if customer preferences change, including customer demand for direct distribution channels or an increase in point-of-sale distribution channels. Furthermore, certain competitors operate using a different company structure and therefore may have dissimilar profitability and return targets.
Our ability to successfully operate may also be impaired if we are not effective in developing the talent and skills of our human resources, attracting and assimilating new executive talent into our organization, retaining experienced and qualified employees or deploying human resource talent consistently to achieve our business goals. Factors that affect our ability to attract and retain such employees include our compensation and benefits and our reputation.
Competition from within the insurance industry and from businesses outside the insurance industry, including the technology industry, for qualified employees has often been intense and we have experienced increased competition in hiring and retaining employees. The unexpected loss of key personnel, control functions, information technology, operations or other areas could have a material adverse impact on our business because of the loss of their skills, knowledge of our products and offerings and years of industry experience and, in some cases, the difficulty of promptly finding qualified replacement personnel.

Divestitures of businesses may not produce anticipated benefits resulting in operating difficulties, which may adversely affect our results of operations and financial condition
We may divest portions of our businesses either through a sale or financial arrangements. These transactions may result in continued financial involvement in the divested businesses, such as through reinsurance, guarantees or other financial arrangements, following the transaction. Nonperformance or decline in the financial strength ratings by those divested businesses could affect our future financial results through an increase in policy lapses, decreased future premiums, additional payment obligations, higher costs or asset write-downs. We reinsure life insurance and payout annuity business from Lincoln Benefit Life Company (“LBL”). Premiums and contract charges assumed from LBL totaled $690 million in 2018. A decline in LBL’s financial strength ratings could adversely affect our results of operations by decreasing future premiums.
Reducing our concentration in spread-based business and exiting certain distribution channels may adversely affect reported results
We have been reducing our concentration in spread-based business since 2008 and discontinued offering fixed annuities effective January 1, 2014. We also exited the independent master brokerage agencies and structured settlement annuity brokers distribution channels in 2013 and sold LBL on April 1, 2014. The reduction in sales of these products has and will continue to reduce investment portfolio levels. It may also affect the settlement of contract benefits, including sales of assets with unrealized capital losses and affect insurance reserves deficiency testing.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
Our home office is part of the Parent Group’s home office complex in Northbrook, Illinois. As of December 31, 2018, the home office complex consists of several buildings totaling 1.9 million square feet of office space on a 186-acre site. In addition, the Parent Group operates various administrative, data processing, claims handling and other support facilities around the world.
All of the facilities from which we operate are owned or leased by our direct parent, AIC. Expenses associated with facilities owned or leased by AIC are allocated to us. We believe that these facilities are suitable and adequate for our current operations.
The locations where Allstate exclusive agencies and exclusive financial specialists operate in the U.S. are normally leased by the agencies and financial specialists.
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
Item 6. Selected Financial Data

5-YEAR SUMMARY OF SELECTED FINANCIAL DATA
($ in millions)	2018	2017	2016	2015	2014
Consolidated Operating Results
Premiums	$704	$690	$592	$600	$589
Contract charges	695	703	717	738	847
Other revenue	38	40	45	44	37
Net investment income	1,585	1,777	1,659	1,819	2,081
Realized capital gains and losses	(175)	49	(77)	265	143
Total revenues	2,847	3,259	2,936	3,466	3,697
Net income	365	996	319	561	526

Consolidated Financial Position
Investments	$32,683	$34,438	$35,067	$34,962	$37,466
Total assets	40,142	42,605	43,239	43,678	46,735
Reserve for life-contingent contract benefits and contractholder funds	28,709	30,217	30,792	31,936	33,382
Notes due to related parties	140	140	465	275	275
Shareholder’s equity	6,692	6,855	6,409	5,933	6,347
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
The most important factors we monitor to evaluate the financial condition and performance of our company include:

•	For operations: benefit and investment spread, asset-liability matching, expenses, net income, and premiums and contract charges.

•
For investments: exposure to market risk, asset allocation, credit quality/experience, total return, net investment income, cash flows, realized capital gains and losses, unrealized capital gains and losses, stability of long-term returns, and asset and liability duration.

•	For financial condition: liquidity, financial strength ratings, capital position, and return on equity.
2018 HIGHLIGHTS

•	Net income was $365 million in 2018 compared to $996 million in 2017.

•
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Legislation”) became effective, permanently reducing the U.S. corporate income tax rate from 35% to 21% beginning January 1, 2018. As a result, the corporate tax rate is not comparable between years.

–
During 2017, we revalued deferred tax assets and liabilities and recorded liabilities related to the transition to the modified territorial system for international taxation, resulting in a $514 million reduction to income tax expense.

–
During 2018, the impact of the Tax Legislation was adjusted from our preliminary estimate due to, among other things, changes in interpretations and assumptions we previously made, guidance that was issued and actions we took as a result of the Tax Legislation. During 2018, we recognized a net tax benefit of $53 million, as a reduction to income tax expense related to the provisional amounts.

•	Premiums and contract charges totaled $1.40 billion in 2018, an increase of 0.4% from $1.39 billion in 2017.

•
Investments totaled $32.68 billion as of December 31, 2018, reflecting a decrease of $1.76 billion from $34.44 billion as of December 31, 2017. Net investment income decreased 10.8% to $1.59 billion in 2018 from $1.78 billion in 2017.

•	Net realized capital losses totaled $175 million in 2018 compared to net realized capital gains of $49 million in 2017.

•
Contractholder funds totaled $17.47 billion as of December 31, 2018, reflecting a decrease of $1.12 billion from $18.59 billion as of December 31, 2017. Reserve for life-contingent contract benefits totaled $11.24 billion as of December 31, 2018 compared to $11.63 billion as of December 31, 2017.

OPERATIONS
Summary analysis Summarized financial data for the years ended December 31 is presented in the following table.

($ in millions)	2018	2017	2016
Revenues
Premiums	$704	$690	$592
Contract charges	695	703	717
Other revenue	38	40	45
Net investment income	1,585	1,777	1,659
Realized capital gains and losses	(175)	49	(77)
Total revenues	2,847	3,259	2,936

Costs and expenses
Contract benefits	(1,446)	(1,430)	(1,387)
Interest credited to contractholder funds	(601)	(639)	(677)
Amortization of DAC	(146)	(152)	(134)
Operating costs and expenses	(271)	(321)	(264)
Restructuring and related charges	(2)	(2)	(1)
Interest expense	(5)	(4)	(15)
Total costs and expenses	(2,471)	(2,548)	(2,478)

Gain on disposition of operations	6	7	5
Income tax (expense) benefit	(17)	278	(144)
Net income	$365	$996	$319
Net income was $365 million in 2018 compared to $996 million in 2017. 2018 and 2017 results include a net tax benefit of $53 million and $514 million, respectively, related to the Tax Legislation. Net income decreased $170 million, excluding the impact of the Tax Legislation, primarily due to net realized capital losses in 2018 compared to net realized capital gains in 2017 and lower net investment income, partially offset by a lower effective tax rate from the Tax Legislation, lower operating costs and expenses and decreased interest credited to contractholder funds.
Net income was $996 million in 2017 compared to $319 million in 2016. 2017 net income included a $514 million Tax Legislation benefit. Net income increased $163 million, excluding the impact of the Tax Legislation, primarily due to net realized capital gains in 2017 compared to net realized capital losses in 2016, higher net investment income, higher premiums and lower interest credited to contractholder funds, partially offset by higher operating costs and expenses and contract benefits.
Analysis of revenues Total revenues decreased 12.6% or $412 million in 2018 compared to 2017, primarily due to net realized capital losses in 2018 compared to net realized capital gains in 2017 and lower net investment income. Total revenues increased 11.0% or $323 million in 2017 compared to 2016, primarily due to net realized capital gains in 2017 compared to net realized capital losses in 2016, higher net investment income and higher premiums.
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
The following table summarizes premiums and contract charges by product for the years ended December 31.

($ in millions)	2018	2017	2016
Underwritten products
Traditional life insurance premiums	$582	$579	$502
Accident and health insurance premiums	122	111	90
Interest-sensitive life insurance contract charges	680	689	703
Subtotal	1,384	1,379	1,295

Annuities
Fixed annuity contract charges	15	14	14
Premiums and contract charges (1)	$1,399	$1,393	$1,309
____________

(1)	Contract charges related to the cost of insurance totaled $495 million, $493 million and $495 million in 2018, 2017, and 2016, respectively.

Premiums and contract charges increased 0.4% or $6 million in 2018 compared to 2017, primarily due to growth in voluntary accident and health insurance and higher premiums on traditional life insurance, partially offset by lower contract charges on interest-sensitive life insurance.
Premiums and contract charges increased 6.4% or $84 million in 2017 compared to 2016, primarily due to higher traditional life insurance premiums related to the reinsurance agreement with Allstate Assurance Company (“AAC”) to assume certain term life policies effective January 1, 2017 and growth in voluntary accident and health insurance.
Analysis of costs and expenses Total costs and expenses decreased 3.0% or $77 million in 2018 compared to 2017, primarily due to lower operating costs and expenses and lower interest credited to contractholder funds, partially offset by higher contract benefits. Total costs and expenses increased 2.8% or $70 million in 2017 compared to 2016, primarily due to higher operating costs and expenses and contract benefits, partially offset by lower interest credited to contractholder funds.
Contract benefits increased 1.1% or $16 million in 2018 compared to 2017, primarily due to higher claim experience on both traditional and interest-sensitive life insurance, partially offset by immediate annuity mortality experience that was favorable in comparison to the prior year. Our 2018 annual review of assumptions resulted in a $3 million increase in reserves, primarily for guaranteed withdrawal benefits on equity-indexed annuities due to higher projected guaranteed benefits and secondary guarantees on interest-sensitive life insurance due to higher than anticipated policyholder persistency.
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
As of December 31, 2018, our premium deficiency and profits followed by losses evaluations concluded that no adjustments were required to be recognized. For further detail on these evaluations, see Reserve for life-contingent contract benefits estimation in the Application of Critical Accounting Estimates section.
We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”). This implied interest totaled $492 million, $501 million and $510 million in 2018, 2017 and 2016, respectively.
The benefit spread by product group for the years ended December 31 is disclosed in the following table.

($ in millions)	2018	2017	2016
Life insurance	$254	$282	$256
Accident and health insurance	59	56	40
Annuities	(68)	(84)	(86)
Total benefit spread	$245	$254	$210
Benefit spread decreased 3.5% or $9 million in 2018 compared to 2017, primarily due to higher claim experience on traditional and interest-sensitive life insurance, partially offset by immediate annuity mortality experience that was favorable in comparison to the prior year.
Benefit spread increased 21.0% or $44 million in 2017 compared to 2016, primarily due to the reinsurance agreement with AAC effective January 1, 2017 and growth in voluntary accident and health insurance, partially offset by unfavorable mortality experience on interest-sensitive life insurance.
Interest credited to contractholder funds decreased 5.9% or $38 million in 2018 compared to 2017 and 5.6% or $38 million in 2017 compared to 2016. The decreases in both periods were primarily due to lower average contractholder funds. Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged decreased interest credited to contractholder funds by $3 million in 2018 compared to increases of $1 million and $3 million in 2017 and 2016, respectively.
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

The investment spread is shown in the following table.

($ in millions)	2018	2017	2016
Investment spread before valuation changes on embedded derivatives not hedged	$489	$638	$475
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	3	(1)	(3)
Total investment spread	$492	$637	$472
Investment spread before valuation changes on embedded derivatives not hedged decreased 23.4% or $149 million in 2018 compared to 2017, primarily due to lower investment income, mainly from limited partnership interests, partially offset by lower credited interest. Investment spread before valuation changes on embedded derivatives not hedged increased 34.3% or $163 million in 2017 compared to 2016, primarily due to higher net investment income related to strong performance-based results and lower credited interest.
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

	Weighted average investment yield			Weighted average interest crediting rate			Weighted average investment spreads
	2018	2017	2016	2018	2017	2016	2018	2017	2016
Interest-sensitive life insurance	5.1%	5.3%	5.1%	3.7%	3.7%	3.9%	1.4%	1.6%	1.2%
Deferred fixed annuities and institutional products	4.1	4.3	4.1	2.8	2.8	2.8	1.3	1.5	1.3
Immediate fixed annuities with and without life contingencies	6.4	8.0	6.5	6.0	6.0	5.9	0.4	2.0	0.6
Investments supporting capital, traditional life and other products	3.6	3.6	3.8	n/a	n/a	n/a	n/a	n/a	n/a
The following table summarizes the weighted average guaranteed crediting rates and weighted average current crediting rates as of December 31, 2018 for certain fixed annuities and interest-sensitive life contracts where management has the ability to change the crediting rate, subject to contractual minimums. Other products, including equity-indexed, variable and immediate annuities, and equity-indexed and variable life totaling $5.15 billion of contractholder funds, have been excluded from the analysis because management does not have the ability to change the crediting rate or the minimum crediting rate is not considered meaningful in this context.

($ in millions)	Weighted average guaranteed crediting rates	Weighted average current crediting rates	Contractholder funds
Annuities with annual crediting rate resets	3.14%	3.14%	$4,555
Annuities with multi-year rate guarantees (1):
Resettable in next 12 months	1.27	3.23	198
Resettable after 12 months	2.14	2.67	660
Interest-sensitive life insurance	3.91	3.91	6,910
____________
(1)  These contracts include interest rate guarantee periods which are typically 5, 6 or 10 years.

Amortization of DAC The components of amortization of DAC for the years ended December 31 are summarized in the following table.

($ in millions)	2018	2017	2016
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives not hedged and changes in assumptions	$134	$151	$134
Amortization relating to realized capital gains and losses (1) and valuation changes on embedded derivatives not hedged	10	15	6
Amortization acceleration (deceleration) for changes in assumptions (“DAC unlocking”)	2	(14)	(6)
Total amortization of DAC	$146	$152	$134
____________

(1)
The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

Amortization of DAC decreased 3.9% or $6 million in 2018 compared to 2017, primarily due to lower gross profits on interest-sensitive life insurance, partially offset by amortization acceleration in 2018 compared to amortization deceleration in 2017 for changes in assumptions.
Amortization of DAC increased 13.4% or $18 million in 2017 compared to 2016, primarily due to higher gross profits and net realized capital gains on interest-sensitive life insurance, partially offset by higher amortization deceleration for changes in assumptions.
Our annual comprehensive review of assumptions underlying estimated future gross profits for our interest-sensitive life, fixed annuities and other investment contracts covers assumptions for mortality, persistency, expenses, investment returns, including capital gains and losses, interest crediting rates to policyholders, and the effect of any hedges in all product lines. In 2018, the review resulted in an acceleration of DAC amortization (decrease to income) of $2 million related to interest-sensitive life insurance. The acceleration primarily related to the investment margin component of estimated gross profits and was due to lower projected investment returns. This was partially offset by DAC amortization deceleration (increase to income) for changes in the benefit margin due to a decrease in projected mortality.
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
For additional detail related to the DAC annual review, see the Application of Critical Accounting Estimates section of this document.

The changes in DAC for the years ended December 31 are detailed in the following table.

($ in millions)	Traditional life and accident and health		Interest-sensitive life insurance		Fixed annuities		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Beginning balance	$516	$439	$606	$708	$34	$40	$1,156	$1,187
Acquisition costs deferred	46	84	32	38	—	—	78	122
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives not hedged and changes in assumptions (1)	(55)	(52)	(72)	(93)	(7)	(6)	(134)	(151)
Amortization relating to realized capital gains and losses and valuation changes on embedded derivatives not hedged (1)	—	—	(10)	(15)	—	—	(10)	(15)
Amortization (acceleration) deceleration for changes in assumptions (“DAC unlocking”) (1)	—	—	(2)	14	—	—	(2)	14
Effect of unrealized capital gains and losses (2)	—	—	144	(46)	—	—	144	(46)
Reinsurance assumed (3)	—	45	—	—	—	—	—	45
Ending balance	$507	$516	$698	$606	$27	$34	$1,232	$1,156
____________

(1)	Included as a component of amortization of DAC on the Consolidated Statements of Operations and Comprehensive Income.

(2)
Represents the change in the DAC adjustment for unrealized capital gains and losses. The DAC adjustment represents the amount by which the amortization of DAC would increase or decrease if the unrealized gains and losses in the respective product portfolios were realized.

(3)	2017 includes a reinsurance agreement with AAC.
Operating costs and expenses decreased 15.6% or $50 million in 2018 compared to 2017, primarily due to lower non-deferred acquisition-related costs as we stopped assuming new term life business from AAC effective January 1, 2018. Operating costs and expenses increased 21.6% or $57 million in 2017 compared to 2016, primarily due to the reinsurance agreement with AAC effective January 1, 2017 and higher net distribution expenses reflecting increased regulatory compliance costs, partially offset by lower non-deferrable commissions.
Analysis of reserves and contractholder funds
The following table summarizes our product liabilities as of December 31.

($ in millions)	2018	2017	2016
Traditional life insurance	$2,517	$2,458	$2,375
Accident and health insurance	203	238	232
Immediate fixed annuities with life contingencies
Sub-standard structured settlements and group pension terminations (1)	4,990	5,304	5,029
Standard structured settlements and SPIA (2)	3,420	3,540	3,586
Other	109	85	100
Reserve for life-contingent contract benefits	$11,239	$11,625	$11,322

Interest-sensitive life insurance	$7,369	$7,387	$7,312
Deferred fixed annuities	7,123	8,093	8,884
Immediate fixed annuities without life contingencies	2,522	2,697	3,009
Other	456	415	265
Contractholder funds	$17,470	$18,592	$19,470
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
The following table shows the changes in contractholder funds for the years ended December 31.

($ in millions)	2018	2017	2016
Contractholder funds, beginning balance	$18,592	$19,470	$20,542

Deposits
Interest-sensitive life insurance	848	881	927
Fixed annuities	15	28	42
Total deposits	863	909	969

Interest credited	597	635	672

Benefits, withdrawals, maturities and other adjustments
Benefits	(810)	(871)	(947)
Surrenders and partial withdrawals	(1,095)	(960)	(1,014)
Maturities of and interest payments on institutional products	—	—	(86)
Contract charges	(645)	(655)	(665)
Net transfers from separate accounts	7	4	5
Other adjustments (1)	(39)	60	(6)
Total benefits, withdrawals, maturities and other adjustments	(2,582)	(2,422)	(2,713)

Contractholder funds, ending balance	$17,470	$18,592	$19,470
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

Contractholder funds decreased 6.0% and 4.5% in 2018 and 2017, respectively, primarily due to the continued runoff of our deferred fixed annuity business. We discontinued the sale of annuities over an eight year period from 2006 to 2014, but still accept additional deposits on existing contracts.
Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products increased 14.1% to $1.10 billion in 2018 from $960 million in 2017. 2018 had elevated surrenders on fixed annuities resulting from an increased number of contracts reaching the 30-45 day period (typically at their 5, 7 or 10 year anniversary) during which there is no surrender charge. Surrenders and partial withdrawals decreased 5.3% to $960 million in 2017 from $1.01 billion in 2016, primarily due to decreases in deferred fixed annuities. The surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 7.4% in 2018 compared to 6.2% in both 2017 and 2016.
Maturities of and interest payments on institutional products included an $85 million maturity in 2016. There were no institutional products outstanding as of December 31, 2018, 2017 or 2016.

Reinsurance Ceded
In the normal course of business, we seek to limit exposure to losses by purchasing reinsurance. In addition, we have used reinsurance to effect the disposition of certain blocks of business. We retain primary liability as a direct insurer for all risks ceded to reinsurers. As of December 31, 2018 and 2017, 20% and 21%, respectively, of our face amount of life insurance in force was reinsured. Additionally, we ceded substantially all of the risk associated with our variable annuity business to Prudential Insurance Company of America.
Our reinsurance recoverables, summarized by reinsurer as of December 31, are shown in the following table.

($ in millions)	S&P financial strength rating (1)	Reinsurance recoverable on paid and unpaid benefits
		2018	2017
Prudential Insurance Company of America	AA-	$1,364	$1,353
Allstate Assurance Company (2)	N/A	420	437
RGA Reinsurance Company	AA-	208	229
Swiss Re Life and Health America, Inc.	AA-	155	159
Munich American Reassurance	AA-	87	91
Transamerica Life Group	AA-	80	81
Scottish Re (U.S.), Inc. (3)	N/A	66	87
John Hancock Life & Health Insurance Company	AA-	53	54
Triton Insurance Company (4)	N/A	45	47
American Health & Life Insurance Company (4)	N/A	34	37
Lincoln National Life Insurance	AA-	25	28
Security Life of Denver	A	24	27
SCOR Global Life	AA-	14	17
American United Life Insurance Company	AA-	13	14
Other (5)		17	19
Total		$2,605	$2,680
____________

(1)	N/A reflects no S&P Global Ratings (“S&P”) rating available.

(2)	Affiliate company. A.M. Best rating is A+.

(3)	Scottish Re (U.S.), Inc. was last rated by S&P in 2009 and A.M. Best removed their rating in 2011. Scottish Re (U.S.), Inc. remains current on claims payments to the Company.

(4)	A.M. Best rating is B+.

(5)	As of December 31, 2018 and 2017, the other category includes $9 million and $19 million, respectively, of recoverables due from reinsurers rated A- or better by S&P.
We continuously monitor the creditworthiness of reinsurers in order to determine our risk of recoverability on an individual and aggregate basis, and a provision for uncollectible reinsurance is recorded if needed. No amounts have been deemed unrecoverable in the three-years ended December 31, 2018.

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
Our portfolio is comprised of assets chosen to generate returns to support corresponding liabilities within an asset-liability framework that targets an appropriate return on capital. For shorter-term annuity liability cash flows and life insurance liabilities, we invest primarily in fixed income securities and commercial mortgage loans with maturity profiles aligned with liability cash flow requirements. For longer-term immediate annuity liability cash flows, we invest primarily in performance-based investments, such as limited partnerships, and public equity securities.
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
The Performance-based strategy seeks to deliver attractive risk-adjusted returns and supplement market risk with idiosyncratic risk. Returns are impacted by a variety of factors including general macroeconomic and public market conditions as public benchmarks are often used in the valuation of underlying investments. Variability in earnings will also result from the performance of the underlying assets or business and the timing of sales of those investments. Earnings from the sales of investments may be recorded as net investment income or realized capital gains and losses. The portfolio, which primarily includes private equity and real estate with a majority being limited partnerships, is diversified across a number of characteristics, including managers or partners, vintage years, strategies, geographies (including international) and industry sectors or property types. These investments are generally illiquid in nature, often require specialized expertise, typically involve a third party manager, and often enhance returns and income through transformation at the company or property level. A portion of these investments seek returns in markets or asset classes that are dislocated or special situations, primarily in private markets.
Investments outlook
In December 2018, the Federal Open Market Committee (“FOMC”) tightened monetary policy by setting the new target range for the federal funds rate at 2-1/4 percent to 2-1/2 percent and maintained their inflation target of 2 percent. We plan to focus on the following priorities:
•Enhance investment portfolio returns through use of a dynamic capital allocation framework and focus on tax efficiency.
•Leverage our broad capabilities to shift the portfolio mix to earn higher risk-adjusted returns on capital.

•	Invest for the specific needs and characteristics of our business, including our liability profile.
Invested assets and market-based income are expected to decline with reductions in contractholder funds and income related to performance-based investments will result in variability of our earnings.
Adopted Recognition and Measurement of Financial Assets and Financial Liabilities
Beginning January 1, 2018, equity securities are reported at fair value with changes in fair value recognized in realized capital gains and losses.
Limited partnerships previously reported using the cost method are now reported at fair value with changes in fair value recognized in net investment income.
See Note 2 of the consolidated financial statements.

Portfolio composition The composition of the investment portfolio is presented in the following table.

($ in millions)	December 31, 2018	Percent to total
Fixed income securities (1)	$21,400	65.5%
Mortgage loans	3,995	12.2
Equity securities (2)	1,325	4.0
Limited partnership interests	3,292	10.1
Short-term investments (3)	810	2.5
Policy loans	561	1.7
Other	1,300	4.0
Total	$32,683	100.0%
____________

(1)	Fixed income securities are carried at fair value. Amortized cost basis for these securities was $21.06 billion.

(2)
Equity securities are carried at fair value. The fair value of equity securities held as of December 31, 2018 was $128 million in excess of cost. These net gains were primarily concentrated in the consumer goods, technology and capital goods sectors. Beginning January 1, 2018 the periodic changes in fair value are reflected in realized capital gains and losses.

(3)	Short-term investments are carried at fair value.
Investments totaled $32.68 billion as of December 31, 2018, decreasing from $34.44 billion as of December 31, 2017, primarily due to net reductions in contractholder funds, lower fixed income valuations and dividends paid to Allstate Insurance Company (“AIC”), partially offset by positive operating cash flows.
Portfolio composition by investment strategy The following table presents the investment portfolio by strategy as of December 31, 2018.

($ in millions)	Market-based core	Market-based active	Performance-based	Total
Fixed income securities	$20,335	$1,057	$8	$21,400
Mortgage loans	3,995	—	—	3,995
Equity securities	1,156	73	96	1,325
Limited partnership interests	119	—	3,173	3,292
Short-term investments	697	113	—	810
Policy loans	561	—	—	561
Other	1,053	2	245	1,300
Total	$27,916	$1,245	$3,522	$32,683
Percent to total	85.4%	3.8%	10.8%	100.0%

Unrealized net capital gains (losses)
Fixed income securities	$360	$(17)	$—	$343
Total	$360	$(17)	$—	$343
During 2018, strategic actions focused on optimizing portfolio yield, return and risk in the rising interest rate environment. We maintained the maturity profile of fixed income securities in our portfolio. Invested assets and market-based income declined with reductions in contractholder funds. Performance-based investments and equity securities will continue to be allocated primarily to the longer-term immediate annuity liabilities to reduce the risk that investment returns are below levels required to meet their funding needs while shorter-term annuity liabilities will be invested in market-based investments.
Fixed income securities by type are listed in the following table.

($ in millions)	Fair value as of December 31, 2018	Fair value as of December 31, 2017
U.S. government and agencies	$773	$804
Municipal	2,195	2,273
Corporate	17,573	19,136
Foreign government	179	299
Asset-backed securities (“ABS”)	429	385
Residential mortgage-backed securities (“RMBS”)	197	253
Commercial mortgage-backed securities (“CMBS”)	40	97
Redeemable preferred stock	14	14
Total fixed income securities	$21,400	$23,261

Fixed income securities are rated by third party credit rating agencies and/or are internally rated. As of December 31, 2018, 88.0% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P, a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Credit ratings below these designations are considered low credit quality or below investment grade, which includes high yield bonds. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.
The following table summarizes the fair value and unrealized net capital gains (losses) for fixed income securities by credit quality as of December 31, 2018.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)	Fair value	Unrealized gain/(loss)
U.S. government and agencies	$773	$33	$—	$—	$773	$33
Municipal	2,159	199	36	(1)	2,195	198
Corporate
Public	10,531	85	1,393	(60)	11,924	25
Privately placed	4,722	63	927	(36)	5,649	27
Foreign government	170	9	9	—	179	9
ABS
Collateralized debt obligations (“CDO”)	23	(1)	9	—	32	(1)
Consumer and other asset-backed securities (“Consumer and other ABS”)	397	1	—	—	397	1
RMBS
U.S. government sponsored entities (“U.S. Agency”)	25	1	—	—	25	1
Non-agency	17	1	155	41	172	42
CMBS	2	—	38	7	40	7
Redeemable preferred stock	14	1	—	—	14	1
Total fixed income securities	$18,833	$392	$2,567	$(49)	$21,400	$343
Municipal bonds totaled $2.20 billion as of December 31, 2018 with 98.4% rated investment grade and an unrealized net capital gain of $198 million. The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).
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
Corporate bonds, including publicly traded and privately placed, totaled $17.57 billion as of December 31, 2018, with 86.8% rated investment grade and an unrealized net capital gain of $52 million. Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.
Our $5.65 billion portfolio of privately placed securities is diversified by issuer, industry sector and country. The portfolio is made up of 405 issuers. Privately placed corporate obligations may contain structural security features such as financial covenants and call protections that provide investors greater protection against credit deterioration, reinvestment risk or fluctuations in interest rates than those typically found in publicly registered debt securities. Additionally, investments in these securities are made after due diligence of the issuer, typically including discussions with senior management and on-site visits to company facilities. Ongoing monitoring includes direct periodic dialog with senior management of the issuer and continuous monitoring of operating performance and financial position. Every issue not rated by an independent rating agency is internally rated with a formal rating affirmation at least once a year.
Our corporate bonds portfolio includes $2.32 billion of below investment grade bonds, $927 million of which are privately placed. These securities are diversified by issuer and industry sector. The below investment grade corporate bonds portfolio is made up of 273 issuers. We employ fundamental analyses of issuers and sectors along with macro and asset class views to identify investment opportunities. This results in a portfolio with broad exposure to the high yield market with an emphasis on idiosyncratic positions reflective of our views of market conditions and opportunities.

Foreign government securities totaled $179 million as of December 31, 2018, with 95.0% rated investment grade and an unrealized net capital gain of $9 million. Of these securities, 73.8% are backed by the U.S. government, 18.4% are in Canadian governmental and provincial securities, and the remaining 7.8% are highly diversified in other foreign governments.
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
ABS, including CDO and Consumer and other ABS, totaled $429 million as of December 31, 2018, with 97.9% rated investment grade and no unrealized net capital gains or losses. Credit risk is managed by monitoring the performance of the underlying collateral. Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.
CDO totaled $32 million as of December 31, 2018, with 71.9% rated investment grade and an unrealized net capital loss of $1 million. CDO consist of obligations collateralized by cash flow CDO, which are structures collateralized primarily by below investment grade senior secured corporate loans. Consumer and other ABS totaled $397 million as of December 31, 2018, with 100.0% rated investment grade.
RMBS totaled $197 million as of December 31, 2018, with 21.3% rated investment grade and an unrealized net capital gain of $43 million. The RMBS portfolio is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to prepayment risk from the underlying residential mortgage loans. RMBS consists of a U.S. Agency portfolio having collateral issued or guaranteed by U.S. government agencies and a non-agency portfolio consisting of securities collateralized by Prime, Alt-A and Subprime loans. The non-agency portfolio totaled $172 million as of December 31, 2018, with 9.9% rated investment grade and an unrealized net capital gain of $42 million.
CMBS totaled $40 million as of December 31, 2018, with 5.0% rated investment grade and an unrealized net capital gain of $7 million. All of the CMBS investments are traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.
Mortgage loans totaled $4.00 billion as of December 31, 2018 and primarily comprise loans secured by first mortgages on developed commercial real estate. Key considerations used to manage our exposure include property type and geographic diversification. For further detail on our mortgage loan portfolio, see Note 5 of the consolidated financial statements.
Equity securities primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments. Certain exchange traded and mutual funds have fixed income securities as their underlying investments. The equity securities portfolio was $1.33 billion as of December 31, 2018.
Limited partnership interests include interests in private equity funds, real estate funds and other funds. The following table presents carrying value and other information about our limited partnership interests as of December 31, 2018.

($ in millions)	Limited partnership interests (1)(2)	Number of managers	Number of individual investments	Largest exposure to single investment
Private equity	$2,742	144	280	$149
Real estate	431	25	49	54
Other	119	4	4	53
Total	$3,292	173	333
______________________________

(1)
Due to the adoption of the recognition and measurement accounting standard, limited partnerships previously reported using the cost method are now reported at fair value. See Note 2 of the consolidated financial statements.

(2)	We have commitments to invest in additional limited partnership interests totaling $1.20 billion.

Short-term investments totaled $810 million as of December 31, 2018, which includes securities lending collateral of $404 million.
Policy loans totaled $561 million as of December 31, 2018. Policy loans are carried at unpaid principal balances.
Other investments primarily comprise $620 million of agent loans (loans issued to exclusive Allstate agents), $422 million of bank loans, $228 million of real estate and $23 million of derivatives as of December 31, 2018. For further detail on our use of derivatives, see Note 7 of the consolidated financial statements.
Unrealized net capital gains totaled $343 million as of December 31, 2018 compared to $1.57 billion as of December 31, 2017.
The following table presents unrealized net capital gains (losses) as of December 31.

($ in millions)	2018	2017
U.S. government and agencies	$33	$36
Municipal	198	272
Corporate	52	874
Foreign government	9	20
ABS	—	2
RMBS	43	48
CMBS	7	4
Redeemable preferred stock	1	1
Fixed income securities	343	1,257
Equity securities (1)	—	308
Derivatives	—	2
Equity method of accounting (“EMA”) limited partnerships	—	1
Unrealized net capital gains, pre-tax	$343	$1,568
______________________________

(1)
Due to the adoption of the recognition and measurement accounting standard, equity securities are reported at fair value with changes in fair value recognized in realized capital gains and losses and are no longer included in the table above. Upon adoption of the new guidance on January 1, 2018, $308 million of pre-tax unrealized net capital gains for equity securities were reclassified from accumulated other comprehensive income (“AOCI”) to retained income. See Note 2 of the consolidated financial statements.

We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income security that may be other-than-temporarily impaired. The process includes a quarterly review of all securities to identify instances where the fair value of a security compared to its amortized cost is below established thresholds. The process also includes the monitoring of other impairment indicators such as ratings, ratings downgrades and payment defaults. The securities identified, in addition to other securities for which we may have a concern, are evaluated for potential other-than-temporary impairment using all reasonably available information relevant to the collectability or recovery of the security. Inherent in our evaluation of other-than-temporary impairment for these fixed income securities are assumptions and estimates about the financial condition and future earnings potential of the issue or issuer. Some of the factors that may be considered in evaluating whether a decline in fair value is other than temporary are: 1) the financial condition, near-term and long-term prospects of the issue or issuer, including relevant industry specific market conditions and trends, geographic location and implications of rating agency actions and offering prices; 2) the specific reasons that a security is in an unrealized loss position, including overall market conditions which could affect liquidity; and 3) the length of time and extent to which the fair value has been less than amortized cost or cost. All investments in an unrealized loss position as of December 31, 2018 were included in our portfolio monitoring process for determining whether declines in value were other than temporary.
The unrealized net capital gain for the fixed income portfolio totaled $343 million, comprised of $732 million of gross unrealized gains and $389 million of gross unrealized losses as of December 31, 2018. This is compared to an unrealized net capital gain for the fixed income portfolio totaling $1.26 billion, comprised of $1.36 billion of gross unrealized gains and $98 million of gross unrealized losses as of December 31, 2017. Fixed income valuations decreased primarily due to an increase in risk-free interest rates and wider credit spreads.

Gross unrealized gains (losses) on fixed income securities by type and sector as of December 31, 2018 are provided in the following table.

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
Corporate:
Consumer goods (cyclical and non-cyclical)	$4,888	$66	$(123)	$4,831
Capital goods	2,250	30	(58)	2,222
Utilities	3,302	196	(55)	3,443
Communications	1,239	16	(27)	1,228
Banking	844	5	(25)	824
Energy	1,150	34	(23)	1,161
Technology	963	6	(21)	948
Basic industry	832	21	(19)	834
Transportation	938	35	(12)	961
Financial services	993	22	(16)	999
Other	122	2	(2)	122
Total corporate fixed income portfolio	17,521	433	(381)	17,573
U.S. government and agencies	740	33	—	773
Municipal	1,997	202	(4)	2,195
Foreign government	170	9	—	179
ABS	429	3	(3)	429
RMBS	154	44	(1)	197
CMBS	33	7	—	40
Redeemable preferred stock	13	1	—	14
Total fixed income securities	$21,057	$732	$(389)	$21,400
The consumer goods, utilities and capital goods sectors comprise 28%, 20% and 13%, respectively, of the carrying value of our corporate fixed income securities portfolio as of December 31, 2018. The consumer goods, capital goods and utilities sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of December 31, 2018. In general, the gross unrealized losses are related to an increase in market yields, which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase. Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.
As of December 31, 2018, we have not made the decision to sell and it is not more likely than not we will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.

Net investment income  The following table presents net investment income for the years ended December 31.

($ in millions)	2018	2017	2016
Fixed income securities	$991	$1,058	$1,078
Mortgage loans	188	182	193
Equity securities	39	48	40
Limited partnership interests (1)	327	457	292
Short-term investments	21	9	5
Policy loans	31	31	32
Other	91	79	90
Investment income, before expense	1,688	1,864	1,730
Investment expense (2)(3)	(103)	(87)	(71)
Net investment income	$1,585	$1,777	$1,659

Market-based core	$1,298	$1,347	$1,387
Market-based active	41	39	34
Performance-based	349	478	309
Investment income, before expense	$1,688	$1,864	$1,730
______________________________

(1)
Due to the adoption of the recognition and measurement accounting standard on January 1, 2018, limited partnerships previously reported using the cost method are now reported at fair value with changes in fair value recognized in net investment income.

(2)
Investment expense includes $23 million of investee level expenses in 2018 and $16 million in both 2017 and 2016. Investee level expenses include depreciation and asset level operating expenses on directly held real estate.

(3)
Investment expense includes $10 million, $4 million and $1 million related to the portion of reinvestment income on securities lending collateral paid to the counterparties in 2018, 2017 and 2016, respectively.

Net investment income decreased 10.8% or $192 million in 2018 compared to 2017, primarily due to lower performance-based investment results, mainly from limited partnerships, and lower average investment balances. Net investment income increased 7.1% or $118 million in 2017 compared to 2016 benefiting from strong performance-based results, primarily from limited partnerships, partially offset by lower average investment balances as a result of a decrease in contractholder funds.
Performance-based investments primarily include private equity and real estate. The following table presents investment income for performance-based investments for the years ended December 31.

($ in millions)	2018	2017	2016
Limited partnerships
Private equity	$276	$375	$248
Real estate	51	82	44
Performance-based - limited partnerships	327	457	292

Non-limited partnerships
Private equity	1	6	2
Real estate	21	15	15
Performance-based - non-limited partnerships	22	21	17

Total
Private equity	277	381	250
Real estate	72	97	59
Total performance-based	$349	$478	$309

Investee level expenses (1)	$(23)	$(16)	$(16)
______________________________

(1)	Investee level expenses include depreciation and asset level operating expenses reported in investment expense.
Performance-based investment income decreased 27.0% or $129 million in 2018 compared to 2017, primarily due to lower asset appreciation and fewer gains on sales of underlying investments held by limited partnerships compared to prior year.
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
Realized capital gains and losses The following table presents the components of realized capital gains (losses) and the related tax effect for the years ended December 31.

($ in millions)	2018	2017	2016
Impairment write-downs
Fixed income securities	$(8)	$(17)	$(35)
Mortgage loans	—	(1)	—
Equity securities (1)	—	(12)	(47)
Limited partnership interests	—	(9)	(15)
Other investments	(1)	(2)	(4)
Total impairment write-downs	$(9)	$(41)	$(101)
Change in intent write-downs (1)	—	(4)	(12)
Net OTTI losses recognized in earnings	(9)	(45)	(113)
Sales (1)	(27)	110	31
Valuation of equity investments (1)	(146)	—	—
Valuation and settlements of derivative instruments	7	(16)	5
Realized capital gains (losses), pre-tax	(175)	49	(77)
Income tax benefit (expense)	37	(19)	26
Realized capital gains (losses), after-tax	$(138)	$30	$(51)

Market-based core	$(191)	$45	$(53)
Market-based active	(11)	21	4
Performance-based	27	(17)	(28)
Realized capital gains (losses), pre-tax	$(175)	$49	(77)
______________________________

(1)
Due to the adoption of the recognition and measurement accounting standard on January 1, 2018, equity securities are reported at fair value with changes in fair value recognized in valuation of equity investments and are no longer included in impairment write-downs, change in intent write-downs, and sales.

Net realized capital losses in 2018 related primarily to decreased valuation of equity investments and sales of fixed income securities.
Impairment write-downs totaled $9 million, $41 million and $101 million in 2018, 2017 and 2016, respectively.
Impairment write-downs on fixed income securities in 2018 were primarily driven by corporate fixed income securities impacted by issuer specific circumstances. Beginning January 1, 2018, equity securities are reported at fair value with changes in fair value recognized in valuation of equity investments and are no longer included in impairment write-downs.
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
Sales resulted in $27 million of net realized capital losses and $110 million and $31 million of net realized capital gains in 2018, 2017 and 2016, respectively.
Sales in 2018 related primarily to fixed income securities in connection with ongoing portfolio management. Sales in 2017 included gains from valuation changes in public securities held in certain limited partnerships as well as sales of equity and fixed income securities in connection with ongoing portfolio management. Sales in 2016 included sales of equity and fixed income securities in connection with ongoing portfolio management, as well as gains from valuation changes in public securities held in certain limited partnerships.

Valuation of equity investments resulted in losses of $146 million, which included $124 million of declines in the valuation of equity securities and $22 million of declines in value primarily for certain limited partnerships where the underlying assets are predominately public equity securities.
Valuation and settlements of derivative instruments generated net realized capital gains of $7 million in 2018, net realized capital losses of $16 million in 2017 and net realized capital gains of $5 million in 2016. The net realized capital gains on derivative instruments in 2018 primarily comprised gains on foreign currency contracts due to the strengthening of the U.S. dollar, partially offset by losses on equity options and total return swaps used for asset replication due to decreases in equity indices. The net realized capital losses on derivative instruments in 2017 primarily comprised losses on foreign currency contracts due to the weakening of the U.S. dollar and losses on equity futures used for risk management due to increases in equity indices. The net realized capital gains on derivative instruments in 2016 primarily comprised gains on foreign currency contracts due to the strengthening of the U.S. dollar and gains on credit default swaps due to the movement of credit spreads on the underlying credit names, partially offset by losses on equity futures used for risk management due to increases in equity indices.
The table below presents realized capital gains (losses) for performance-based investments for the years ended December 31.

($ in millions)	2018	2017	2016
Impairment write-downs	$—	$(9)	$(33)
Change in intent write-downs	—	—	(1)
Net OTTI losses recognized in earnings	—	(9)	(34)
Sales	(1)	5	2
Valuation of equity investments	16	—	—
Valuation and settlements of derivative instruments	12	(13)	4
Total performance-based	$27	$(17)	$(28)
Performance based investments generated net realized capital gains of $27 million in 2018, and net realized capital losses of $17 million and $28 million in 2017 and 2016, respectively. 2018 primarily related to increased valuation on equity investments and gains on valuation and settlements of derivative instruments. 2017 included impairment write-downs on private equity investments and derivative losses related to the hedging of foreign currency risk, partially offset by gains on sale of real estate investments. 2016 included impairment write-downs on certain investments with exposure to the energy sector, partially offset by the recovery in value of a limited partnership that was previously written-down.
MARKET RISK
Market risk is the risk that we will incur losses due to adverse changes in interest rates, credit spreads, equity prices, commodity prices or currency exchange rates. Adverse changes to these rates and prices may occur due to changes in fiscal policy, the economic climate, the liquidity of a market or market segment, insolvency or financial distress of key market makers or participants or changes in market perceptions of credit worthiness and/or risk tolerance. Our primary market risk exposures are to changes in interest rates, credit spreads and equity prices. We also have direct and indirect exposure to commodity price changes through our diversified investments in infrastructure and energy primarily held in limited partnership interests.
The active management of market risk is integral to our results of operations. We may use the following approaches to manage exposure to market risk within defined tolerance ranges: 1) rebalancing existing asset or liability portfolios, 2) changing the type of investments purchased in the future and 3) using derivative instruments to modify the market risk characteristics of existing assets and liabilities or assets expected to be purchased. For a more detailed discussion of our use of derivative instruments, see Note 7 of the consolidated financial statements.
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
As of December 31, 2018, the difference between our asset and liability duration was a (6.18) gap compared to a (8.43) gap as of December 31, 2017. A negative duration gap indicates that the fair value of our liabilities is more sensitive to interest rate movements than the fair value of our assets, while a positive duration gap indicates that the fair value of our assets is more sensitive to interest rate movements than the fair value of our liabilities. We may have a positive or negative duration gap, as the duration of our assets and liabilities vary based on the characteristics of the products in force and investing activity.
Shorter-term annuity liability cash flows are invested in market-based investments to generate cash flows that will fund future claims, benefits and expenses, and that will earn stable returns across a wide variety of interest rate and economic scenarios. To reduce the risk that investment returns are below levels required to meet the funding needs of longer-term liabilities, we are executing our performance-based strategy that supplements market risk with idiosyncratic risk. We are using these investments, in addition to public equity securities, to support our long-term annuity liability cash flows. Performance-based investments and public equity securities are generally not interest-bearing; accordingly, using them to support interest-bearing liabilities contributes toward a negative duration gap.
Based upon the information and assumptions used in the duration calculation, and market interest rates as of December 31, 2018, we estimate that a 100 basis point immediate, parallel increase in interest rates (“rate shock”) would increase the net fair value of the assets and liabilities by $1.11 billion, compared to an increase of $1.61 billion as of December 31, 2017, reflecting year to year changes in duration and the amount of assets and liabilities. The selection of a 100 basis point immediate, parallel change in interest rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event. The estimate excludes traditional and interest-sensitive life insurance and accident and health insurance products that are not considered financial instruments and the $8.89 billion of assets supporting them and the associated liabilities. The $8.89 billion of assets excluded from the calculation decreased from $9.28 billion as of December 31, 2017. Based on assumptions described above, in the event of a 100 basis point immediate increase in interest rates, the assets supporting the excluded products would decrease in value by $504 million, compared to a decrease of $552 million as of December 31, 2017.

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
Spread duration is calculated similarly to interest rate duration. As of December 31, 2018, the spread duration was 4.66, compared to 4.73 as of December 31, 2017. Based upon the information and assumptions we use in this spread duration calculation, and market spreads as of December 31, 2018, we estimate that a 100 basis point immediate, parallel increase in spreads across all asset classes, industry sectors and credit ratings (“spread shock”) would decrease the net fair value of the assets by $1.18 billion compared to $1.27 billion as of December 31, 2017. Reflected in the spread duration calculation are the effects of tactical positions that may include the use of credit default swaps to manage spread risk. The selection of a 100 basis point immediate parallel change in spreads should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.
Equity price risk is the risk that we will incur losses due to adverse changes in the general levels of the equity markets. As of December 31, 2018, we held $4.62 billion in investments with equity risk (including primarily limited partnership interests, public equity securities and non-redeemable preferred securities), compared to $4.76 billion as of December 31, 2017.
As of December 31, 2018, our portfolio of investments with equity risk had a cash market portfolio beta of 1.11, compared to a beta of 1.08 as of December 31, 2017. Beta represents a widely used methodology to describe, quantitatively, an investment’s market risk characteristics relative to an index such as the Standard & Poor’s 500 Composite Price Index (“S&P 500”). Based on the beta analysis, we estimate that if the S&P 500 increases or decreases by 10%, the fair value of our equity investments will increase or decrease by 11.1%, respectively. Based upon the information and assumptions we used to calculate beta as of December 31, 2018, we estimate that an immediate increase or decrease in the S&P 500 of 10% would increase or decrease the net fair value of our equity investments by $511 million, compared to $513 million as of December 31, 2017. The selection of a 10% immediate increase or decrease in the S&P 500 should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.
The beta of our investments with equity risk was determined by calculating the change in the fair value of the portfolio resulting from stressing the equity market up and down 10%. For limited partnership interests, quarterly changes in fair values may not be highly correlated to equity indices in the short term and changes in value of these investments are generally recognized on a three-month delay due to the availability of the related investee financial statements. The illustrations noted above may not reflect our actual experience if the future composition of the portfolio (hence its beta) and correlation relationships differ from the historical relationships.
As of December 31, 2018 and 2017, we had separate account assets, related to variable annuity and variable life contracts with account values totaling $2.78 billion and $3.42 billion, respectively. Equity risk exists for contract charges based on separate account balances and guarantees for death and/or income benefits provided by our variable products. In 2006, we disposed of substantially all of the variable annuity business through reinsurance agreements with The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc. and therefore mitigated this aspect of our risk. Equity risk for our variable life business relates to contract charges and policyholder benefits. Total variable life contract charges, including reinsurance assumed, for 2018 and 2017 were $42 million and $41 million, respectively. Separate account liabilities related to variable life contracts were $63 million and $70 million as of December 31, 2018 and 2017, respectively.
As of December 31, 2018 and 2017, we had $1.75 billion and $1.81 billion, respectively, in equity-indexed life and annuity liabilities that provide customers with interest crediting rates based on the performance of the S&P 500. We hedge the majority of the risk associated with these liabilities using equity-indexed options and futures and eurodollar futures, maintaining risk within specified value-at-risk limits.
Foreign currency exchange rate risk is the risk that we will incur economic losses due to adverse changes in foreign currency exchange rates. This risk primarily arises from our foreign equity investments, including common stocks and limited partnership interests. We use foreign currency derivative contracts to partially offset this risk.

As of December 31, 2018, we had $666 million in foreign currency denominated equity investments, including the impact of foreign currency derivative contracts, and $4 million in unhedged non-U.S. dollar fixed income securities. As of December 31, 2017, we had $766 million in foreign currency denominated equity investments and $9 million in unhedged non-U.S. dollar fixed income securities.
Based upon the information and assumptions used, including the impact of foreign currency derivative contracts, as of December 31, 2018, we estimate that a 10% immediate unfavorable change in each of the foreign currency exchange rates to which we are exposed would decrease the value of our foreign currency denominated instruments by $67 million, compared with an estimated $74 million decrease as of December 31, 2017. The selection of a 10% immediate decrease in all currency exchange rates should not be construed as our prediction of future market events, but only as an illustration of the potential effect of such an event.
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

($ in millions)	2018	2017	2016
Common stock, retained income and additional capital paid-in	$6,439	$6,010	$5,731
Accumulated other comprehensive income	253	845	678
Total shareholder’s equity	6,692	6,855	6,409
Notes due to related parties	140	140	465
Total capital resources	$6,832	$6,995	$6,874
Shareholder’s equity decreased in 2018, primarily due to decreased unrealized net capital gains on investments and dividends paid to AIC, partially offset by net income. Shareholder’s equity increased in 2017, primarily due to net income and increased unrealized net capital gains on investments, partially offset by dividends paid to AIC.
Notes due to related parties did not change in 2018 and decreased in 2017 as $325 million of surplus notes due to an unconsolidated affiliate were redeemed. See Note 4 of the consolidated financial statements for further detail.
Financial ratings and strength The following table summarizes our insurance financial strength ratings as of December 31, 2018.

Rating agency	Rating
A.M. Best Company, Inc.	A+
S&P Global Ratings	A+
Moody’s Investors Service, Inc.	A1
Our ratings are influenced by many factors including our operating and financial performance, asset quality, liquidity, asset/liability management, overall portfolio mix, financial leverage (i.e., debt), exposure to risks, the current level of operating leverage, AIC’s ratings and our strategic integration with AIC.
In April 2018, A.M. Best affirmed our insurance financial strength rating of A+ and the outlook for the rating is stable. In August 2018, S&P affirmed our insurance financial strength rating of A+ and the outlook for the rating is stable. In August 2018, Moody’s affirmed our insurance financial strength rating of A1 and the outlook for the rating is stable.
ALIC and its life insurance subsidiaries prepare their statutory-basis financial statements in conformity with accounting practices prescribed or permitted by the insurance department of the applicable state of domicile. Statutory surplus is a measure that is often used as a basis for determining dividend paying capacity, operating leverage and premium growth capacity, and it is also reviewed by rating agencies in determining their ratings. As of December 31, 2018, ALIC’s statutory surplus was $3.47 billion compared to $3.41 billion as of December 31, 2017.
The National Association of Insurance Commissioners (“NAIC”) has developed financial relationships or tests known as the Insurance Regulatory Information System to assist state insurance regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or actions by state insurance regulators. The NAIC analyzes financial data provided by insurance companies using prescribed ratios, each with defined “usual ranges”. Additional regulatory scrutiny may occur if a company’s ratios fall outside the usual ranges for four or more of the ratios. None of the insurance companies had more than two ratios outside of the usual ranges.
Liquidity sources and uses Our potential sources of funds principally include the following.

Potential sources of funds	Potential uses of funds
Receipt of insurance premiums	Payment of contract benefits, maturities, surrenders and withdrawals
Contractholder fund deposits	Reinsurance cessions and payments
Reinsurance recoveries	Operating costs and expenses
Receipts of principal, interest and dividends on investments	Purchase of investments
Sales of investments	Repayment of securities lending and line of credit agreements
Funds from securities lending and line of credit agreements	Payment or repayment of intercompany loans
Intercompany loans	Dividends and return of capital to parent
Capital contributions from parent	Tax payments/settlements
Tax refunds/settlements	Debt service expenses and repayment
Funds from issuance of surplus notes or other notes	Payments for acquisitions
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
In addition to the Liquidity Agreement, the Company also has an intercompany loan agreement with the Corporation. The amount of intercompany loans available to the Company is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. The Corporation may use commercial paper borrowings, bank lines of credit and securities lending to fund intercompany borrowings. There were no borrowings by the Company under these agreements during 2018.
The Company, AIC and the Corporation have access to a $1.00 billion unsecured revolving credit facility that is available for short-term liquidity requirements. The maturity date of this facility is April 2021. The facility is fully subscribed among 11 lenders with the largest commitment being $115 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing. This facility has a financial covenant requiring that the Corporation not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 16.0% as of December 31, 2018. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Corporation’s senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during 2018.
Allstate parent company capital capacity The Corporation has at the parent holding company level deployable assets totaling $1.50 billion as of December 31, 2018, comprising cash and investments that are generally saleable within one quarter. This provides funds for the parent company’s fixed charges and other corporate purposes. In addition, the Corporation has access to $1.00 billion of funds from either commercial paper issuance or an unsecured revolving credit facility.
In 2018 and 2017, we paid dividends of $250 million and $600 million to AIC, respectively. In 2016, we did not pay any dividends. We did not receive any capital contributions in 2018, 2017 or 2016.
The Company has access to additional borrowings to support liquidity through the Corporation as follows. The amount available to the Company is at the discretion of the Corporation.

•
A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs. As of December 31, 2018, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•
A universal shelf registration statement that was filed by the Corporation with the Securities and Exchange Commission that expires in 2021. The Corporation can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 568 million shares of treasury stock as of December 31, 2018), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities the Corporation issues under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure Contractholder funds were $17.47 billion as of December 31, 2018. The following table summarizes contractholder funds by their contractual withdrawal provisions.

($ in millions)	December 31, 2018	Percent to total
Not subject to discretionary withdrawal	$2,798	16.0%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	4,466	25.6
Market value adjustments (2)	996	5.7
Subject to discretionary withdrawal without adjustments (3)	9,210	52.7
Total contractholder funds (4)	$17,470	100.0%
____________

(1)	Includes $832 million of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)
$512 million of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 1, 5, 7 or 10 years) during which there is no surrender charge or market value adjustment. $225 million of these contracts have their 30-45 day window period in 2019.

(3)	89% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)	Includes $732 million of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.
Retail life and annuity products may be surrendered by customers for a variety of reasons. Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs. Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications. In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement. The surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 7.4% and 6.2% in 2018 and 2017, respectively. We strive to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.
Our asset-liability management practices enable us to manage the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance and annuity product obligations.
Certain remote events and circumstances could constrain our, AIC or the Corporation’s liquidity. Those events and circumstances include, for example, a catastrophe resulting in extraordinary losses, a downgrade in the Corporation’s senior long-term debt ratings to non-investment grade status, a downgrade in AIC’s financial strength ratings, or a downgrade in our financial strength ratings. The rating agencies also consider the interdependence of our individually rated entities; therefore, a rating change in one entity could potentially affect the ratings of other related entities.
Cash flows As reflected in our Consolidated Statements of Cash Flows, higher cash provided by operating activities in 2018 compared to 2017 was primarily due to lower payments for operating expenses and higher premiums. Higher cash provided by operating activities in 2017 compared to 2016 was primarily due to higher premiums, higher net investment income and decreased payments for policy and contract benefits, partially offset by higher payments for operating expenses.
Lower cash provided by investing activities in 2018 compared to 2017 was the result of increased purchases of fixed income securities, lower collections on investments and decreased sales of equity and limited partnership securities, partially offset by increased sales on fixed income securities. Higher cash provided by investing activities in 2017 compared to 2016 was the result of higher collections related to mortgage loans and increased limited partnership distributions.
Lower cash used in financing activities in 2018 compared to 2017 was primarily due to lower dividends paid to AIC in 2018, partially offset by increased payments for contractholder surrenders and withdrawals on fixed annuities. Higher cash used in financing activities in 2017 compared to 2016 was primarily due to dividends paid to AIC.

Contractual obligations and commitments  Our contractual obligations as of December 31, 2018 and the payments due by period are shown in the following table.

($ in millions)	Total	Less than 1 year	1 to 3 years	Over 3 years to 5 years	Over 5 years
Liabilities for collateral (1)	$525	$525	$—	$—	$—
Contractholder funds (2)	33,726	2,034	3,799	3,448	24,445
Reserve for life-contingent contract benefits (2)	34,607	1,013	1,973	1,883	29,738
Notes due to related parties (3)	166	5	36	46	79
Payable to affiliates, net	50	50	—	—	—
Other liabilities and accrued expenses (4)(5)	500	396	96	4	4
Net unrecognized tax benefits (6)	14	2	12	—	—
Total contractual cash obligations	$69,588	$4,025	$5,916	$5,381	$54,266
____________

(1)
Liabilities for collateral are typically fully secured with cash or short-term investments. We manage our short-term liquidity position to ensure the availability of a sufficient amount of liquid assets to extinguish short-term liabilities as they come due in the normal course of business, including utilizing potential sources of liquidity as disclosed previously.

(2)
Contractholder funds represent interest-bearing liabilities arising from the sale of products such as interest-sensitive life and fixed annuities, including immediate annuities without life contingencies. The reserve for life-contingent contract benefits relates primarily to traditional life insurance, immediate annuities with life contingencies and voluntary accident and health insurance. These amounts reflect the present value of estimated cash payments to be made to contractholders and policyholders. Certain of these contracts, such as immediate annuities without life contingencies, involve payment obligations where the amount and timing of the payment are essentially fixed and determinable. These amounts relate to (i) policies or contracts where we are currently making payments and will continue to do so and (ii) contracts where the timing of a portion or all of the payments has been determined by the contract. Other contracts, such as interest-sensitive life, fixed deferred annuities, traditional life insurance and voluntary accident and health insurance, involve payment obligations where a portion or all of the amount and timing of future payments is uncertain. For these contracts, we are not currently making payments and will not make payments until (i) the occurrence of an insurable event such as death or illness or (ii) the occurrence of a payment triggering event such as the surrender or partial withdrawal on a policy or deposit contract, which is outside of our control. For immediate annuities with life contingencies, the amount of future payments is uncertain since payments will continue as long as the annuitant lives. We have estimated the timing of payments related to these contracts based on historical experience and our expectation of future payment patterns. Uncertainties relating to these liabilities include mortality, morbidity, expenses, customer lapse and withdrawal activity, estimated additional deposits for interest-sensitive life contracts, and renewal premium for life policies, which may significantly impact both the timing and amount of future payments. Such cash outflows reflect adjustments for the estimated timing of mortality, retirement, and other appropriate factors, but are undiscounted with respect to interest. As a result, the sum of the cash outflows shown for all years in the table exceeds the corresponding liabilities of $17.47 billion for contractholder funds and $11.24 billion for reserve for life-contingent contract benefits as included in the Consolidated Statements of Financial Position as of December 31, 2018. The liability amount in the Consolidated Statements of Financial Position reflects the discounting for interest as well as adjustments for the timing of other factors as described above. Future premium collections are not included in the amounts presented in the table above.

(3)	Amount differs from the balance presented on the Consolidated Statements of Financial Position as of December 31, 2018 because the notes due to related parties amount above includes interest.

(4)	Other liabilities primarily include accrued expenses, claim payments and other checks outstanding.

(5)
Balance sheet liabilities not included in the table above include gross deferred tax liabilities of $671 million and unearned and advance premiums of $13 million. These items were excluded as they do not meet the definition of a contractual liability as we are not contractually obligated to pay these amounts to third parties. Rather, they represent an accounting mechanism that allows us to present our financial statements on an accrual basis. In addition, other liabilities of $10 million were not included in the table above because they did not represent a contractual obligation or the amount and timing of their eventual payment was sufficiently uncertain.

(6)
Net unrecognized tax benefits represent our potential future obligation to the taxing authority for a tax position that was not recognized in the consolidated financial statements. We believe it is reasonably possible that a decrease of up to $2 million in unrecognized tax benefits may occur within the next twelve months due to IRS settlements. The resolution of this obligation may be for an amount different than what we have accrued.

Our contractual commitments as of December 31, 2018 and the periods in which the commitments expire are shown in the following table.

($ in millions)	Total	Less than 1 year	1 to 3 years	Over 3 years to 5 years	Over 5 years
Other commitments - conditional	$183	$78	$91	$10	$4
Other commitments - unconditional	1,195	121	112	177	785
Total commitments	$1,378	$199	$203	$187	$789
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

APPLICATION OF CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to adopt accounting policies and make estimates and assumptions that affect amounts reported in the consolidated financial statements. The most critical estimates, presented in the order they appear in the Consolidated Statements of Financial Position, include those used in determining:

•	Fair value of financial assets

•	Impairment of fixed income securities

•	Deferred policy acquisition costs amortization

•	Reserve for life-contingent contract benefits estimation
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
A summary of each of these critical accounting estimates follows. For a more detailed discussion of the effect of these estimates on our consolidated financial statements, and the judgments and assumptions related to these estimates, see the referenced sections of this document. For a more detailed summary of our significant accounting policies, see the notes to the consolidated financial statements.
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
For certain of our financial assets measured at fair value, where our valuation service providers cannot provide fair value determinations, we obtain a single non-binding price quote from a broker familiar with the security who, similar to our valuation service providers, may consider transactions or activity in similar securities among other information. The brokers providing price quotes are generally from the brokerage divisions of financial institutions with market making, underwriting and distribution expertise regarding the security subject to valuation.
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
We also perform an analysis to determine whether there has been a significant decrease in the volume and level of activity for the asset when compared to normal market activity, and if so, whether transactions may not be orderly. Among the indicators we consider in determining whether a significant decrease in the volume and level of market activity for a specific asset has occurred include the level of new issuances in the primary market, trading volume in the secondary market, level of credit spreads over historical levels, bid-ask spread, and price consensuses among market participants and sources. If evidence indicates that prices are based on transactions that are not orderly, we place little, if any, weight on the transaction price and will estimate fair value using an internal model. As of December 31, 2018 and 2017, we did not adjust fair values provided by our valuation service providers or brokers or substitute them with an internal model for such securities.
The following table identifies fixed income and equity securities and short-term investments as of December 31, 2018 by source of fair value determination.

($ in millions)	Fair value	Percent to total
Fair value based on internal sources	$2,649	11.3%
Fair value based on external sources (1)	20,886	88.7
Total	$23,535	100.0%
____________

(1)	Includes $93 million that are valued using broker quotes and $100 million that are valued using quoted prices or quoted net asset values from deal sponsors.
For additional detail on fair value measurements, see Note 6 of the consolidated financial statements.
Impairment of fixed income securities For fixed income securities classified as available-for-sale, the difference between fair value and amortized cost, net of certain other items and deferred income taxes (as disclosed in Note 5 of the consolidated financial statements), is reported as a component of AOCI on the Consolidated Statements of Financial Position and is not reflected in the operating results of any period until reclassified to net income upon the consummation of a transaction with an unrelated third party or when a write-down is recorded due to an other-than-temporary decline in fair value. We have a comprehensive portfolio monitoring process to identify and evaluate each fixed income security whose carrying value may be other-than-temporarily impaired.
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
Once assumptions and estimates are made, any number of changes in facts and circumstances could cause us to subsequently determine that a fixed income security is other-than-temporarily impaired, including: 1) general economic conditions that are worse than previously forecast or that have a greater adverse effect on a particular issuer or industry sector than originally estimated; 2) changes in the facts and circumstances related to a particular issue or issuer’s ability to meet all of its contractual obligations; and 3) changes in facts and circumstances that result in management’s decision to sell or result in our assessment that it is more likely than not we will be required to sell before recovery of the amortized cost basis. Changes in assumptions, facts and circumstances could result in additional charges to earnings in future periods to the extent that losses are realized. The charge to earnings, while potentially significant to net income, would not have a significant effect on shareholder’s equity, since our fixed income securities are designated as available-for-sale and carried at fair value and as a result, any related unrealized loss, net of deferred income taxes and related DAC, deferred sales inducement costs and reserves for life-contingent contract benefits, would already be reflected as a component of AOCI in shareholder’s equity.
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
DAC related to traditional life and voluntary accident and health insurance is amortized over the premium paying period of the related policies in proportion to the estimated revenues on such business. Significant assumptions relating to estimated premiums, investment returns, as well as mortality, persistency and expenses to administer the business are established at the time the policy is issued and are generally not revised during the life of the policy. The assumptions for determining the timing and amount of DAC amortization are consistent with the assumptions used to calculate the reserve for life-contingent contract benefits. Any deviations from projected business in force resulting from actual policy terminations differing from expected levels and any estimated premium deficiencies may result in a change to the rate of amortization in the period such events occur. Generally, the amortization periods for these policies approximate the estimated lives of the policies. The recovery of DAC is dependent upon the future profitability of the business. We periodically review the adequacy of reserves and recoverability of DAC for these policies using actual experience and current assumptions. Prior to fourth quarter 2017, we evaluated our traditional life insurance products and immediate annuities with life contingencies on an aggregate basis. Beginning in fourth quarter 2017, traditional life insurance products, immediate annuities with life contingencies, and voluntary accident and health insurance products are reviewed individually, consistent with the review of these products performed by The Allstate Corporation. In the event actual experience and current assumptions are adverse compared to the original assumptions and a premium deficiency is determined to exist, any remaining unamortized DAC balance must be expensed to the extent not recoverable and a premium deficiency reserve may be required if the remaining DAC balance is insufficient to absorb the deficiency. In 2018, 2017 and 2016, our reviews concluded that no premium deficiency adjustments were necessary. For additional detail on reserve adequacy, see the Reserve for life-contingent contract benefits estimation section.
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

($ in millions)	2018	2017	2016
Investment margin	$9	$9	$(3)
Benefit margin	(7)	(22)	—
Expense margin	—	(1)	(3)
Net acceleration (deceleration)	$2	$(14)	$(6)
In 2018, DAC amortization acceleration for changes in the investment margin component of EGP related to interest-sensitive life insurance and was due to lower projected investment returns. The deceleration related to benefit margin primarily related to interest-sensitive life insurance and was due to a decrease in projected mortality.
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

The following table displays the sensitivity of reasonably likely changes in assumptions included in the gross profit components of investment margin or benefit margin to amortization of the DAC balance as of December 31, 2018.

($ in millions)	Increase/(reduction)
Increase in future investment margins of 25 basis points	$55
Decrease in future investment margins of 25 basis points	$(61)

Decrease in future life mortality by 1%	$15
Increase in future life mortality by 1%	$(15)
Any potential changes in assumptions discussed above are measured without consideration of correlation among assumptions. Therefore, it would be inappropriate to add them together in an attempt to estimate overall variability in amortization.
For additional detail related to DAC, see the Operations section of this document.
Reserve for life-contingent contract benefits estimation Due to the long-term nature of traditional life insurance, life-contingent immediate annuities and voluntary accident and health insurance products, benefits are payable over many years; accordingly, the reserves are calculated as the present value of future expected benefits to be paid, reduced by the present value of future expected net premiums. Long-term actuarial assumptions of future investment yields, mortality, morbidity, policy terminations and expenses are used when establishing the reserve for life-contingent contract benefits payable under these insurance policies. These assumptions, which for traditional life insurance are applied using the net level premium method, include provisions for adverse deviation and generally vary by characteristics such as type of coverage, year of issue and policy duration. Future investment yield assumptions are determined based upon prevailing investment yields as well as estimated reinvestment yields. Mortality, morbidity and policy termination assumptions are based on our experience and industry experience. Expense assumptions include the estimated effects of inflation and expenses to be incurred beyond the premium-paying period. These assumptions are established at the time the policy is issued, are consistent with assumptions for determining DAC amortization for these policies, and are generally not changed during the policy coverage period. However, if actual experience emerges in a manner that is significantly adverse relative to the original assumptions, adjustments to DAC or reserves may be required resulting in a charge to earnings which could have a material effect on our operating results and financial condition.
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
Prior to fourth quarter 2017, we evaluated our traditional life insurance products and immediate annuities with life contingencies on an aggregate basis. Beginning in fourth quarter 2017, traditional life insurance products, immediate annuities with life contingencies, and voluntary accident and health insurance are reviewed individually, consistent with the review of these products performed by The Allstate Corporation. In 2018, 2017 and 2016, our reviews concluded that no premium deficiency adjustments were necessary. As of December 31, 2018, traditional life insurance and voluntary accident and health insurance both have a substantial sufficiency. As of December 31, 2018, there is marginal sufficiency in the evaluation of immediate annuities with life contingencies which has been adversely impacted primarily by sub-standard structured settlement mortality expectations. The sufficiency represents approximately 4% of applicable reserves for annuity products as of December 31, 2018. Additional reserves may be required in future periods if the evaluation results in a premium deficiency.
In 2016, we completed a mortality study for our structured settlement annuities with life contingencies. The study indicated that annuitants are living longer and receiving benefits for a longer period than originally estimated due to medical advances and access to medical care. Investment strategy changes to increase performance-based investments and equity securities resulted in a favorable change in the long-term investment yield assumptions. These results were included in the premium deficiency and profits followed by losses evaluations as of December 31, 2016, and no adjustments were recognized.
The following table displays the sensitivity of changes in the future investment yield assumption included in the annuity premium deficiency evaluation to the sufficiency balance as of December 31, 2018.

($ in millions)	Increase/(reduction) in sufficiency	Change in sufficiency as a percentage of applicable reserves
Increase in future investment yields of 25 basis points	$198	3%
Decrease in future investment yields of 25 basis points	$(205)	(3)%
We also review these policies for circumstances where projected profits would be recognized in early years followed by projected losses in later years. In 2018, 2017 and 2016, our reviews concluded that there were no projected losses following projected profits in each long-term projection.

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
Item 8. Financial Statements and Supplementary Data

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

($ in millions)	Year Ended December 31,
	2018	2017	2016
Revenues
Premiums (net of reinsurance ceded of $138, $149 and $158)	$704	$690	$592
Contract charges (net of reinsurance ceded of $188, $191 and $189)	695	703	717
Other revenue	38	40	45
Net investment income	1,585	1,777	1,659
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(7)	(46)	(120)
OTTI losses reclassified (from) to other comprehensive income	(2)	1	7
Net OTTI losses recognized in earnings	(9)	(45)	(113)
Sales and valuation changes on equity investments and derivatives	(166)	94	36
Total realized capital gains and losses	(175)	49	(77)
Total revenues	2,847	3,259	2,936

Costs and expenses
Contract benefits (net of reinsurance ceded of $249, $208 and $224)	1,446	1,430	1,387
Interest credited to contractholder funds (net of reinsurance ceded of $44, $46 and $46)	601	639	677
Amortization of deferred policy acquisition costs	146	152	134
Operating costs and expenses	271	321	264
Restructuring and related charges	2	2	1
Interest expense	5	4	15
Total costs and expenses	2,471	2,548	2,478

Gain on disposition of operations	6	7	5

Income from operations before income tax expense	382	718	463

Income tax expense (benefit)	17	(278)	144

Net income	365	996	319

Other comprehensive (loss) income, after-tax
Change in unrealized net capital gains and losses	(354)	5	153
Change in unrealized foreign currency translation adjustments	—	11	4
Other comprehensive (loss) income, after-tax	(354)	16	157

Comprehensive income	$11	$1,012	$476

See notes to consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARES
CONSOLIDATED STATEMENTS OF FINANCIAL POSITION

($ in millions, except par value data)	December 31,
	2018	2017
Assets
Investments
Fixed income securities, at fair value (amortized cost $21,057 and $22,004)	$21,400	$23,261
Mortgage loans	3,995	3,876
Equity securities, at fair value (cost $1,197 and $1,306)	1,325	1,614
Limited partnership interests	3,292	3,147
Short-term, at fair value (amortized cost $810 and $725)	810	725
Policy loans	561	561
Other	1,300	1,254
Total investments	32,683	34,438
Cash	52	145
Deferred policy acquisition costs	1,232	1,156
Reinsurance recoverable from non-affiliates	2,185	2,243
Reinsurance recoverable from affiliates	420	437
Accrued investment income	253	263
Other assets	534	501
Separate Accounts	2,783	3,422
Total assets	$40,142	$42,605
Liabilities
Contractholder funds	$17,470	$18,592
Reserve for life-contingent contract benefits	11,239	11,625
Unearned premiums	4	4
Payable to affiliates, net	50	55
Other liabilities and accrued expenses	1,101	1,076
Deferred income taxes	663	836
Notes due to related parties	140	140
Separate Accounts	2,783	3,422
Total liabilities	33,450	35,750
Commitments and Contingent Liabilities (Notes 7 and 11)
Shareholder’s Equity
Redeemable preferred stock - series A, $100 par value, 1,500,000 shares authorized, none issued	—	—
Redeemable preferred stock - series B, $100 par value, 1,500,000 shares authorized, none issued	—	—
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	2,024	2,024
Retained income	4,410	3,981
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	45	47
Other unrealized net capital gains and losses	225	1,186
Unrealized adjustment to DAC, DSI and insurance reserves	(27)	(398)
Total unrealized net capital gains and losses	243	835
Unrealized foreign currency translation adjustments	10	10
Total accumulated other comprehensive income (“AOCI”)	253	845
Total shareholder’s equity	6,692	6,855
Total liabilities and shareholder’s equity	$40,142	$42,605

See notes to consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARES
CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY

($ in millions)	Year Ended December 31,
	2018	2017	2016

Common stock	$5	$5	$5

Additional capital paid-in
Balance, beginning of year	2,024	1,990	1,990
Gain on reinsurance with an affiliate	—	34	—
Balance, end of year	2,024	2,024	1,990

Retained income
Balance, beginning of year	3,981	3,736	3,417
Cumulative effect of change in accounting principle	314	—	—
Net income	365	996	319
Dividends	(250)	(600)	—
Reclassification of tax effects due to change in accounting principle	—	(151)	—
Balance, end of year	4,410	3,981	3,736

Accumulated other comprehensive income
Balance, beginning of year	845	678	521
Cumulative effect of change in accounting principle	(238)	—	—
Change in unrealized net capital gains and losses	(354)	5	153
Change in unrealized foreign currency translation adjustments	—	11	4
Reclassification of tax effects due to change in accounting principle	—	151	—
Balance, end of year	253	845	678

Total shareholder’s equity	$6,692	$6,855	$6,409

See notes to consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARES
CONSOLIDATED STATEMENTS OF CASH FLOWS

($ in millions)	Year Ended December 31,
	2018	2017	2016
Cash flows from operating activities
Net income	$365	$996	$319
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(58)	(64)	(64)
Realized capital gains and losses	175	(49)	77
Gain on disposition of operations	(6)	(7)	(5)
Interest credited to contractholder funds	601	639	677
Changes in:
Policy benefits and other insurance reserves	(612)	(529)	(611)
Deferred policy acquisition costs	67	31	54
Reinsurance recoverables, net	51	56	30
Income taxes	(64)	(308)	135
Other operating assets and liabilities	136	(159)	(117)
Net cash provided by operating activities	655	606	495
Cash flows from investing activities
Proceeds from sales
Fixed income securities	4,858	3,916	5,999
Equity securities	1,257	1,536	1,298
Limited partnership interests	367	539	371
Other investments	39	45	44
Investment collections
Fixed income securities	1,448	1,733	2,085
Mortgage loans	434	566	363
Other investments	168	208	169
Investment purchases
Fixed income securities	(5,444)	(4,698)	(7,072)
Equity securities	(1,086)	(1,385)	(1,234)
Limited partnership interests	(551)	(631)	(677)
Mortgage loans	(552)	(503)	(517)
Other investments	(270)	(238)	(211)
Change in short-term investments, net	(3)	(12)	(19)
Change in policy loans and other investments, net	(69)	(37)	(26)
Net cash provided by investing activities	596	1,039	573
Cash flows from financing activities
Contractholder fund deposits	771	808	854
Contractholder fund withdrawals	(1,893)	(1,823)	(2,028)
Proceeds from issuance of notes to related parties	—	—	140
Dividends paid	(250)	(600)	—
Other	28	(23)	—
Net cash used in financing activities	(1,344)	(1,638)	(1,034)
Net (decrease) increase in cash	(93)	7	34
Cash at beginning of year	145	138	104
Cash at end of year	$52	$145	$138

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
On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (“Tax Legislation”) became effective, permanently reducing the U.S. corporate income tax rate from 35% to 21% beginning January 1, 2018. As a result, the corporate tax rate is not comparable between periods.
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
The following table summarizes premiums and contract charges by product.

($ in millions)	2018	2017	2016
Premiums
Traditional life insurance	$582	$579	$502
Accident and health insurance	122	111	90
Total premiums	704	690	592

Contract charges
Interest-sensitive life insurance	680	689	703
Fixed annuities	15	14	14
Total contract charges	695	703	717
Total premiums and contract charges	$1,399	$1,393	$1,309
The Company, through several subsidiaries, is authorized to sell life insurance and retirement products in all 50 states, the District of Columbia and Puerto Rico. For 2018, the top geographic locations for direct statutory premiums and annuity considerations were New York, California, Texas, Florida and Illinois. No other jurisdiction accounted for more than 5% of direct statutory premiums and annuity considerations.
2. Summary of Significant Accounting Policies
Investments
Fixed income securities include bonds, asset-backed securities (“ABS”), residential mortgage-backed securities (“RMBS”), commercial mortgage-backed securities (“CMBS”) and redeemable preferred stocks. Fixed income securities, which may be sold prior to their contractual maturity, are designated as available-for-sale and are carried at fair value. The difference between amortized cost and fair value, net of deferred income taxes and related deferred policy acquisition costs (“DAC”), deferred sales inducement costs (“DSI”) and reserves for life-contingent contract benefits, is reflected as a component of AOCI. Cash received from calls and make-whole payments is reflected as a component of proceeds from sales and cash received from maturities and pay-downs is reflected as a component of investment collections within the Consolidated Statements of Cash Flows.
Mortgage loans are carried at unpaid principal balances, net of unamortized premium or discount and valuation allowances. Valuation allowances are established for impaired loans when it is probable that contractual principal and interest will not be collected.

Equity securities primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments. Certain exchange traded and mutual funds have fixed income securities as their underlying investments. Equity securities are carried at fair value. Equity securities without readily determinable or estimable fair values are measured using the measurement alternative, which is cost less impairment, if any, and adjustments resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer. The periodic change in fair value of equity securities is recognized within realized capital gains and losses on the Consolidated Statements of Operations and Comprehensive Income effective January 1, 2018.
Investments in limited partnership interests are primarily accounted for in accordance with the equity method of accounting (“EMA”) and include interests in private equity funds, real estate funds and other funds. Investments in limited partnership interests purchased prior to January 1, 2018 where the Company’s interest is so minor that it exercises virtually no influence over operating and financial policies are accounted for at fair value primarily utilizing the net asset value (“NAV”) as a practical expedient to determine fair value.
Short-term investments, including money market funds, commercial paper, U.S. Treasury bills and other short-term investments, are carried at fair value. Policy loans are carried at unpaid principal balances. Other investments primarily consist of bank loans, agent loans, real estate and derivatives. Bank loans are primarily senior secured corporate loans and are carried at amortized cost. Real estate is carried at cost less accumulated depreciation. Agent loans are loans issued to exclusive Allstate agents and are carried at unpaid principal balances, net of valuation allowances and unamortized deferred fees or costs. Derivatives are carried at fair value.
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
Realized capital gains and losses include gains and losses on investment sales, write-downs in value due to other-than-temporary declines in fair value, adjustments to valuation allowances on mortgage loans and agent loans, valuation changes of equity investments, including equity securities and certain limited partnerships where the underlying assets are predominately public equity securities, and periodic changes in fair value and settlements of certain derivatives including hedge ineffectiveness. Realized capital gains and losses on investment sales are determined on a specific identification basis.
Derivative and embedded derivative financial instruments
Derivative financial instruments include interest rate swaps, credit default swaps, futures (interest rate and equity), options (including swaptions), interest rate caps, warrants, foreign currency swaps, foreign currency forwards, total return swaps and certain investment risk transfer reinsurance agreements. Derivatives required to be separated from the host instrument and accounted for as derivative financial instruments (“subject to bifurcation”) are embedded in equity-indexed life and annuity contracts and reinsured variable annuity contracts.
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
Fair value hedges The change in fair value of hedging instruments used in fair value hedges of investment assets or a portion thereof is reported in net investment income, together with the change in fair value of the hedged items. The change in fair value of hedging instruments used in fair value hedges of contractholder funds liabilities or a portion thereof is reported in interest credited to contractholder funds, together with the change in fair value of the hedged items. Accrued periodic settlements on swaps are reported together with the changes in fair value of the related swaps in net investment income or interest credited to contractholder funds. The amortized cost for fixed income securities, the carrying value for mortgage loans or the carrying value of a designated hedged liability is adjusted for the change in fair value of the hedged risk.
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
Termination of hedge accounting If, subsequent to entering into a hedge transaction, the derivative becomes ineffective (including if the hedged item is sold or otherwise extinguished, the occurrence of a hedged forecasted transaction is no longer probable or the hedged asset becomes other-than-temporarily impaired), the Company may terminate the derivative position. The Company may also terminate derivative instruments or redesignate them as non-hedge as a result of other events or circumstances. If the derivative instrument is not terminated when a fair value hedge is no longer effective, the future gains and losses recognized on the derivative are reported in realized capital gains and losses. When a fair value hedge is no longer effective, is redesignated as non-hedge or when the derivative has been terminated, the fair value gain or loss on the hedged asset, liability or portion thereof previously recognized in income while the hedge was in place and used to adjust the amortized cost of hedged fixed income securities, carrying value of hedged mortgage loans or carrying value of a hedged liability, is amortized over the remaining life of the hedged asset, liability or portion thereof, and reflected in net investment income or interest credited to contractholder funds beginning in the period that hedge accounting is no longer applied. If the hedged item in a fair value hedge is an asset that has become other-than-temporarily impaired, the adjustment made to the amortized cost for fixed income securities or the carrying value for mortgage loans is subject to the accounting policies applied to other-than-temporarily impaired assets.
When a derivative instrument used in a cash flow hedge of an existing asset or liability is no longer effective or is terminated, the gain or loss recognized on the derivative is reclassified from AOCI to income as the hedged risk impacts income. If the derivative instrument is not terminated when a cash flow hedge is no longer effective, future gains and losses recognized on the derivative are reported in realized capital gains and losses. When a derivative instrument used in a cash flow hedge of a forecasted transaction is terminated because it is probable the forecasted transaction will not occur, the gain or loss recognized on the derivative is immediately reclassified from AOCI to realized capital gains and losses in the period that hedge accounting is no longer applied.
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
The Company receives cash collateral for securities loaned in an amount generally equal to 102% and 105% of the fair value of domestic and foreign securities, respectively, and records the related obligations to return the collateral in other liabilities and accrued expenses. The carrying value of these obligations approximates fair value because of their relatively short-term nature. The Company monitors the market value of securities loaned on a daily basis and obtains additional collateral as necessary under the terms of the agreements to mitigate counterparty credit risk. The Company maintains the right and ability to repossess the securities loaned on short notice.
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
Immediate annuities with life contingencies, including certain structured settlement annuities, provide benefits over a period that extends beyond the period during which premiums are collected. Premiums from these products are recognized as revenue when received at the inception of the contract. Benefits and expenses are recognized in relation to premiums. Profits from these policies come primarily from investment income, which is recognized over the life of the contract.
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
Contracts that do not subject the Company to significant risk arising from mortality or morbidity are referred to as investment contracts. Fixed annuities, including market value adjusted annuities, equity-indexed annuities and immediate annuities without life contingencies, are considered investment contracts. Consideration received for such contracts is reported as contractholder fund deposits. Contract charges for investment contracts consist of fees assessed against the contractholder account balance for maintenance, administration and surrender of the contract prior to contractually specified dates, and are recognized when assessed against the contractholder account balance.
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
Deferred policy acquisition and sales inducement costs
Costs that are related directly to the successful acquisition of new or renewal life insurance policies and investment contracts are deferred and recorded as DAC. These costs are principally agency’s and brokers’ remuneration and certain underwriting expenses. DSI costs, which are deferred and recorded as other assets, relate to sales inducements offered on sales to new customers, principally on fixed annuity and interest-sensitive life contracts. These sales inducements are primarily in the form of additional credits to the customer’s account balance or enhancements to interest credited for a specified period which are in excess of the rates currently being credited to similar contracts without sales inducements. All other acquisition costs are expensed as incurred and included in operating costs and expenses. Amortization of DAC is included in amortization of deferred policy acquisition costs and is described in more detail below. DSI is amortized into income using the same methodology and assumptions as DAC and is included in interest credited to contractholder funds.

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

The costs assigned to the right to receive future cash flows from certain business purchased from other insurers are also classified as DAC in the Consolidated Statements of Financial Position. The costs capitalized represent the present value of future profits expected to be earned over the lives of the contracts acquired. These costs are amortized as profits emerge over the lives of the acquired business and are periodically evaluated for recoverability. The present value of future profits was $3 million as of both December 31, 2018 and 2017. Amortization expense of the present value of future profits was $249 thousand, $232 thousand and $276 thousand in 2018, 2017 and 2016, respectively.
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
Income taxes
Income taxes are accounted for using the asset and liability method under which deferred tax assets and liabilities are recognized for temporary differences between the financial reporting and tax bases of assets and liabilities at the enacted tax rates. The principal assets and liabilities giving rise to such differences are insurance reserves, investments (including unrealized capital gains and losses) and DAC. A deferred tax asset valuation allowance is established when it is more likely than not such assets will not be realized. The Company recognizes interest expense related to income tax matters in income tax expense and penalties in operating costs and expenses.
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
Adopted accounting standard
Recognition and Measurement of Financial Assets and Financial Liabilities
Effective January 1, 2018, the Company adopted new FASB guidance requiring equity investments, including equity securities and limited partnership interests not accounted for under the equity method of accounting or that do not result in consolidation to be measured at fair value with changes in fair value recognized in net income. The guidance clarifies that an entity should evaluate the realizability of deferred tax assets related to available-for-sale fixed income securities in combination with the entity’s other deferred tax assets. The Company’s adoption of the new FASB guidance included adoption of the relevant elements of Technical Corrections and Improvements to Financial Instruments, issued in February 2018.
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
Accounting for Long-Duration Insurance Contracts
In August 2018, the FASB issued guidance revising the accounting for certain long-duration insurance contracts. The new guidance changes the measurement of the Company’s reserves for traditional life, life-contingent immediate annuities and certain voluntary accident and health insurance products. Under the new guidance, measurement assumptions, including those for mortality, morbidity and policy terminations, will be required to be reviewed and updated at least annually. The effect of updating measurement assumptions other than the discount rate are required to be determined on a retrospective basis and reported in net income. In addition, cash flows under the new guidance are required to be discounted using an upper medium grade fixed income instrument yield that is updated through OCI at each reporting date. These changes will replace current GAAP, which utilizes assumptions set at policy issuance until such time as the assumptions result in reserves that are deficient when compared to reserves computed using current assumptions. Under current GAAP, premium deficiency reserves are recognized in the amount of the deficiency, if any, computed using current assumptions.
The new guidance requires DAC and other capitalized balances currently amortized in proportion to premiums or gross profits to be amortized on a constant level basis over the expected term for all long-duration insurance contracts. DAC will not be subject to loss recognition testing but will be reduced when actual experience exceeds expected experience (i.e. as a result of unexpected contract terminations). The new guidance will no longer require adjustments to DAC and DSI related to unrealized gains and losses on investment securities supporting the related business.
Market risk benefit product features are required to be measured at fair value with changes in fair value recorded in net income with the exception of changes in the fair value attributable to changes in the Company’s own credit risk, which are required to be recognized in OCI. Substantially all of the Company’s market risk benefits are reinsured and therefore these impacts are not expected to be material to the Company.
The new guidance is to be included in the comparable financial statements issued in reporting periods beginning after December 15, 2020, thereby requiring restatement of prior periods presented. Early adoption is permitted. The new guidance will be applied to affected contracts and DAC on the basis of existing carrying amounts at the earliest period presented or it may be applied retrospectively using actual historical experience as of contract inception. The new guidance for market risk benefits is required to be adopted retrospectively.
The Company is evaluating the anticipated impacts of applying the new guidance to both retained income and AOCI. While the requirements of the new guidance represent a material change from existing GAAP, the underlying economics of the business and related cash flows are unchanged. The Company has not completed its evaluation of the specific impacts of adopting the new guidance, but anticipates the financial statement impact of migrating from existing GAAP to that required by the new guidance to be material, largely attributed to the impact of transitioning from an original investment-based discount rate to one based on an upper-medium grade fixed income investment yield and updates to mortality assumptions that had previously been locked in at issuance. The Company expects the most significant impacts will occur within the life-contingent immediate annuity products. The revised accounting for DAC will be applied prospectively using the new model and any DAC effects existing in AOCI as a result of applying existing GAAP at the date of adoption will be reversed.
3. Supplemental Cash Flow Information
Non-cash investing activities include $43 million, $51 million and $117 million related to mergers and exchanges completed with equity securities, fixed income securities and limited partnerships, and modifications of certain mortgage loans and other investments in 2018, 2017 and 2016, respectively. Non-cash financing activities also included $34 million related to debt acquired in conjunction with the purchase of an investment in 2016.
The Company had two non-cash financing activities related to surplus note transactions. In 2017, the Company redeemed $325 million of surplus notes due to Kennett Capital, Inc. (“Kennett”), an unconsolidated affiliate of ALIC. In connection with the redemption, the related $325 million of notes due from Kennett (recorded as other investments) were extinguished. In 2016, the Company transferred to Kennett a $50 million surplus note issued by a consolidated subsidiary in exchange for a note receivable with a principal sum equal to that of the surplus note.
Liabilities for collateral received in conjunction with the Company’s securities lending program were $517 million, $539 million and $545 million as of December 31, 2018, 2017 and 2016, respectively, and are reported in other liabilities and accrued expenses. Obligations to return cash collateral for over-the-counter (“OTC”) and cleared derivatives were $8 million, $3 million and $5 million as of December 31, 2018, 2017 and 2016, respectively, and are reported in other liabilities and accrued expenses or other investments.

The accompanying cash flows are included in cash flows from operating activities in the Consolidated Statements of Cash Flows along with the activities resulting from management of the proceeds, which for the years ended December 31 are as follows:

($ in millions)	2018	2017	2016
Net change in proceeds managed
Net change in fixed income securities	$94	$149	$(277)
Net change in short-term investments	(77)	(142)	277
Operating cash flow provided	17	7	—
Net change in cash	—	1	—
Net change in proceeds managed	$17	$8	$—

Net change in liabilities
Liabilities for collateral, beginning of year	$(542)	$(550)	$(550)
Liabilities for collateral, end of year	(525)	(542)	(550)
Operating cash flow (used) provided	$(17)	$(8)	$—
4. Related Party Transactions
Business operations
The Company uses services performed by AIC and other affiliates, and business facilities owned or leased and operated by AIC in conducting its business activities. In addition, the Company shares the services of employees with AIC. The Company reimburses its affiliates for the operating expenses incurred on behalf of the Company. The Company is charged for the cost of these operating expenses based on the level of services provided. Operating expenses, including compensation, retirement and other benefit programs (see Note 15), allocated to the Company were $235 million, $243 million and $225 million in 2018, 2017 and 2016, respectively.
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
AFCAL is a VIE and ALIC is the primary beneficiary since ALIC has control over the significant activities of AFCAL, the obligation to absorb significant losses and the rights to residual returns. Therefore, AFCAL is included in ALIC’s consolidated financial statements. Transactions between ALIC, AFC and AFCAL are eliminated in consolidation. The Company’s Consolidated Statements of Financial Position included $407 million of agent loans, $2 million of cash and $140 million of notes due to related parties as of December 31, 2018 associated with AFCAL. The Company’s Consolidated Statements of Financial Position included $409 million of agent loans, $13 million of cash and $140 million of notes due to related parties as of December 31, 2017 associated with AFCAL.
The $140 million of notes due to related parties include the Class A Notes due March 10, 2034 that were sold to Allstate New Jersey Insurance Company, American Heritage Life Insurance Company, Allstate Assurance Company (“AAC”) and First Colonial Insurance Company. These notes have an annual interest rate of 3.25%. The Company incurred interest expense related to these notes of $5 million in both 2018 and 2017 and $113 thousand in 2016.

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
Broker-Dealer agreement
The Company receives distribution services from Allstate Financial Services, LLC, an affiliated broker-dealer company, for certain annuity and variable life insurance contracts sold by Allstate exclusive agencies and exclusive financial specialists. For these services, the Company incurred commission and other distribution expenses of $3 million, $9 million and $9 million of 2018, 2017 and 2016, respectively.
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
AIC issued surety bonds to guarantee the payment of structured settlement benefits assumed by ASC (from both AIC and non-related parties) and funded by certain annuity contracts issued by the Company through June 30, 2001. ASC entered into a General Indemnity Agreement pursuant to which it indemnified AIC for any liabilities associated with the surety bonds and gave AIC certain collateral security rights with respect to the annuities and certain other rights in the event of any defaults covered by the surety bonds. ALIC guaranteed the payment of structured settlement benefits on all contracts issued on or after July 1, 2001. Reserves recorded by the Company for annuities that are guaranteed by the surety bonds of AIC were $4.59 billion and $4.63 billion as of December 31, 2018 and 2017, respectively.
Income taxes
The Company is a party to a federal income tax allocation agreement with the Corporation (see Note 12).
Surplus notes
On December 2, 2016, the Company purchased for cash a $40 million 3.07% surplus note due December 2, 2036 that was issued by AAC. No payment of principal or interest is permitted on the surplus note without the written approval from the proper regulatory authority. The regulatory authority could prohibit the payment of interest and principal on the surplus notes if certain statutory capital requirements are not met. The surplus note is classified as fixed income securities on the Consolidated Statements of Financial Position. The Company recorded investment income on this surplus note of $1 million in both 2018 and 2017 and $99 thousand in 2016.
The Company incurred interest expense related to the $325 million surplus notes due to Kennett of $15 million in 2016. The surplus notes were redeemed in 2017.
Liquidity and intercompany loan agreements
The Company is party to an Amended and Restated Intercompany Liquidity Agreement (“Liquidity Agreement”) with certain of its affiliates, which include, but are not limited to, AIC, AAC and the Corporation. The Liquidity Agreement allows for short-term advances of funds to be made between parties for liquidity and other general corporate purposes. The Liquidity Agreement does not establish a commitment to advance funds on the part of any party. The Company and AIC each serve as a lender and borrower, AAC and certain other affiliates serve only as borrowers, and the Corporation serves only as a lender. The maximum amount of advances each party may make or receive is limited to $1 billion. Netting or offsetting of advances made and received is not permitted. Advances between the parties are required to have specified due dates less than or equal to 364 days from the date of the advance and be payable upon demand by written request from the lender at least 10 business days prior to the demand date. The borrower may make prepayments of the outstanding principal balance of an advance without penalty. Advances will bear interest equal to or greater than the rate applicable to 30-day commercial paper issued by the Corporation on the date the advance is made with an adjustment on the first day of each month thereafter. The Company had no amounts outstanding under the Liquidity Agreement as of December 31, 2018 or 2017.
In addition to the Liquidity Agreement, the Company has an intercompany loan agreement with the Corporation. The amount of intercompany loans available to the Company is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1 billion. The Corporation may use commercial paper borrowings, bank lines of credit and securities lending to fund intercompany borrowings. The Company had no amounts outstanding under the intercompany loan agreement as of December 31, 2018 or 2017.
Road Bay Investments, LLC (“RBI”), a consolidated subsidiary of ALIC, has a Revolving Loan Credit Agreement (“Credit Agreement”) with AHL, according to which AHL agreed to extend revolving credit loans to RBI. As security for its obligations under the Credit Agreement, RBI entered into a Pledge and Security Agreement with AHL, according to which RBI agreed to grant a pledge of and security interest in RBI’s right, title, and interest in certain assets of RBI. The Company had no amounts outstanding under the Credit Agreement as of December 31, 2018 or 2017.
Capital support agreement
The Company has a capital support agreement with AIC. Under the terms of this agreement, AIC agrees to provide capital to maintain the amount of statutory capital and surplus necessary to maintain a company action level risk-based capital (“RBC”) ratio of at least 150%. AIC’s obligation to provide capital to the Company under the agreement is limited to an aggregate amount of $1 billion. In exchange for providing this capital, the Company will pay AIC an annual commitment fee of 1% of the amount of the Capital and Surplus maximum that remains available on January 1 of such year. The Company or AIC have the right to terminate this agreement when: 1) the Company qualifies for a financial strength rating from S&P’s, Moody’s or A.M. Best, without giving weight to the existence of this agreement, that is the same or better than its rating with such support; 2) the Company’s RBC ratio is at least 300%; or 3) AIC no longer directly or indirectly owns at least 50% of the voting stock of the Company. During 2018 and 2017, no capital had been provided by AIC under this agreement.
External financing agreement
In January 2017, ALIC Reinsurance Company (“ALIC Re”), a wholly owned subsidiary of the Company, entered into a master transaction agreement with Bueller Financing LLC (“Bueller”), an external financing provider. In accordance with the agreement, Bueller issued a variable funding puttable note (“credit-linked note”) that is held in a trust. The credit-linked note can be put back to Bueller for cash in the event certain ALIC Re statutory reserves and capital are depleted. The balance of the credit-linked note will vary based on the statutory reserve balance with a maximum value of $1.75 billion. The impacts of the agreement are eliminated in consolidation and have no impact on the Consolidated Statements of Financial Position.
Dividends
The Company paid dividends of $250 million and $600 million to AIC in the form of cash in 2018 and 2017, respectively.

5. Investments
Fair values
The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
December 31, 2018
U.S. government and agencies	$740	$33	$—	$773
Municipal	1,997	202	(4)	2,195
Corporate	17,521	433	(381)	17,573
Foreign government	170	9	—	179
ABS	429	3	(3)	429
RMBS	154	44	(1)	197
CMBS	33	7	—	40
Redeemable preferred stock	13	1	—	14
Total fixed income securities	$21,057	$732	$(389)	$21,400

December 31, 2017
U.S. government and agencies	$768	$38	$(2)	$804
Municipal	2,001	275	(3)	2,273
Corporate	18,262	960	(86)	19,136
Foreign government	279	20	—	299
ABS	383	6	(4)	385
RMBS	205	49	(1)	253
CMBS	93	6	(2)	97
Redeemable preferred stock	13	1	—	14
Total fixed income securities	$22,004	$1,355	$(98)	$23,261

Scheduled maturities
The scheduled maturities for fixed income securities are as follows as of December 31, 2018:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$1,193	$1,205
Due after one year through five years	8,135	8,207
Due after five years through ten years	7,220	7,132
Due after ten years	3,893	4,190
	20,441	20,734
ABS, RMBS and CMBS	616	666
Total	$21,057	$21,400
Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.

Net investment income
Net investment income for the years ended December 31 is as follows:

($ in millions)	2018	2017	2016
Fixed income securities	$991	$1,058	$1,078
Mortgage loans	188	182	193
Equity securities	39	48	40
Limited partnership interests (1)(2)	327	457	292
Short-term investments	21	9	5
Policy loans	31	31	32
Other	91	79	90
Investment income, before expense	1,688	1,864	1,730
Investment expense	(103)	(87)	(71)
Net investment income	$1,585	$1,777	$1,659
_______________

(1)
 Due to the adoption of the recognition and measurement accounting standard on January 1, 2018, limited partnerships previously reported using the cost method are now reported at fair value with changes in fair value recognized in net investment income.

(2)	Includes net investment income of $213 million for EMA limited partnership interests and $114 million for limited partnership interests carried at fair value for 2018.
Realized capital gains and losses
Realized capital gains (losses) by asset type for the years ended December 31 are as follows:

($ in millions)	2018	2017	2016
Fixed income securities	$(40)	$(6)	$(59)
Mortgage loans	2	1	—
Equity securities	(124)	21	(22)
Limited partnership interests	(22)	46	(5)
Derivatives	10	(16)	8
Other	(1)	3	1
Realized capital gains (losses)	$(175)	$49	$(77)
Realized capital gains (losses) by transaction type for the years ended December 31 are as follows:

($ in millions)	2018	2017	2016
Impairment write-downs (1)	$(9)	$(41)	$(101)
Change in intent write-downs (1)	—	(4)	(12)
Net OTTI losses recognized in earnings	(9)	(45)	(113)
Sales (1)	(27)	110	31
Valuation of equity investments (1)(2)	(146)	—	—
Valuation and settlements of derivative instruments	7	(16)	5
Realized capital gains (losses)	$(175)	$49	$(77)
_______________

(1)
Due to the adoption of the recognition and measurement accounting standard, equity securities are reported at fair value with changes in fair value recognized in valuation of equity investments and are no longer included in impairment write-downs, change in intent write-downs and sales.

(2)	Includes valuation of equity securities and certain limited partnership interests where the underlying assets are predominately public equity securities.
Gross gains of $34 million and gross losses of $66 million were realized on sales of fixed income securities during 2018. Gross gains of $134 million and $184 million and gross losses of $86 million and $171 million were realized on sales of fixed income and equity securities during 2017 and 2016, respectively.
The following table presents the net pre-tax appreciation (decline) during 2018 of equity securities and limited partnership interests carried at fair value still held as of December 31, 2018, recognized in net income.

For the year ended
($ in millions)	December 31, 2018
Equity securities	$(78)
Limited partnership interests carried at fair value	113
Total	$35

OTTI losses by asset type for the years ended December 31 are as follows:

($ in millions)	2018			2017			2016
	Gross	Included in OCI	Net	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$—	$—	$—	$(1)	$—	$(1)	$—	$—	$—
Corporate	(1)	—	(1)	(7)	3	(4)	(23)	6	(17)
ABS	—	(1)	(1)	(1)	(1)	(2)	(4)	—	(4)
RMBS	(1)	—	(1)	—	(2)	(2)	—	(1)	(1)
CMBS	(4)	(1)	(5)	(9)	1	(8)	(15)	2	(13)
Total fixed income securities	(6)	(2)	(8)	(18)	1	(17)	(42)	7	(35)
Mortgage loans	—	—	—	(1)	—	(1)	—	—	—
Equity securities (1)	—	—	—	(16)	—	(16)	(59)	—	(59)
Limited partnership interests (1)	—	—	—	(9)	—	(9)	(15)	—	(15)
Other	(1)	—	(1)	(2)	—	(2)	(4)	—	(4)
OTTI losses	$(7)	$(2)	$(9)	$(46)	$1	$(45)	$(120)	$7	$(113)
______________

(1)
Due to the adoption of the recognition and measurement accounting standard on January 1, 2018, equity securities and limited partnerships previously reported using the cost method are now reported at fair value with changes in fair value recognized in net income and are no longer included in the table above.

The total amount of OTTI losses included in AOCI at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table. The amounts exclude $101 million and $113 million as of December 31, 2018 and 2017, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	December 31, 2018	December 31, 2017
Municipal	$(4)	$(4)
Corporate	(1)	—
ABS	(5)	(8)
RMBS	(32)	(37)
CMBS	(2)	(4)
Total	$(44)	$(53)
Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of December 31 are as follows:

($ in millions)	2018	2017	2016
Beginning balance	$(138)	$(176)	$(200)
Additional credit loss for securities previously other-than-temporarily impaired	(7)	(9)	(16)
Additional credit loss for securities not previously other-than-temporarily impaired	(1)	(8)	(19)
Reduction in credit loss for securities disposed or collected	22	54	58
Change in credit loss due to accretion of increase in cash flows	1	1	1
Ending balance	$(123)	$(138)	$(176)
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
Unrealized net capital gains and losses
Unrealized net capital gains and losses included in AOCI are as follows:

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
December 31, 2018		Gains	Losses
Fixed income securities	$21,400	$732	$(389)	$343
Short-term investments	810	—	—	—
Derivative instruments	—	—	—	—
EMA limited partnerships (1)				—
Unrealized net capital gains and losses, pre-tax				343
Amounts recognized for:
Insurance reserves (2)				—
DAC and DSI (3)				(35)
Amounts recognized				(35)
Deferred income taxes				(65)
Unrealized net capital gains and losses, after-tax				$243
____________

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

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
December 31, 2017		Gains	Losses
Fixed income securities	$23,261	$1,355	$(98)	$1,257
Equity securities	1,614	311	(3)	308
Short-term investments	725	—	—	—
Derivative instruments (1)	2	2	—	2
EMA limited partnerships				1
Unrealized net capital gains and losses, pre-tax				1,568
Amounts recognized for:
Insurance reserves				(315)
DAC and DSI				(189)
Amounts recognized				(504)
Deferred income taxes				(229)
Unrealized net capital gains and losses, after-tax				$835
____________

(1)	Included in the fair value of derivative instruments is $2 million classified as liabilities.

Change in unrealized net capital gains and losses
The change in unrealized net capital gains and losses for the years ended December 31 is as follows:

($ in millions)	2018	2017	2016
Fixed income securities	$(914)	$147	$251
Equity securities (1)	—	226	66
Derivative instruments	(2)	(3)	(5)
EMA limited partnerships	(1)	3	—
Total	(917)	373	312
Amounts recognized for:
Insurance reserves	315	(315)	—
DAC and DSI	154	(49)	(78)
Amounts recognized	469	(364)	(78)
Deferred income taxes	94	145	(81)
(Decrease) increase in unrealized net capital gains and losses, after-tax	$(354)	$154	$153
_______________

(1)
Upon adoption of the recognition and measurement accounting standard on January 1, 2018, $308 million of pre-tax unrealized net capital gains for equity securities were reclassified from AOCI to retained income. See Note 2 for further details.

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

($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses

December 31, 2018
Fixed income securities
U.S. government and agencies	2	$6	$—	1	$1	$—	$—
Municipal	38	98	(1)	5	26	(3)	(4)
Corporate	1,260	6,799	(218)	370	2,633	(163)	(381)
ABS	30	167	(1)	11	31	(2)	(3)
RMBS	124	11	—	47	10	(1)	(1)
CMBS	3	7	—	2	—	—	—
Redeemable preferred stock	1	—	—	—	—	—	—
Total fixed income securities	1,458	$7,088	$(220)	436	$2,701	$(169)	$(389)
Investment grade fixed income securities	948	$5,255	$(121)	388	$2,551	$(147)	$(268)
Below investment grade fixed income securities	510	1,833	(99)	48	150	(22)	(121)
Total fixed income securities	1,458	$7,088	$(220)	436	$2,701	$(169)	$(389)

December 31, 2017
Fixed income securities
U.S. government and agencies	17	$443	$(2)	2	$25	$—	$(2)
Municipal	4	14	—	1	11	(3)	(3)
Corporate	456	2,899	(28)	144	1,324	(58)	(86)
ABS	33	170	(1)	8	24	(3)	(4)
RMBS	70	3	—	56	18	(1)	(1)
CMBS	2	1	—	6	23	(2)	(2)
Redeemable preferred stock	1	—	—	—	—	—	—
Total fixed income securities	583	3,530	(31)	217	1,425	(67)	(98)
Equity securities	87	66	(3)	1	—	—	(3)
Total fixed income and equity securities	670	$3,596	$(34)	218	$1,425	$(67)	$(101)
Investment grade fixed income securities	472	$3,192	$(22)	181	$1,320	$(52)	$(74)
Below investment grade fixed income securities	111	338	(9)	36	105	(15)	(24)
Total fixed income securities	583	$3,530	$(31)	217	$1,425	$(67)	$(98)
As of December 31, 2018, $358 million of the $389 million unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired. Of the $358 million, $252 million are related to unrealized losses on investment grade fixed income securities. Of the remaining $106 million, $93 million have been in an unrealized loss position for less than 12 months. Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P Global Ratings (“S&P”), a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Unrealized losses on investment grade securities are principally related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase. The unrealized losses are expected to reverse as the securities approach maturity.
As of December 31, 2018, the remaining $31 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost. Investment grade fixed income securities comprising $16 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations. Of the $31 million, $15 million are related to below investment grade fixed income securities. Of these amounts, $2 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of December 31, 2018.
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
As of December 31, 2018, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.
Limited partnerships
Investments in limited partnership interests include interests in private equity funds, real estate funds and other funds. As of December 31, 2018 and December 31, 2017 the carrying value of EMA limited partnerships totaled $2.51 billion and $2.54 billion, respectively, and limited partnerships carried at fair value as of December 31, 2018, while at cost method as of December 31, 2017, totaled $787 million and $611 million, respectively. Principal factors influencing carrying value appreciation or decline include operating performance, comparable public company earnings multiples, capitalization rates and the economic environment. For equity method limited partnerships, the Company recognizes an impairment loss when evidence demonstrates that the loss is other than temporary. Evidence of a loss in value that is other than temporary may include the absence of an ability to recover the carrying amount of the investment or the inability of the investee to sustain a level of earnings that would justify the carrying amount of the investment. Changes in fair value limited partnerships are recorded through net investment income and therefore are not tested for impairment.
Mortgage loans
The Company’s mortgage loans are commercial mortgage loans collateralized by a variety of commercial real estate property types located across the United States and totaled, net of valuation allowance, $4.00 billion and $3.88 billion as of December 31, 2018 and 2017, respectively. Substantially all of the commercial mortgage loans are non-recourse to the borrower.
The following table shows the principal geographic distribution of commercial real estate represented in the Company’s mortgage loan portfolio. No other state represented more than 5% of the portfolio as of December 31.

(% of mortgage loan portfolio carrying value)	2018	2017
Texas	15.6%	13.0%
California	15.2	19.6
Illinois	8.5	8.2
New Jersey	7.2	8.0
Florida	6.4	6.7
The types of properties collateralizing the mortgage loans as of December 31 are as follows:

(% of mortgage loan portfolio carrying value)	2018	2017
Apartment complex	33.5%	29.2%
Office buildings	23.9	23.8
Warehouse	15.9	15.5
Retail	15.0	19.2
Other	11.7	12.3
Total	100.0%	100.0%
The contractual maturities of the mortgage loan portfolio as of December 31, 2018 are as follows:

($ in millions)	Number of loans	Carrying value	Percent
2019	5	$108	2.7%
2020	13	110	2.8
2021	39	428	10.7
2022	28	401	10.0
Thereafter	178	2,948	73.8
Total	263	$3,995	100.0%
Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators. Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest. Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate. Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value. Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell or present value of the loan’s expected future repayment cash flows. Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery. The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan. It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of December 31, 2018.
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

($ in millions)	2018			2017
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$6	$15	$21	$3	$—	$3
1.0 - 1.25	221	—	221	326	—	326
1.26 - 1.50	1,048	—	1,048	1,033	15	1,048
Above 1.50	2,659	42	2,701	2,482	13	2,495
Total non-impaired mortgage loans	$3,934	$57	$3,991	$3,844	$28	$3,872
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
The net carrying value of impaired mortgage loans as of December 31 is as follows:

($ in millions)	2018	2017
Impaired mortgage loans with a valuation allowance	$4	$4
Impaired mortgage loans without a valuation allowance	—	—
Total impaired mortgage loans	$4	$4
Valuation allowance on impaired mortgage loans	$3	$3

The average balance of impaired loans was $4 million, $7 million and $6 million during 2018, 2017 and 2016, respectively.
The rollforward of the valuation allowance on impaired mortgage loans for the years ended December 31 is as follows:

($ in millions)	2018	2017	2016
Beginning balance	$3	$3	$3
Net increase in valuation allowance	—	1	—
Charge offs	—	(1)	—
Ending balance	$3	$3	$3
Payments on all mortgage loans were current as of December 31, 2018, 2017 and 2016.

Municipal bonds
The Company maintains a diversified portfolio of municipal bonds which totaled $2.20 billion and $2.27 billion as of December 31, 2018 and 2017, respectively. The municipal bond portfolio includes general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest). The following table shows the principal geographic distribution of municipal bond issuers represented in the Company’s portfolio as of December 31. No other state represents more than 5% of the portfolio.

(% of municipal bond portfolio carrying value)	2018	2017
Texas	17.6%	16.9%
California	15.0	15.1
Oregon	9.8	9.4
New York	5.7	5.2
Short-term investments
Short-term investments, including money market funds, commercial paper, U.S. Treasury bills and other short-term investments, are carried at fair value. As of December 31, 2018 and 2017, the fair value of short-term investments totaled $810 million and $725 million, respectively.
Policy loans
Policy loans are carried at unpaid principal balances. As of both December 30, 2018 and 2017, the carrying value of policy loans totaled $561 million.
Other investments
Other investments primarily consist of agent loans, bank loans, real estate and derivatives. Agent loans are loans issued to exclusive Allstate agents and are carried at unpaid principal balances, net of valuation allowances and unamortized deferred fees or costs. Bank loans are primarily senior secured corporate loans and are carried at amortized cost. Real estate is carried at cost less accumulated depreciation. Derivatives are carried at fair value. The following table summarizes other investments by asset type.

($ in millions)	December 31, 2018	December 31, 2017
Agent loans	$620	$538
Bank loans	422	437
Real estate	228	157
Derivatives and other	30	122
Total	$1,300	$1,254
Concentration of credit risk
As of December 31, 2018, the Company is not exposed to any credit concentration risk of a single issuer and its affiliates greater than 10% of the Company’s shareholder’s equity, other than the U.S. government and its agencies.
Securities loaned
The Company’s business activities include securities lending programs with third parties, mostly large banks. As of December 31, 2018 and 2017, fixed income and equity securities with a carrying value of $502 million and $524 million, respectively, were on loan under these agreements. Interest income on collateral, net of fees, was $1 million, $1 million and $2 million in 2018, 2017 and 2016, respectively.
Other investment information
Included in fixed income securities are below investment grade assets totaling $2.57 billion and $2.91 billion as of December 31, 2018 and 2017, respectively.
As of December 31, 2018, fixed income securities and short-term investments with a carrying value of $21 million were on deposit with regulatory authorities as required by law.
As of December 31, 2018, the carrying value of fixed income securities and other investments that were non-income producing was $63 million.

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
Over-the-counter (“OTC”) derivatives, including interest rate swaps, foreign currency swaps, total return swaps, foreign exchange forward contracts, certain options and certain credit default swaps, are valued using models that rely on inputs such as interest rate yield curves, implied volatilities, index price levels, currency rates, and credit spreads that are observable for substantially the full term of the contract. The valuation techniques underlying the models are widely accepted in the financial services industry and do not involve significant judgment.
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
Investments excluded from the fair value hierarchy
Limited partnerships carried at fair value, which do not have readily determinable fair values, use NAV provided by the investees and are excluded from the fair value hierarchy. These investments are generally not redeemable by the investees and generally cannot be sold without approval of the general partner. The Company receives distributions of income and proceeds from the liquidation of the underlying assets of the investees, which usually takes place in years 4-9 of the typical contractual life of 10-12 years. As of December 31, 2018, the Company has commitments to invest $277 million in these limited partnership interests.

The following table summarizes the Company’s assets and liabilities measured at fair value as of December 31, 2018.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2018
Assets
Fixed income securities:
U.S. government and agencies	$493	$280	$—		$773
Municipal	—	2,156	39		2,195
Corporate - public	—	11,891	33		11,924
Corporate - privately placed	—	5,552	97		5,649
Foreign government	—	179	—		179
ABS - CDO	—	26	6		32
ABS - consumer and other	—	381	16		397
RMBS	—	197	—		197
CMBS	—	40	—		40
Redeemable preferred stock	—	14	—		14
Total fixed income securities	493	20,716	191		21,400
Equity securities	1,182	14	129		1,325
Short-term investments	443	367	—		810
Other investments: Free-standing derivatives	—	30	1	$(8)	23
Separate account assets	2,783	—	—		2,783
Total recurring basis assets	$4,901	$21,127	$321	$(8)	$26,341
% of total assets at fair value	18.6%	80.2%	1.2%	—%	100%

Investments reported at NAV					787
Total					$27,128

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(223)		$(223)
Other liabilities: Free-standing derivatives	—	(7)	—	$2	(5)
Total recurring basis liabilities	$—	$(7)	$(223)	$2	$(228)
% of total liabilities at fair value	—%	3.1%	97.8%	(0.9)%	100%

The following table summarizes the Company’s assets and liabilities measured at fair value as of December 31, 2017.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2017
Assets
Fixed income securities:
U.S. government and agencies	$488	$316	$—		$804
Municipal	—	2,216	57		2,273
Corporate - public	—	13,168	49		13,217
Corporate - privately placed	—	5,699	220		5,919
Foreign government	—	299	—		299
ABS - CDO	—	38	10		48
ABS - consumer and other	—	297	40		337
RMBS	—	253	—		253
CMBS	—	97	—		97
Redeemable preferred stock	—	14	—		14
Total fixed income securities	488	22,397	376		23,261
Equity securities	1,508	16	90		1,614
Short-term investments	110	615	—		725
Other investments: Free-standing derivatives	—	117	1	$(3)	115
Separate account assets	3,422	—	—		3,422
Total recurring basis assets	$5,528	$23,145	$467	$(3)	$29,137
% of total assets at fair value	19.0%	79.4%	1.6%	—%	100.0%

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(284)		$(284)
Other liabilities: Free-standing derivatives	—	(62)	—	$1	(61)
Total recurring basis liabilities	$—	$(62)	$(284)	$1	$(345)
% of total liabilities at fair value	—%	18.0%	82.3%	(0.3)%	100%

The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
December 31, 2018
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(184)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.74%
December 31, 2017
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(250)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.74%

The embedded derivatives are equity-indexed and forward starting options in certain life and annuity products that provide customers with interest crediting rates based on the performance of the S&P 500. If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.
As of December 31, 2018 and 2017, Level 3 fair value measurements of fixed income securities total $191 million and $376 million, respectively, and include $80 million and $237 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable. The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above. However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value during the year ended December 31, 2018.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2017	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$57	$—	$(2)	$—	$(16)
Corporate - public	49	—	(2)	3	(3)
Corporate - privately placed	220	(2)	(2)	10	(101)
ABS - CDO	10	—	—	—	—
ABS - consumer and other	40	—	—	12	(18)
Total fixed income securities	376	(2)	(6)	25	(138)
Equity securities	90	16	—	—	—
Free-standing derivatives, net	1	—	—	—	—
Total recurring Level 3 assets	$467	$14	$(6)	$25	$(138)
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(284)	$57	$—	$—	$—
Total recurring Level 3 liabilities	$(284)	$57	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of December 31, 2018
Assets
Fixed income securities:
Municipal	$2	$(2)	$—	$—	$39
Corporate - public	—	(11)	—	(3)	33
Corporate - privately placed	12	—	—	(40)	97
ABS - CDO	—	—	—	(4)	6
ABS - consumer and other	20	(19)	—	(19)	16
Total fixed income securities	34	(32)	—	(66)	191
Equity securities	30	(7)	—	—	129
Free-standing derivatives, net	—	—	—	—	1	(2)
Total recurring Level 3 assets	$64	$(39)	$—	$(66)	$321
Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(2)	$6	$(223)
Total recurring Level 3 liabilities	$—	$—	$(2)	$6	$(223)
_____________________

(1)
The effect to net income totals $71 million and is reported in the Consolidated Statements of Operations and Comprehensive Income as follows: $14 million in realized capital gains and losses, $62 million in interest credited to contractholder funds and $(5) million in contract benefits.

(2)	Comprises $1 million of assets.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value during the year ended December 31, 2017.

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
 ____________________

(1)
The effect to net income totals $19 million and is reported in the Consolidated Statements of Operations and Comprehensive Income as follows: $9 million in realized capital gains and losses, $10 million in net investment income, $(9) million in interest credited to contractholder funds and $9 million in contract benefits.

(2)	Comprises $1 million of assets.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value during the year ended December 31, 2016.

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
_________________________

(1)
The effect to net income totals $25 million and is reported in the Consolidated Statements of Operations and Comprehensive Income as follows: $8 million in realized capital gains and losses, $11 million in net investment income, $(3) million in interest credited to contractholder funds and $9 million in contract benefits.

(2)	Comprises $1 million of assets and $3 million of liabilities.

Transfers between level categorizations may occur due to changes in the availability of market observable inputs, which generally are caused by changes in market conditions such as liquidity, trading volume or bid-ask spreads. Transfers between level categorizations may also occur due to changes in the valuation source, including situations where a fair value quote is not provided by the Company’s independent third-party valuation service provider resulting in the price becoming stale or replaced with a broker quote whose inputs have not been corroborated to be market observable. This situation will result in the transfer of a security into Level 3. Transfers in and out of level categorizations are reported as having occurred at the beginning of the quarter in which the transfer occurred. Therefore, for all transfers into Level 3, all realized and changes in unrealized gains and losses in the quarter of transfer are reflected in the Level 3 rollforward table.
There were no transfers between Level 1 and Level 2 during 2018, 2017 or 2016.

Transfers into Level 3 during 2018, 2017 and 2016 included situations where a fair value quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3. Transfers out of Level 3 during 2018, 2017 and 2016 included situations where a broker quote was used in the prior period and a fair value quote became available from the Company’s independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.
The table below provides valuation changes included in net income for Level 3 assets and liabilities held as of December 31.

($ in millions)	2018	2017	2016
Assets
Fixed income securities:
Municipal	$—	$—	$2
Corporate	—	1	1
Total fixed income securities	—	1	3
Equity securities	16	9	(15)
Free-standing derivatives, net	—	—	5
Other assets	—	(1)	—
Total recurring Level 3 assets	$16	$9	$(7)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$57	$1	$6
Total recurring Level 3 liabilities	$57	$1	$6
The amounts in the table above represent the change in unrealized gains and losses included in net income for the period of time that the asset or liability was held and determined to be in Level 3. These gains and losses total $73 million in 2018 and are reported as follows: $16 million in realized capital gains and losses, $62 million in interest credited to contractholder funds and $(5) million in contract benefits. These gains and losses total $10 million in 2017 and are reported as follows: $10 million in net investment income, $(9) million in interest credited to contractholder funds and $9 million in contract benefits. These gains and losses total $(1) million in 2016 and are reported as follows: $(18) million in realized capital gains and losses, $11 million in net investment income, $(3) million in interest credited to contractholder funds and $9 million in contract benefits.
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.
Financial assets

($ in millions)		December 31, 2018		December 31, 2017
	Fair value level	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	Level 3	$3,995	$4,028	$3,876	$4,052
Bank loans	Level 3	422	408	437	437
Agent loans	Level 3	620	617	538	536
Financial liabilities

($ in millions)		December 31, 2018		December 31, 2017
	Fair value level	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	Level 3	$9,213	$9,629	$10,331	$11,036
Liability for collateral	Level 2	525	525	542	542
Notes due to related parties	Level 3	140	138	140	141
7. Derivative Financial Instruments and Off-balance sheet Financial Instruments
The Company uses derivatives for risk reduction and to increase investment portfolio returns through asset replication. Risk reduction activity is focused on managing the risks with certain assets and liabilities arising from the potential adverse impacts from changes in risk-free interest rates, changes in equity market valuations, increases in credit spreads and foreign currency fluctuations. Asset replication refers to the “synthetic” creation of assets through the use of derivatives. The Company replicates fixed income securities using a combination of a credit default swap, index total return swap or a foreign currency forward contract and one or more highly rated fixed income securities, primarily investment grade host bonds, to synthetically replicate the economic characteristics of one or more cash market securities. The Company replicates equity securities using futures, index total return swaps and options to increase equity exposure.
The Company utilizes several derivative strategies to manage risk. Asset-liability management is a risk management strategy that is principally employed to balance the respective interest-rate sensitivities of the Company’s assets and liabilities. Depending upon the attributes of the assets acquired and liabilities issued, derivative instruments such as interest rate swaps, caps, swaptions and futures are utilized to change the interest rate characteristics of existing assets and liabilities to ensure the relationship is maintained within specified ranges and to reduce exposure to rising or falling interest rates. Fixed income index total return swaps are used to offset valuation losses in the fixed income portfolio during periods of declining market values. Credit default swaps are typically used to mitigate the credit risk within the Company’s fixed income portfolio. Futures and options are used for hedging the equity exposure contained in the Company’s equity indexed life and annuity product contracts that offer equity returns to contractholders. In addition, the Company uses equity index total return swaps, options and futures to offset valuation losses in the equity portfolio during periods of declining equity market values. Foreign currency swaps and forwards are primarily used by the Company to reduce the foreign currency risk associated with holding foreign currency denominated investments.
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

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Consolidated Statement of Financial Position as of December 31, 2018.

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	$6	n/a	$—	$—	$—
Futures	Other assets	—	330	—	—	—
Equity and index contracts
Options	Other investments	—	3,440	21	21	—
Futures	Other assets	—	26	—	—	—
Total return index contracts
Total return swap agreements - fixed income	Other investments	7	n/a	—	—	—
Total return swap agreements - equity index	Other investments	10	n/a	(1)	—	(1)
Foreign currency contracts
Foreign currency forwards	Other investments	240	n/a	8	8	—
Credit default contracts
Credit default swaps – buying protection	Other investments	27	n/a	—	1	(1)
Other contracts
Other	Other investments	2	n/a	—	—	—
Total asset derivatives		$292	3,796	$28	$30	$(2)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other liabilities & accrued expenses	$31	n/a	$1	$1	$—
Equity and index contracts
Options	Other liabilities & accrued expenses	—	3,266	(5)	—	(5)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	169	n/a	(25)	—	(25)
Guaranteed withdrawal benefits	Contractholder funds	210	n/a	(14)	—	(14)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,696	n/a	(184)	—	(184)
Credit default contracts
Credit default swaps – selling protection	Other liabilities & accrued expenses	1	n/a	—	—	—
Total liability derivatives		2,107	3,266	(227)	$1	$(228)
Total derivatives		$2,399	7,062	$(199)
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

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	$15	n/a	$—	$—	$—
Equity and index contracts
Options	Other investments	—	4,485	114	114	—
Credit default contracts
Credit default swaps – buying protection	Other investments	3	n/a	—	—	—
Credit default swaps – selling protection	Other investments	80	n/a	1	1	—
Other contracts
Other	Other assets	3	n/a	—	—	—
Total asset derivatives		$101	4,485	$115	$115	$—

Liability derivatives
Derivatives designated as accounting hedging instruments
Foreign currency swap agreements	Other liabilities & accrued expenses	$19	n/a	$2	$2	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other liabilities & accrued expenses	30	n/a	1	1	—
Equity and index contracts
Options and futures	Other liabilities & accrued expenses	—	4,464	(53)	—	(53)
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	207	n/a	(8)	—	(8)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	225	n/a	(22)	—	(22)
Guaranteed withdrawal benefits	Contractholder funds	274	n/a	(12)	—	(12)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,735	n/a	(250)	—	(250)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	34	n/a	(1)	—	—
Credit default swaps – selling protection	Other liabilities & accrued expenses	1	n/a	—	—	(1)
Subtotal		2,506	4,464	(345)	1	(346)
Total liability derivatives		2,525	4,464	(343)	$3	$(346)
Total derivatives		$2,626	8,949	$(228)
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

($ in millions)		Offsets
	Gross amount	Counter- party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
December 31, 2018
Asset derivatives	$10	$(3)	$(5)	$2	$—	$2
Liability derivatives	(2)	3	(1)	—	—	—

December 31, 2017
Asset derivatives	$4	$(3)	$—	$1	$—	$1
Liability derivatives	(10)	3	(2)	(9)	3	(6)
The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships for the years ended December 31. There was no hedge ineffectiveness reported in realized gains and losses in 2018, 2017 or 2016.

($ in millions)	2018	2017	2016
Gain (loss) recognized in OCI on derivatives during the period	$1	$(2)	$(1)
Gain recognized in OCI on derivatives during the term of the hedging relationship	—	2	5
Gain reclassified from AOCI into income (net investment income)	—	1	1
Gain reclassified from AOCI into income (realized capital gains and losses)	3	—	3
The following tables present gains and losses from valuation and settlements reported on derivatives not designated as accounting hedging instruments in the Consolidated Statements of Operations and Comprehensive Income. In 2018, 2017 and 2016, the Company had no derivatives used in fair value hedging relationships.

($ in millions)	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
2018
Interest rate contracts	$1	$—	$—	$1
Equity and index contracts	(4)	—	(23)	(27)
Embedded derivative financial instruments	—	(5)	66	61
Foreign currency contracts	12	—	—	12
Total return swaps - fixed income	(1)	—	—	(1)
Total return swaps - equity	(1)	—	—	(1)
Total	$7	$(5)	$43	$45

2017
Equity and index contracts	$(4)	$—	$45	$41
Embedded derivative financial instruments	—	9	(5)	4
Foreign currency contracts	(14)	—	—	(14)
Credit default contracts	2	—	—	2
Total	$(16)	$9	$40	$33

2016
Equity and index contracts	$(4)	$—	$18	$14
Embedded derivative financial instruments	—	9	1	10
Foreign currency contracts	6	—	—	6
Credit default contracts	3	—	—	3
Total	$5	$9	$19	$33
The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate. The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of December 31, 2018, counterparties pledged $8 million in collateral to the Company, and the Company pledged $2 million in cash and securities to counterparties. The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.
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
For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts. As of December 31, 2018 the Company pledged $7 million in the form of margin deposits.
The following table summarizes the counterparty credit exposure as of December 31 by counterparty credit rating as it relates to the Company’s OTC derivatives.

($ in millions)	2018				2017
Rating (1)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	3	$283	$9	$1	2	$59	$3	$—
A	1	23	—	—	—	—	—	—
Total	4	$306	$9	$1	2	$59	$3	$—
_________________________

(1)	Allstate uses the lower of S&P or Moody’s long-term debt issuer ratings.

(2)	Only OTC derivatives with a net positive fair value are included for each counterparty.
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

($ in millions)	2018	2017
Gross liability fair value of contracts containing credit-risk-contingent features	$2	$12
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(2)	(5)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	—	(3)
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$—	$4
Credit derivatives - selling protection
A credit default swap (“CDS”) is a derivative instrument, representing an agreement between two parties to exchange the credit risk of a specified entity (or a group of entities), or an index based on the credit risk of a group of entities (all commonly referred to as the “reference entity” or a portfolio of “reference entities”), in return for a periodic premium. In selling protection, CDSs are used to replicate fixed income securities and to complement the cash market when credit exposure to certain issuers is not available or when the derivative alternative is less expensive than the cash market alternative. CDSs typically have a five-year term.

The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
December 31, 2018
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
Off-balance sheet financial instruments
The contractual amounts of off-balance sheet financial instruments as of December 31 are as follows:

($ in millions)	2018	2017
Commitments to invest in limited partnership interests	$1,195	$1,345
Private placement commitments	7	27
Other loan commitments	176	87
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
Private placement commitments represent commitments to purchase private placement debt and private equity securities at a future date. The Company enters into these agreements in the normal course of business. The fair value of the debt commitments generally cannot be estimated on the date the commitment is made as the terms and conditions of the underlying private placement securities are not yet final. Because the private equity securities are not actively traded, it is not practical to estimate fair value of the commitments.
Other loan commitments are agreements to lend to a borrower provided there is no violation of any condition established in the contract. The Company enters into these agreements to commit to future loan fundings at predetermined interest rates.

Commitments have either fixed or varying expiration dates or other termination clauses. The fair value of these commitments is insignificant.
8. Reserve for Life-Contingent Contract Benefits and Contractholder Funds
As of December 31, the reserve for life-contingent contract benefits consists of the following:

($ in millions)	2018	2017
Immediate fixed annuities:
Structured settlement annuities	$6,701	$6,994
Other immediate fixed annuities	1,709	1,850
Traditional life insurance	2,517	2,458
Accident and health insurance	203	238
Other	109	85
Total reserve for life-contingent contract benefits	$11,239	$11,625
The following table highlights the key assumptions generally used in calculating the reserve for life-contingent contract benefits.

Product	Mortality	Interest rate	Estimation method
Structured settlement annuities	U.S. population with projected calendar year improvements; mortality rates adjusted for each impaired life based on reduction in life expectancy	Interest rate assumptions range from 2.9% to 9.0%	Present value of contractually specified future benefits
Other immediate fixed annuities
1983 group annuity mortality table with internal modifications; 1983 individual annuity mortality table; Annuity 2000 mortality table with internal modifications; Annuity 2000 mortality table; 1983 individual annuity mortality table with internal modifications
		Interest rate assumptions range from 0.0% to 11.5%	Present value of expected future benefits based on historical experience
Traditional life insurance	Actual company experience plus loading	Interest rate assumptions range from 2.5% to 11.3%	Net level premium reserve method using the Company’s withdrawal experience rates; includes reserves for unpaid claims
Accident and health insurance	Actual company experience plus loading	Interest rate assumptions range from 3.0% to 7.0%	Unearned premium; additional contract reserves for mortality risk and unpaid claims
Other: Variable annuity guaranteed minimum death benefits (1)	Annuity 2012 mortality table with internal modifications	Interest rate assumptions range from 2.0% to 5.8%	Projected benefit ratio applied to cumulative assessments
______________________

(1)
In 2006, the Company disposed of substantially all of its variable annuity business through reinsurance agreements with The Prudential Insurance Company of America, a subsidiary of Prudential Financial, Inc. (collectively “Prudential”).

To the extent that unrealized gains on fixed income securities would result in a premium deficiency had those gains actually been realized, a premium deficiency reserve is recorded for certain immediate annuities with life contingencies. A liability is included in the reserve for life-contingent contract benefits with respect to this deficiency. The offset to this liability is recorded as a reduction of the unrealized net capital gains included in AOCI. The liability was zero and $315 million as of December 31, 2018 and 2017, respectively.
As of December 31, contractholder funds consist of the following:

($ in millions)	2018	2017
Interest-sensitive life insurance	$7,369	$7,387
Investment contracts:
Fixed annuities	9,645	10,790
Other investment contracts	456	415
Total contractholder funds	$17,470	$18,592

The following table highlights the key contract provisions relating to contractholder funds.

Product	Interest rate	Withdrawal/surrender charges
Interest-sensitive life insurance	Interest rates credited range from 0.0% to 10.0% for equity-indexed life (whose returns are indexed to the S&P 500) and 1.0% to 6.0% for all other products	Either a percentage of account balance or dollar amount grading off generally over 20 years
Fixed annuities
Interest rates credited range from 0.0% to 9.8% for immediate annuities; (8.0)% to 10.8% for equity-indexed annuities (whose returns are indexed to the S&P 500); and 0.1% to 6.0% for all other products

Either a declining or a level percentage charge generally over ten years or less. Additionally, approximately 13.5% of fixed annuities are subject to market value adjustment for discretionary withdrawals

Other investment contracts:
Guaranteed minimum income, accumulation and withdrawal benefits on variable (1) and fixed annuities and secondary guarantees on interest-sensitive life insurance and fixed annuities
	Interest rates used in establishing reserves range from 1.7% to 10.3%	Withdrawal and surrender charges are based on the terms of the related interest-sensitive life insurance or fixed annuity contract
______________________

(1)	In 2006, the Company disposed of substantially all of its variable annuity business through reinsurance agreements with Prudential.
Contractholder funds activity for the years ended December 31 is as follows:

($ in millions)	2018	2017	2016
Balance, beginning of year	$18,592	$19,470	$20,542
Deposits	863	909	969
Interest credited	597	635	672
Benefits	(810)	(871)	(947)
Surrenders and partial withdrawals	(1,095)	(960)	(1,014)
Maturities of and interest payments on institutional products	—	—	(86)
Contract charges	(645)	(655)	(665)
Net transfers from separate accounts	7	4	5
Other adjustments	(39)	60	(6)
Balance, end of year	$17,470	$18,592	$19,470
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
Absent any contract provision wherein the Company guarantees either a minimum return or account value upon death, a specified contract anniversary date, partial withdrawal or annuitization, variable annuity and variable life insurance contractholders bear the investment risk that the separate accounts’ funds may not meet their stated investment objectives. The account balances of variable annuity contracts’ separate accounts with guarantees included $2.45 billion and $3.00 billion of equity, fixed income and balanced mutual funds and $245 million and $322 million of money market mutual funds as of December 31, 2018 and 2017, respectively.

The table below presents information regarding the Company’s variable annuity contracts with guarantees. The Company’s variable annuity contracts may offer more than one type of guarantee in each contract; therefore, the sum of amounts listed exceeds the total account balances of variable annuity contracts’ separate accounts with guarantees.

($ in millions)	December 31,
	2018	2017
In the event of death
Separate account value	$2,694	$3,323
Net amount at risk (1)	$605	$453
Average attained age of contractholders	71 years	70 years
At annuitization (includes income benefit guarantees)
Separate account value	$778	$944
Net amount at risk (2)	$264	$202
Weighted average waiting period until annuitization options available	None	None
For cumulative periodic withdrawals
Separate account value	$190	$253
Net amount at risk (3)	$16	$10
Accumulation at specified dates
Separate account value	$129	$170
Net amount at risk (4)	$26	$17
Weighted average waiting period until guarantee date	4 years	5 years
____________

(1)	Defined as the estimated current guaranteed minimum death benefit in excess of the current account balance as of the balance sheet date.

(2)	Defined as the estimated present value of the guaranteed minimum annuity payments in excess of the current account balance.

(3)	Defined as the estimated current guaranteed minimum withdrawal balance (initial deposit) in excess of the current account balance as of the balance sheet date.

(4)	Defined as the estimated present value of the guaranteed minimum accumulation balance in excess of the current account balance.
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

The following table summarizes the liabilities for guarantees.

($ in millions)	Liability for guarantees related to death benefits and interest-sensitive life products	Liability for guarantees related to income benefits	Liability for guarantees related to accumulation and withdrawal benefits	Total
Balance, December 31, 2017 (1)	$261	$28	$80	$369
Less reinsurance recoverables	87	25	34	146
Net balance as of December 31, 2017	174	3	46	223
Incurred guarantee benefits	24	—	13	37
Paid guarantee benefits	(2)	—	—	(2)
Net change	22	—	13	35
Net balance as of December 31, 2018	196	3	59	258
Plus reinsurance recoverables	111	35	39	185
Balance, December 31, 2018 (2)	$307	$38	$98	$443

Balance, December 31, 2016 (3)	$244	$43	$77	$364
Less reinsurance recoverables	101	40	43	184
Net balance as of December 31, 2016	143	3	34	180
Incurred guarantee benefits	33	—	12	45
Paid guarantee benefits	(2)	—	—	(2)
Net change	31	—	12	43
Net balance as of December 31, 2017	174	3	46	223
Plus reinsurance recoverables	87	25	34	146
Balance, December 31, 2017 (1)	$261	$28	$80	$369
____________

(1)
Included in the total liability balance as of December 31, 2017 are reserves for variable annuity death benefits of $85 million, variable annuity income benefits of $26 million, variable annuity accumulation benefits of $22 million, variable annuity withdrawal benefits of $12 million and other guarantees of $224 million.

(2)
Included in the total liability balance as of December 31, 2018 are reserves for variable annuity death benefits of $109 million, variable annuity income benefits of $36 million, variable annuity accumulation benefits of $25 million, variable annuity withdrawal benefits of $14 million and other guarantees of $259 million.

(3)
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

In addition, the Company has used reinsurance to effect the disposition of certain blocks of business. The Company had reinsurance recoverables of $1.36 billion and $1.35 billion as of December 31, 2018 and 2017, respectively, due from Prudential related to the disposal of substantially all of its variable annuity business that was effected through reinsurance agreements. In 2018, premiums and contract charges of $72 million, contract benefits of $87 million, interest credited to contractholder funds of $20 million, and operating costs and expenses of $14 million were ceded to Prudential. In 2017, premiums and contract charges of $76 million, contract benefits of $7 million, interest credited to contractholder funds of $20 million, and operating costs and expenses of $15 million were ceded to Prudential. In 2016, premiums and contract charges of $78 million, contract benefits of $21 million, interest credited to contractholder funds of $20 million, and operating costs and expenses of $15 million were ceded to Prudential. In addition, as of December 31, 2018 and 2017 the Company had reinsurance recoverables of $118 million and $139 million, respectively, due from subsidiaries of Citigroup (Triton Insurance and American Health and Life Insurance) and Scottish Re (U.S.) Inc. in connection with the disposition of substantially all of the direct response distribution business in 2003.
The Company is the assuming reinsurer for Lincoln Benefit Life Company’s (“LBL’s”) life insurance business sold through the Allstate agency channel and LBL’s payout annuity business in force prior to the sale of LBL on April 1, 2014. Under the terms of the reinsurance agreement, the Company is required to have a trust with assets greater than or equal to the statutory reserves ceded by LBL to the Company, measured on a monthly basis. As of December 31, 2018, the trust held $5.94 billion of investments, which are reported in the Consolidated Statement of Financial Position.
As of December 31, 2018, the gross life insurance in force was $414.52 billion of which $4.84 billion and $78.33 billion were ceded to affiliated and unaffiliated reinsurers, respectively.
The effects of reinsurance on premiums and contract charges for the years ended December 31 are as follows:

($ in millions)	2018	2017	2016
Direct	$743	$734	$715
Assumed
Affiliate	241	227	138
Non-affiliate	741	772	803
Ceded
Affiliate	(51)	(52)	(53)
Non-affiliate	(275)	(288)	(294)
Premiums and contract charges, net of reinsurance	$1,399	$1,393	$1,309
The effects of reinsurance on contract benefits for the years ended December 31 are as follows:

($ in millions)	2018	2017	2016
Direct	$1,062	$1,003	$999
Assumed
Affiliate	149	130	90
Non-affiliate	484	505	522
Ceded
Affiliate	(35)	(33)	(36)
Non-affiliate	(214)	(175)	(188)
Contract benefits, net of reinsurance	$1,446	$1,430	$1,387
The effects of reinsurance on interest credited to contractholder funds for the years ended December 31 are as follows:

($ in millions)	2018	2017	2016
Direct	$533	$546	$598
Assumed
Affiliate	8	8	9
Non-affiliate	104	131	116
Ceded
Affiliate	(20)	(21)	(21)
Non-affiliate	(24)	(25)	(25)
Interest credited to contractholder funds, net of reinsurance	$601	$639	$677

Reinsurance recoverables on paid and unpaid benefits as of December 31 are summarized in the following table.

($ in millions)	2018	2017
Annuities	$1,369	$1,357
Life insurance	1,183	1,243
Other	53	80
Total	$2,605	$2,680
As of December 31, 2018 and 2017, approximately 78% and 77%, respectively, of the Company’s reinsurance recoverables are due from companies rated A- or better by S&P.
10. Deferred Policy Acquisition and Sales Inducement Costs
Deferred policy acquisition costs for the years ended December 31 are as follows:

($ in millions)	2018	2017	2016
Balance, beginning of year	$1,156	$1,187	$1,314
Acquisition costs deferred	78	122	79
Amortization charged to income	(146)	(152)	(134)
Effect of unrealized gains and losses	144	(46)	(72)
Reinsurance assumed from AAC	—	45	—
Balance, end of year	$1,232	$1,156	$1,187
DSI activity, which primarily relates to fixed annuities and interest-sensitive life contracts, for the years ended December 31 was as follows:

($ in millions)	2018	2017	2016
Balance, beginning of year	$36	$40	$45
Sales inducements deferred	—	—	1
Amortization charged to income	(4)	(4)	(5)
Effect of unrealized gains and losses	2	—	(1)
Balance, end of year	$34	$36	$40
11. Guarantees and Contingent Liabilities
Guaranty funds
Under state insurance guaranty fund laws, insurers doing business in a state can be assessed, up to prescribed limits, for certain obligations of insolvent insurance companies to policyholders and claimants. Amounts assessed to each company are typically related to its proportion of business written in each state. The Company’s policy is to accrue assessments when the entity for which the insolvency relates has met its state of domicile’s statutory definition of insolvency and the amount of the loss is reasonably estimable. In most states, the definition is met with a declaration of financial insolvency by a court of competent jurisdiction. In certain states there must also be a final order of liquidation. Since most states allow a credit against premium or other state related taxes for assessments, an asset is recorded based on paid and accrued assessments for the amount the Company expects to recover on the respective state’s tax return and is realized over the period allocated by each state. As of both December 31, 2018 and 2017, the liability balance included in other liabilities and accrued expenses was $4 million. The related premium tax offsets included in other assets were $7 million and $10 million as of December 31, 2018 and 2017, respectively.
Guarantees
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

The aggregate liability balance related to all guarantees was not material as of December 31, 2018.
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
Regulation and compliance
The Company is subject to extensive laws, regulations and regulatory actions. From time to time, regulatory authorities or legislative bodies seek to impose additional regulations regarding agency and broker compensation, regulate the nature of and amount of investments, impose fines and penalties for unintended errors or mistakes, impose additional regulations regarding cybersecurity and privacy, and otherwise expand overall regulation of insurance products and the insurance industry. In addition, the Company is subject to laws and regulations administered and enforced by federal agencies, international agencies, and other organizations, including but not limited to the Securities and Exchange Commission, the Financial Industry Regulatory Authority, and the U.S. Department of Justice. The Company has established procedures and policies to facilitate compliance with laws and regulations, to foster prudent business operations, and to support financial reporting. The Company routinely reviews its practices to validate compliance with laws and regulations and with internal procedures and policies. As a result of these reviews, from time to time the Company may decide to modify some of its procedures and policies. Such modifications, and the reviews that led to them, may be accompanied by payments being made and costs being incurred. The ultimate changes and eventual effects of these actions on the Company’s business, if any, are uncertain.
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
Tax Legislation
On December 22, 2017, the Tax Legislation became effective and impacted the Company generally in four areas:
1.Amended the U.S. Internal Revenue Code of 1986, as amended, which among other items, permanently reduced the corporate income tax rate from a maximum of 35% to 21% beginning January 1, 2018. As a result, the corporate tax rate is not comparable between periods.
2.Changed international taxation to a modified territorial tax system whereby U.S. federal income taxes are generally eliminated on dividends from foreign subsidiaries, and certain earnings of controlled foreign corporations are included in U.S. federal taxable income.
3.Contained several other provisions, such as limitations of deductibility of executive compensation, meals and entertainment and lobbying expenses and changes to the dividends received deduction.
4.Affected the timing of certain tax deductions for reserves and deferred acquisition costs, but does not impact the Company’s overall income tax expense.
The Company recorded a net tax benefit of $514 million, recognized as a reduction to income tax expense in the Company’s Consolidated Statements of Operations and Comprehensive Income for the year ended December 31, 2017. The net benefit was primarily due to re-measurement of the Company’s deferred tax assets and liabilities from 35% to 21% partially offset by the impact of the transition tax on deemed repatriation of deferred non-U.S. income. The Company’s effective income tax rate benefit for 2017 was 38.7% and included this one-time benefit of 71.8%.

During 2018, the impact of the Tax Legislation was adjusted from the Company’s preliminary estimates due to, among other things, changes in interpretations and assumptions the Company previously made, guidance that was issued and actions the Company took as a result of the Tax Legislation, resulting in a net tax benefit of $53 million, recognized as a reduction to income tax expense in the Company’s Consolidated Statements of Operations and Comprehensive Income. The accounting for income tax effects of the Tax Legislation has been completed.
The Internal Revenue Service (“IRS”) is currently examining the Allstate Group’s 2015 and 2016 federal income tax returns, with the 2017 tax year exam scheduled to begin mid-2019. The 2015-2017 cycle is expected to be completed in 2020. The 2013 and 2014 federal income tax return audit is complete through the exam phase and the Allstate Group will progress to the appeals process for one unagreed issue in 2019. Any adjustments that may result from IRS examinations of the Allstate Group’s tax returns are not expected to have a material effect on the consolidated financial statements.
The Company recognizes tax positions in the consolidated financial statements only when it is more likely than not that the position will be sustained on examination by the relevant taxing authority based on the technical merits of the position. A position that meets this standard is measured at the largest amount of benefit that will more likely than not be realized on settlement. A liability is established for differences between positions taken in a tax return and amounts recognized in the consolidated financial statements.
The Company had $14 million, $2 million and $1 million liability for unrecognized tax benefits as of December 31, 2018, 2017 and 2016, respectively. The change in the liability for unrecognized tax benefits in 2018 related to the increase for tax positions taken in the current year. The change in the liability for unrecognized tax benefits in 2017 related to the increase for tax positions taken in a prior year. The Company believes it is reasonably possible that a decrease of up to $2 million in unrecognized tax benefits may occur within the next twelve months due to IRS settlements.
The components of the deferred income tax assets and liabilities as of December 31 are as follows:

($ in millions)	2018	2017
Deferred tax assets
Deferred reinsurance gain	$7	$8
Other assets	1	2
Total deferred tax assets	8	10
Deferred tax liabilities
Life and annuity reserves	(223)	(269)
DAC	(201)	(221)
Investments	(131)	(79)
Unrealized net capital gains	(65)	(223)
Other liabilities	(51)	(54)
Total deferred tax liabilities	(671)	(846)
Net deferred tax liability	$(663)	$(836)
Although realization is not assured, management believes it is more likely than not that the deferred tax assets will be realized based on the Company’s assessment that the deductions ultimately recognized for tax purposes will be fully utilized.
The components of income tax expense (benefit) for the years ended December 31 are as follows:

($ in millions)	2018	2017	2016
Current	$116	$104	$24
Deferred	(99)	(382)	120
Total income tax expense (benefit)	$17	$(278)	$144
The Company paid taxes of $30 million in 2018 and received refunds of $1 million and $22 million in 2017 and 2016, respectively. The Company had current income tax payable of $78 million and $56 million as of December 31, 2018 and 2017, respectively.

A reconciliation of the statutory federal income tax rate to the effective income tax rate on income from operations for the years ended December 31 is as follows:

	2018	2017	2016
Statutory federal income tax rate - expense	21.0%	35.0%	35.0%
Tax Legislation benefit	(14.0)	(71.8)	—
Tax credits	(3.2)	(1.7)	(3.3)
Dividends received deduction	(0.7)	(0.6)	(1.3)
Adjustments to prior year tax liabilities	(0.3)	(0.3)	—
State income taxes	1.5	0.6	0.3
Non-deductible expenses	—	0.1	0.2
Other	0.1	—	0.1
Effective income tax rate expense (benefit)	4.4%	(38.7)%	31.0%
13. Capital Structure
Debt outstanding
All of the Company’s outstanding debt as of December 31, 2018 and 2017 relates to intercompany obligations. These obligations reflect notes due to related parties and are discussed in Note 4. The Company paid $5 million, $6 million and $15 million of interest on debt in 2018, 2017 and 2016, respectively.
The Company had $62 million and $34 million of investment-related debt that is reported in other liabilities and accrued expenses as of December 31, 2018 and 2017, respectively.
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
Statutory net income of ALIC and its insurance subsidiaries was $410 million, $279 million and $192 million in 2018, 2017 and 2016, respectively. Statutory capital and surplus was $3.47 billion and $3.41 billion as of December 31, 2018 and 2017, respectively.
Dividend Limitations
The ability of ALIC to pay dividends is dependent on business conditions, income, cash requirements and other relevant factors. The payment of shareholder dividends by ALIC to AIC without the prior approval of the Illinois Department of Insurance (“IL DOI”) is limited to formula amounts based on net income and capital and surplus, determined in conformity with statutory accounting practices, as well as the timing and amount of dividends paid in the preceding twelve months. The Company paid dividends of $250 million in 2018. The maximum amount of dividends ALIC will be able to pay without prior IL DOI approval at a given point in time during 2019 is $347 million, less dividends paid during the preceding twelve months measured at that point in time.  The payment of a dividend in excess of this amount requires 30 days advance written notice to the IL DOI. The dividend is deemed approved, unless the IL DOI disapproves it within the 30 day notice period. Additionally, any dividend must be paid out of unassigned surplus excluding unrealized appreciation from investments, which for ALIC totaled $323 million as of December 31, 2018, and cannot result in capital and surplus being less than the minimum amount required by law.
ALIC may receive dividends from time to time from its insurance subsidiaries. The ability of these insurance subsidiaries to pay dividends is generally dependent on business conditions, income, cash requirements, and other relevant factors. The maximum amount of dividends insurance subsidiaries can pay to ALIC without prior DOI approval at any given point during 2019 is $64 million. ALIC did not receive dividends from its insurance subsidiaries during 2018 or 2017.
Under state insurance laws, insurance companies are required to maintain paid up capital of not less than the minimum capital requirement applicable to the types of insurance they are authorized to write. Insurance companies are also subject to risk-based capital (“RBC”) requirements adopted by state insurance regulators. A company’s “authorized control level RBC” is calculated using various factors applied to certain financial balances and activity. Companies that do not maintain adjusted statutory capital and surplus at a level in excess of the company action level RBC, which is two times authorized control level RBC, are required to take specified actions. Company action level RBC is significantly in excess of the minimum capital requirements. Total adjusted statutory capital and surplus and authorized control level RBC of ALIC were $3.90 billion and $680 million, respectively, as of December 31, 2018. ALIC’s insurance subsidiaries are included as a component of ALIC’s total statutory capital and surplus.
Intercompany transactions
Notification and approval of intercompany lending activities is also required by the IL DOI when ALIC does not have unassigned surplus and for transactions that exceed a level that is based on a formula using statutory admitted assets and statutory surplus.
15. Benefit Plans
Pension and other postretirement plans
Defined benefit pension plans, sponsored by the Corporation, cover most full-time employees, certain part-time employees and employee-agents. Benefits under the pension plans are based upon the employee’s length of service and eligible annual compensation. The cost allocated to the Company for the pension plans was $2 million, $7 million and $7 million in 2018, 2017 and 2016, respectively.
The Corporation has reserved the right to modify or terminate its benefit plans at any time and for any reason.
Allstate 401(k) Savings Plan
Employees of AIC are eligible to become members of the Allstate 401(k) Savings Plan (“Allstate Plan”). The Corporation’s contributions are based on the Corporation’s matching obligation and certain performance measures. The cost allocated to the Company for the Allstate Plan was $5 million, $4 million and $4 million in 2018, 2017 and 2016, respectively.
16. Other Comprehensive Income
The components of other comprehensive (loss) income on a pre-tax and after-tax basis for the years ended December 31 are as follows:

($ in millions)	2018			2017			2016
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$(483)	$101	$(382)	$51	$(18)	$33	$134	$(46)	$88
Less: reclassification adjustment of realized capital gains and losses	(35)	7	(28)	43	(15)	28	(100)	35	(65)
Unrealized net capital gains and losses	(448)	94	(354)	8	(3)	5	234	(81)	153
Unrealized foreign currency translation adjustments	—	—	—	17	(6)	11	6	(2)	4
Other comprehensive (loss) income	$(448)	$94	$(354)	$25	$(9)	$16	$240	$(83)	$157
17. Quarterly Results (unaudited)

($ in millions)	First Quarter		Second Quarter		Third Quarter		Fourth Quarter
	2018	2017	2018	2017	2018	2017	2018	2017
Revenues	$736	$762	$783	$826	$787	$813	$541	$858
Net income (1)	90	86	134	120	193	140	(52)	650
___________

(1)	Net income includes a tax benefit of $53 million and $514 million related to Tax Legislation in the third quarter 2018 and fourth quarter 2017, respectively.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholder of
Allstate Life Insurance Company
Northbrook, Illinois 60062
Opinion on the Financial Statements
We have audited the accompanying Consolidated Statements of Financial Position of Allstate Life Insurance Company and subsidiaries (the “Company”), an affiliate of The Allstate Corporation, as of December 31, 2018 and 2017, and the related Consolidated Statements of Operations and Comprehensive Income, Shareholder’s Equity, and Cash Flows for each of the three years in the period ended December 31, 2018, and the related notes and the schedules listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
Change in Adopted Accounting Principle
As discussed in Note 2 to the financial statements, the Company changed its presentation and method of accounting for the recognition and measurement of financial assets and financial liabilities on January 1, 2018, due to the adoption of FASB Accounting Standards Update No. 2016-01, Financial Instruments - Overall (Subtopic 825-10).
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
February 22, 2019

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 based on the criteria related to internal control over financial reporting described in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended December 31, 2018, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Item 9B. Other Information
None.

Part III
Item 14. Principal Accounting Fees and Services
(1), (2), (3) and (4) Disclosure of fees -
The following fees have been, or are anticipated to be billed by Deloitte & Touche LLP, the member firms of Deloitte & Touche Tohmatsu, and their respective affiliates, for professional services rendered to us for the fiscal years ending December 31, 2018 and 2017.

	2018	2017(b)
Audit fees (a)	$2,476,000	$2,409,000
Total fees	$2,476,000	$2,409,000
______________________________

(a)
Fees for audits of annual financial statements, reviews of quarterly financial statements, statutory audits, attest services, comfort letters, consents, and review of documents filed with the Securities and Exchange Commission. The amount disclosed does not reflect reimbursed audit fees received from third-party reinsurers in the amounts of $158,000 and $189,000 for 2018 and 2017, respectively.

(b)	Total fees for 2017 have been adjusted to reflect actual expenditures.

(5)(i) and (ii) Audit Committee’s pre-approval policies and procedures -
The Audit Committees of The Allstate Corporation and Allstate Life Insurance Company have adopted a policy regarding pre-approval of all audit and permissible non-audit services provided by the independent registered public accountant. The policy identifies the basic principles that must be considered by the Audit Committee in approving services to ensure that the registered public accountant’s independence is not impaired, describes the type of audit, audit-related, tax and other services that may be provided, and lists the non-audit services that may not be performed. The independent registered public accountant or management will submit to the Audit Committee detailed schedules with all of the proposed services within each category, together with the estimated fees. Each specific service will require approval before the service can begin. Prior to requesting approval from the Audit Committee, the registered public accountant and management consider and conclude that the services are permissible in that they: (1) do not place the registered public accountant in the position of auditing their own work, (2) do not result in the registered public accountant’s personnel acting as management or an employee of Allstate, (3) do not place the registered public accountant in a position of being an advocate for Allstate, (4) do not create a mutual or conflicting interest between the registered public accountant and Allstate and (5) are not based on a contingent fee arrangement. The Audit Committee’s policy delegates to the chair the authority to grant approvals, but the decisions of the chair must be reported to the Audit Committee at its next regularly scheduled meeting. All services provided by Deloitte & Touche LLP in 2018 and 2017 were approved in accordance with the pre-approval policy by The Allstate Corporation and Allstate Life Audit Committees.

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
Item 15. (a) (3)
The following is a list of the exhibits filed as part of this Form 10-K.

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
3(i)	Articles of Amendment to the Articles of Incorporation of Allstate Life Insurance Company dated December 29, 1999.	10	000-31248	3.1	April 24, 2002
3(ii)	Amended and Restated By-Laws of Allstate Life Insurance Company effective March 15, 2007.	8-K	000-31248	3(ii)	March 20, 2007
4	See Exhibits 3 (i) and 3 (ii).
10.1	Credit Agreement dated April 27, 2012 among The Allstate Corporation, Allstate Insurance Company and Allstate Life Insurance Company, as Borrowers; the Lenders party thereto, Wells Fargo Bank, National Association, as Syndication Agent; Citibank, N.A. and Bank of America, N.A., as Documentation Agents; and JPMorgan Chase Bank, N.A., as Administrative Agent.	10-Q	1-11840	10.6	May 2, 2012
10.2	Amendment No. 1 to Credit Agreement dated as of April 27, 2014	8-K	1-11840	10.1	April 29, 2014
10.3	Intercompany Loan Agreement among The Allstate Corporation, Allstate Life Insurance Company, and other certain subsidiaries of The Allstate Corporation effective February 1, 1996.	10-K	000-31248	10.24	March 13, 2007
10.4	Amended and Restated Intercompany Liquidity Agreement between Allstate Insurance Company, Allstate Life Insurance Company and The Allstate Corporation effective as of May 8, 2008.	10-Q	000-31248	10.2	May 14, 2008
10.5	Revolving Loan Credit Agreement, effective December 20, 2010 between American Heritage Life Insurance Company and Road Bay Investments, LLC.	8-K	000-31248	10.1	December 27, 2010

10.6	Pledge and Security Agreement, dated as of December 20, 2010, between Road Bay Investments, LLC and American Heritage Life Insurance Company securing obligations under the Revolving Loan Credit Agreement.	8-K	000-31248	10.2	December 27, 2010
10.7	Capital Support Agreement between Allstate Life Insurance Company and Allstate Insurance Company effective December 14, 2007.	8-K	000-31248	10.1	February 7, 2008
10.8	Form of Amended and Restated Service and Expense Agreement among Allstate Insurance Company, The Allstate Corporation and certain affiliates effective January 1, 2004.	10-K	000-31248	10.1	March 17, 2008
10.9	Form of Amendment No. 1 effective January 1, 2009 to Amended and Restated Service and Expense Agreement among Allstate Insurance Company, The Allstate Corporation and certain affiliates dated as of January 1, 2009.	8-K	000-31248	10.1	February 17, 2010
10.10	Letter Agreement among Allstate Insurance Company, The Allstate Corporation and certain affiliates, including Allstate Life Insurance Company, effective December 1, 2007.	8-K	000-31248	10.1	May 23, 2008
10.11	Addendum among Allstate Insurance Company and certain affiliates dated August 17, 2011 to Amended and Restated Service and Expense Agreement among Allstate Insurance Company, The Allstate Corporation and certain affiliates effective as of January 1, 2004, as amended by amendment No. 1 effective as of January 1, 2009.	10-K	000-31248	10.20	March 8, 2012
10.12	New York Insurer Supplement to Amended and Restated Service and Expense Agreement among Allstate Insurance Company, The Allstate Corporation, Allstate Life Insurance Company of New York and Intramerica Life Insurance Company, effective March 5, 2005.	10-Q	000-31248	10.2	August 8, 2005
10.13	Limited Servicing Agreement among Allstate Life Insurance Company, Allstate Distributors, L.L.C. and Allstate Financial Services, LLC effective October 1, 2002.	10-K	000-31248	10.40	March 17, 2008
10.14	Form of Investment Management Agreement among Allstate Investment Management Company, The Allstate Corporation and certain affiliates effective February 1, 2012.	8-K	000-31248	10.1	February 7, 2012
10.15	Form of Investment Management Agreement among Allstate Investments, LLC, Allstate Insurance Company, The Allstate Corporation and certain affiliates effective January 1, 2007.	10-K	000-31248	10.12	March 17, 2008
10.16	Investment Advisory Agreement and Amendment to Service Agreement as of January 1, 2002 between Allstate Insurance Company, Allstate Investments, LLC and Allstate Life Insurance Company of New York.	10	000-31248	10.31	April 24, 2002
10.17	Investment Management Agreement between Allstate Investments, LLC and ALIC Reinsurance Company, effective July 1, 2005.	10-Q	000-31248	10.1	November 7, 2005
10.18	Investment Management Agreement between Allstate Investments, LLC and ALIC Reinsurance Company effective as of March 31, 2008.	8-K	000-31248	10.1	December 23, 2008
10.19	Assignment & Delegation of Administrative Services Agreements, Underwriting Agreements, and Selling Agreements entered into as of September 1, 2011 between ALFS, Inc., Allstate Life Insurance Company, Allstate Life Insurance Company of New York, Allstate Distributors, L.L.C., Intramerica Life Insurance Company, and Allstate Financial Services, LLC.	8-K	000-31248	10.1	September 1, 2011
10.20	Selling Agreement by and among Allstate Life Insurance Company, Allstate Distributors, L.L.C. (ALFS, Inc., f/k/a Allstate Life Financial Services, Inc., merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC (f/k/a LSA Securities, Inc.) effective July 26, 1999.	10-K	000-31248	10.6	March 26, 2004

10.21	Amendment effective August 1, 1999 to Selling Agreement between Allstate Life Insurance Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective July 26, 1999.	10-Q	000-31248	10.1	November 10, 2004
10.22	Amendment effective September 28, 2001 to Selling Agreement between Allstate Life Insurance Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective July 26, 1999.	10-Q	000-31248	10.2	November 10, 2004
10.23	Amendment effective February 15, 2002 to Selling Agreement between Allstate Life Insurance Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective July 26, 1999.	10-Q	000-31248	10.3	November 10, 2004
10.24	Amendment effective April 21, 2003 to Selling Agreement between Allstate Life Insurance Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective July 26, 1999.	10-Q	000-31248	10.4	November 10, 2004
10.25	Selling Agreement and Addenda to Agreement between Allstate Life Insurance Company as successor in interest to Glenbrook Life and Annuity Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective May 17, 2001, December 31, 2001 and November 18, 2002, respectively.	10-K	000-31248	10.39	March 17, 2008
10.26	Selling Agreement by and among Allstate Life Insurance Company of New York, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective May 1, 2005.	10-K	000-31248	10.7	March 26, 2004
10.27	Selling Agreement by and between Lincoln Benefit Life Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective August 2, 1999.	10-K	000-31248	10.8	March 26, 2004
10.28	Marketing Coordination and Administrative Services Agreement among Allstate Insurance Company, Allstate Life Insurance Company and Allstate Financial Services, LLC effective January 1, 2003.	10-K	000-31248	10.9	March 26, 2004
10.29	First Amendment to Marketing Coordination and Administrative Services Agreement by and among Allstate Life Insurance Company, Allstate Financial Services, LLC and Allstate Insurance Company effective January 1, 2006.	10-Q	000-31248	10.1	August 8, 2006
10.30	Marketing Agreement by and among Allstate Life Insurance Company as successor in interest to Glenbrook Life and Annuity Company, Allstate Distributors, L.L.C. (ALFS, Inc. merged with and into Allstate Distributors, L.L.C. effective September 1, 2011) and Allstate Financial Services, LLC effective June 10, 2003.	10-K	000-31248	10.41	March 17, 2008
10.31	Reinsurance and Administrative Services Agreement by and between American Heritage Life Insurance Company and Columbia Universal Life Insurance Company effective February 1, 1998.	8-K	000-31248	10.3	January 30, 2008
10.32	Novation and Assignment Agreement by and among Allstate Life Insurance Company, American Heritage Life Insurance Company and Columbia Universal Life Insurance Company effective June 30, 2004.	8-K	000-31248	10.2	January 30, 2008
10.33	Amendment to Reinsurance Agreement effective December 1, 2007, by and between American Heritage Life Insurance Company and Allstate Life Insurance Company.	8-K	000-31248	10.1	January 30, 2008
10.34	Reinsurance Agreement between Allstate Life Insurance Company and American Heritage Life Insurance Company effective December 31, 2004.	8-K	000-31248	10.2	January 9, 2008

10.35	Amendment No. 1 dated as of January 1, 2008 to Reinsurance Agreement between Allstate Life Insurance Company and American Heritage Life Insurance Company effective December 31, 2004.	8-K	000-31248	10.1	January 9, 2008
10.36	Amendment No. 2 dated and effective as of April 1, 2011 to Reinsurance Agreement between Allstate Life Insurance Company and American Heritage Life Insurance Company effective December 31, 2004.	10-Q	000-31248	10.4	August 5, 2011
10.37	Retrocessional Reinsurance Agreement between Allstate Life Insurance Company and American Heritage Life Insurance Company effective December 31, 2004.	10-K	000-31248	10.23	March 16, 2005
10.38	Reinsurance Agreement effective October 1, 2008 between American Heritage Life Insurance Company and Allstate Life Insurance Company.	8-K	000-31248	10.1	October 28, 2008
10.39	Reinsurance Agreement effective July 1, 2010 between Allstate Life Insurance Company and American Heritage Life Insurance Company.	8-K	000-31248	10.1	July 15, 2010
10.40	Amendment No. 1 dated and effective as of July 18, 2011 to Reinsurance Agreement effective July 1, 2010 between Allstate Life Insurance Company and American Heritage Life Insurance Company.	10-Q	000-31248	10.3	August 5, 2011
10.41	Form of Tax Sharing Agreement by and among The Allstate Corporation and certain affiliates dated as of November 12, 1996.	10-K	000-31248	10.24	March 17, 2008
10.42	Agreement for the Settlement of State and Local Tax Credits among Allstate Insurance Company and certain of its affiliates, including Allstate Life Insurance Company effective January 1, 2007.	8-K	000-31248	10.1	February 21, 2008
10.43	Amended and Restated Reinsurance Agreement, dated April 1, 2014, between the Registrant and Lincoln Benefit Life Company	8-K	1-11840	10.1	April 7, 2014
10.44	Reinsurance Agreement between the Registrant and Allstate Assurance Company effective April 1, 2015	10-Q	000-31248	10.1	May 7, 2015
10.45	Surplus Note between the Registrant and Allstate Assurance Company dated December 2, 2016	8-K	000-31248	10.1	December 7, 2016
10.46	Reinsurance Agreement between the Registrant and Allstate Assurance Company dated January 19, 2017	8-K	000-31248	10.1	January 25, 2017
23	Consent of Independent Registered Public Accounting Firm					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
99	The Allstate Corporation Policy Regarding Pre-Approval of Independent Registered Public Accountant’s Services effective February 23, 2009.	10-K	000-31248	99	March 19, 2009
101.INS	XBRL Instance Document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

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
February 22, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Steven E. Shebik	Chief Executive Officer and a Director (Principal Executive Officer)	February 22, 2019
Steven E. Shebik

/s/ Mario Imbarrato	Vice President, Chief Financial Officer and a Director (Principal Financial Officer)	February 22, 2019
Mario Imbarrato

/s/ Eric K. Ferren	Senior Vice President and Controller (Principal Accounting Officer)	February 22, 2019
Eric K. Ferren

/s/ Thomas J. Wilson	Chairman of the Board and a Director	February 22, 2019
Thomas J. Wilson

/s/ Brian R. Bohaty	Director	February 22, 2019
Brian R. Bohaty

/s/ John E. Dugenske	Director	February 22, 2019
John E. Dugenske

/s/ Angela K. Fontana	Director	February 22, 2019
Angela K. Fontana

/s/ Mary Jane Fortin	Director	February 22, 2019
Mary Jane Fortin

/s/ Katherine A. Mabe	Director	February 22, 2019
Katherine A. Mabe

/s/ Jesse E. Merten	Director	February 22, 2019
Jesse E. Merten

/s/ Julie Parsons	Director	February 22, 2019
Julie Parsons

/s/ Samuel H. Pilch	Director	February 22, 2019
Samuel H. Pilch

/s/ Mario Rizzo	Director	February 22, 2019
Mario Rizzo

/s/ P. John Rugel	Director	February 22, 2019
P. John Rugel

/s/ Glenn T. Shapiro	Director	February 22, 2019
Glenn T. Shapiro

/s/ Brian P. Stricker	Director	February 22, 2019
Brian P. Stricker

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE I - SUMMARY OF INVESTMENTS
OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2018

($ in millions)	Cost/ amortized cost	Fair value	Amount at which shown in the Balance Sheet
Type of investment
Fixed maturities:
Bonds:
United States government, government agencies and authorities	$740	$773	$773
States, municipalities and political subdivisions	1,997	2,195	2,195
Foreign governments	170	179	179
Public utilities	3,302	3,443	3,443
All other corporate bonds	14,219	14,130	14,130
Asset-backed securities	429	429	429
Residential mortgage-backed securities	154	197	197
Commercial mortgage-backed securities	33	40	40
Redeemable preferred stocks	13	14	14
Total fixed maturities	21,057	$21,400	21,400

Equity securities:
Common stocks:
Public utilities	21	$26	26
Banks, trusts and insurance companies	101	120	120
Industrial, miscellaneous and all other	1,048	1,153	1,153
Nonredeemable preferred stocks	27	26	26
Total equity securities	1,197	$1,325	1,325

Mortgage loans on real estate	3,995	$4,028	3,995
Real estate (none acquired in satisfaction of debt)	228		228
Policy loans	561		561
Derivative instruments	23	$23	23
Limited partnership interests	3,292		3,292
Other long-term investments	1,049		1,049
Short-term investments	810	$810	810
Total investments	$32,212		$32,683

S-1

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE IV - REINSURANCE

($ in millions)	Gross amount	Ceded to other companies (1)	Assumed from other companies	Net amount	Percentage of amount assumed to net
Year ended December 31, 2018
Life insurance in force	$113,202	$83,166	$301,316	$331,352	90.9%

Premiums and contract charges:
Life insurance	$679	$308	$906	$1,277	70.9%
Accident and health insurance	64	18	76	122	62.3%
Total premiums and contract charges	$743	$326	$982	$1,399	70.2%

Year ended December 31, 2017
Life insurance in force	$114,354	$89,603	$321,331	$346,082	92.8%

Premiums and contract charges:
Life insurance	$677	$320	$925	$1,282	72.2%
Accident and health insurance	57	20	74	111	66.7%
Total premiums and contract charges	$734	$340	$999	$1,393	71.7%

Year ended December 31, 2016
Life insurance in force	$115,034	$94,041	$291,256	$312,249	93.3%

Premiums and contract charges:
Life insurance	$675	$325	$869	$1,219	71.3%
Accident and health insurance	40	22	72	90	80.0%
Total premiums and contract charges	$715	$347	$941	$1,309	71.9%
______________________________

(1)	No reinsurance or coinsurance income was netted against premium ceded in 2018, 2017 or 2016.

S-2

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
SCHEDULE V - VALUATION ALLOWANCES AND QUALIFYING ACCOUNTS

($ in millions)		Additions
Description	Balance as of beginning of period	Charged to costs and expenses	Other additions	Deductions	Balance as of end of period

Year ended December 31, 2018

Allowance for estimated losses on mortgage loans	$3	$—	$—	$—	$3

Year ended December 31, 2017

Allowance for estimated losses on mortgage loans	$3	$1	$—	$1	$3

Year ended December 31, 2016

Allowance for estimated losses on mortgage loans	$3	$—	$—	$—	$3

S-3