Form 10-Q
period 2019-03-31
ALLSTATE LIFE INSURANCE CO
filed 2019-05-07
CIK 352736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

The registrant meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

[X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Large accelerated filer ____	Accelerated filer

Non-accelerated filer X	Smaller reporting company

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
Yes ___           No   X

Securities registered pursuant to Section 12(b) of the Act: None

As of May 7, 2019, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY
INDEX TO QUARTERLY REPORT ON FORM 10-Q
March 31, 2019

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)

($ in millions)	Three months ended March 31,
	2019	2018
Revenues
Premiums	$171	$177
Contract charges	176	176
Other revenue	10	8
Net investment income	311	407
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(7)	—
OTTI losses reclassified from other comprehensive income (“OCI”)	—	(1)
Net OTTI losses recognized in earnings	(7)	(1)
Sales and valuation changes on equity investments and derivatives	155	(31)
Total realized capital gains and losses	148	(32)
Total revenues	816	736

Costs and expenses
Contract benefits	363	370
Interest credited to contractholder funds	148	148
Amortization of deferred policy acquisition costs	32	39
Operating costs and expenses	69	68
Interest expense	1	1
Total costs and expenses	613	626

Gain on disposition of operations	1	1

Income from operations before income tax expense	204	111

Income tax expense	40	21

Net income	164	90

Other comprehensive income (loss), after-tax
Change in unrealized net capital gains and losses	346	(175)
Change in unrealized foreign currency translation adjustments	(3)	4
Other comprehensive income (loss), after-tax	343	(171)

Comprehensive income (loss)	$507	$(81)

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (unaudited)

($ in millions, except par value data)	March 31, 2019	December 31, 2018
Assets
Investments
Fixed income securities, at fair value (amortized cost $20,664 and $21,057)	$21,541	$21,400
Mortgage loans	4,034	3,995
Equity securities, at fair value (cost $1,028 and $1,197)	1,284	1,325
Limited partnership interests	3,219	3,292
Short-term, at fair value (amortized cost $1,284 and $810)	1,284	810
Policy loans	553	561
Other	1,348	1,300
Total investments	33,263	32,683
Cash	54	52
Deferred policy acquisition costs	1,134	1,232
Reinsurance recoverables from non-affiliates	2,143	2,185
Reinsurance recoverables from affiliates	417	420
Accrued investment income	261	253
Other assets	573	534
Separate Accounts	3,024	2,783
Total assets	$40,869	$40,142
Liabilities
Contractholder funds	$17,239	$17,470
Reserve for life-contingent contract benefits	11,228	11,239
Unearned premiums	4	4
Payable to affiliates, net	33	50
Other liabilities and accrued expenses	1,230	1,101
Deferred income taxes	772	663
Notes due to related parties	140	140
Separate Accounts	3,024	2,783
Total liabilities	33,670	33,450
Commitments and Contingent Liabilities (Note 7)
Shareholder’s equity
Redeemable preferred stock - series A, $100 par value, 1,500,000 shares authorized, none issued	—	—
Redeemable preferred stock - series B, $100 par value, 1,500,000 shares authorized, none issued	—	—
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	2,024	2,024
Retained income	4,574	4,410
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	45	45
Other unrealized net capital gains and losses	648	225
Unrealized adjustment to DAC, DSI and insurance reserves	(104)	(27)
Total unrealized net capital gains and losses	589	243
Unrealized foreign currency translation adjustments	7	10
Total accumulated other comprehensive income (“AOCI”)	596	253
Total shareholder’s equity	7,199	6,692
Total liabilities and shareholder’s equity	$40,869	$40,142

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (unaudited)

($ in millions)	Three months ended March 31,
	2019	2018

Common stock	$5	$5

Additional capital paid-in	2,024	2,024

Retained income
Balance, beginning of period	4,410	3,981
Net income	164	90
Cumulative effect of change in accounting principle	—	314
Balance, end of period	4,574	4,385

Accumulated other comprehensive income
Balance, beginning of period	253	845
Change in unrealized net capital gains and losses	346	(175)
Change in unrealized foreign currency translation adjustments	(3)	4
Cumulative effect of change in accounting principle	—	(238)
Balance, end of period	596	436

Total shareholder’s equity	$7,199	$6,850

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

($ in millions)	Three months ended March 31,
	2019	2018
Cash flows from operating activities
Net income	$164	$90
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(18)	(16)
Realized capital gains and losses	(148)	32
Gain on disposition of operations	(1)	(1)
Interest credited to contractholder funds	148	148
Changes in:
Policy benefits and other insurance reserves	(164)	(178)
Deferred policy acquisition costs	18	15
Reinsurance recoverables, net	27	10
Income taxes	26	10
Other operating assets and liabilities	47	(83)
Net cash provided by operating activities	99	27
Cash flows from investing activities
Proceeds from sales
Fixed income securities	1,081	1,679
Equity securities	256	267
Limited partnership interests	128	23
Other investments	13	1
Investment collections
Fixed income securities	282	267
Mortgage loans	70	42
Other investments	27	34
Investment purchases
Fixed income securities	(983)	(1,594)
Equity securities	(75)	(167)
Limited partnership interests	(112)	(138)
Mortgage loans	(109)	(154)
Other investments	(28)	(99)
Change in short-term investments, net	(384)	64
Change in policy loans and other investments, net	(13)	(19)
Net cash provided by investing activities	153	206
Cash flows from financing activities
Contractholder fund deposits	192	194
Contractholder fund withdrawals	(442)	(472)
Net cash used in financing activities	(250)	(278)
Net increase (decrease) in cash	2	(45)
Cash at beginning of period	52	145
Cash at end of period	$54	$100

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
The condensed consolidated financial statements and notes as of March 31, 2019 and for the three month periods ended March 31, 2019 and 2018 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated.
Premiums and contract charges
The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended March 31,
	2019	2018
Premiums
Traditional life insurance	$141	$147
Accident and health insurance	30	30
Total premiums	171	177

Contract charges
Interest-sensitive life insurance	173	173
Fixed annuities	3	3
Total contract charges	176	176
Total premiums and contract charges	$347	$353

Adopted accounting standard
Accounting for Hedging Activities
Effective January 1, 2019, the Company adopted new Financial Accounting Standards Board (“FASB”) guidance intended to better align hedge accounting with an organization’s risk management activities. The new guidance expands hedge accounting to nonfinancial and financial risk components and revises the measurement methodologies to better align with an organization’s risk management activities. Separate presentation of hedge ineffectiveness is eliminated with the intention to provide greater transparency to the full impact of hedging by requiring presentation of the results of the hedged item and hedging instrument in a single financial statement line item. In addition, the amendments were designed to reduce complexity by simplifying hedge effectiveness testing. The adoption had no impact on the Company’s results of operations or financial position.
Pending accounting standards
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued guidance which revises the credit loss recognition criteria for certain financial assets measured at amortized cost, including reinsurance recoverables. The new guidance replaces the existing incurred loss recognition model with an expected loss recognition model. The objective of the expected credit loss model is for a reporting entity to recognize its estimate of expected credit losses for affected financial assets in a valuation allowance that when deducted from the amortized cost basis of the related financial assets results in a net carrying value of affected financial assets at the amount expected to be collected. The reporting entity must consider all relevant information available when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts over the life of an asset. Financial assets may be evaluated individually or on a pooled basis when they share similar risk characteristics. The measurement of credit losses for available-for-sale debt securities measured at fair value is not affected except that credit losses recognized are limited to the amount by which fair value is below amortized cost and the carrying value adjustment is recognized through a valuation allowance which may change over time but once recorded cannot subsequently be reduced to an amount below zero. The guidance is effective for reporting periods beginning after December 15, 2019, and for most affected instruments must be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to beginning retained income. The impact of adoption is not expected to be material to the Company’s results of operations or financial position.
Accounting for Long-Duration Insurance Contracts
In August 2018, the FASB issued guidance revising the accounting for certain long-duration insurance contracts. The new guidance changes the measurement of the Company’s reserves for traditional life, life-contingent immediate annuities and certain voluntary accident and health insurance products. Under the new guidance, measurement assumptions, including those for mortality, morbidity and policy terminations, will be required to be reviewed and updated at least annually. The effect of updating measurement assumptions other than the discount rate are required to be measured on a retrospective basis and reported in net income. In addition, cash flows under the new guidance are required to be discounted using an upper-medium grade fixed income instrument yield required to be updated through OCI at each reporting date. These changes will replace current GAAP, which utilizes assumptions set at policy issuance until such time as the assumptions result in reserves that are deficient when compared to reserves computed using current assumptions. Under current GAAP, premium deficiency reserves are recognized when a reserve deficiency is computed using current assumptions.
The new guidance requires deferred policy acquisition costs (“DAC”) and other capitalized balances currently amortized in proportion to premiums or gross profits to be amortized on a constant level basis over the expected term for all long-duration insurance contracts. DAC will not be subject to loss recognition testing but will be reduced when actual experience exceeds expected experience. The new guidance will no longer require adjustments to DAC and deferred sales inducement costs (“DSI”) related to unrealized gains and losses on investment securities supporting the related business.
Market risk benefit product features are required to be measured at fair value with changes in fair value recorded in net income with the exception of changes in the fair value attributable to changes in the reporting entity’s own credit risk, which are required to be recognized in OCI. Substantially all of the Company’s market risk benefits are reinsured and therefore these impacts are not expected to be material to the Company.
The new guidance is to be included in the comparable financial statements issued in reporting periods beginning after December 15, 2020, thereby requiring restatement of prior periods presented. Early adoption is permitted. The new guidance will be applied to affected contracts and DAC on the basis of existing carrying amounts at the earliest period presented or retrospectively using actual historical experience as of contract inception. The new guidance for market risk benefits is required to be adopted retrospectively.
The Company is evaluating the anticipated impacts of applying the new guidance to both retained income and AOCI. While the requirements of the new guidance represent a material change from existing GAAP, the underlying economics of the business and related cash flows are unchanged. The Company has not completed its evaluation of the specific impacts of adopting the new guidance, but anticipates the financial statement impact of migrating from existing GAAP to that required by the new guidance to be material, largely attributed to the impact of transitioning from an original investment-based discount rate to one based on an upper-medium grade fixed income investment yield and updates to mortality assumptions previously locked in at issuance and subject to premium deficiency testing. The Company expects the most significant impacts will occur in the run-off annuity business. The revised accounting for DAC will be applied prospectively using the new model and any DAC effects existing in AOCI as a result of applying existing GAAP at the date of adoption will be reversed.
Codification Improvements related to Credit Losses, Derivatives and Hedging, and Financial Instruments
In April 2019, the FASB issued new guidance related to credit losses, derivatives and hedging, and financial instruments. The guidance for credit losses and financial instruments is effective for reporting periods beginning after December 15, 2019. The guidance for derivatives and hedging is effective January 1, 2020. The Company is in the process of evaluating the impact of adoption, which is not expected to be material to the Company’s results of operations or financial position.

2. Supplemental Cash Flow Information
Non-cash investing activities include $42 million and $7 million related to mergers and exchanges completed with equity securities, fixed income securities and limited partnerships, and modifications of certain mortgage loans and other investments for the three months ended March 31, 2019 and 2018, respectively.
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

($ in millions)	Three months ended March 31,
	2019	2018
Net change in proceeds managed
Net change in fixed income securities	$28	$15
Net change in short-term investments	(90)	66
Operating cash flow (used) provided	$(62)	$81

Net change in liabilities
Liabilities for collateral, beginning of period	$(525)	$(542)
Liabilities for collateral, end of period	(587)	(461)
Operating cash flow provided (used)	$62	$(81)

3. Investments
Fair values
The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
March 31, 2019
U.S. government and agencies	$504	$34	$—	$538
Municipal	1,927	236	(3)	2,160
Corporate	17,465	673	(122)	18,016
Foreign government	170	8	—	178
Asset-backed securities (“ABS”)	410	3	(3)	410
Residential mortgage-backed securities (“RMBS”)	144	44	—	188
Commercial mortgage-backed securities (“CMBS”)	31	7	(1)	37
Redeemable preferred stock	13	1	—	14
Total fixed income securities	$20,664	$1,006	$(129)	$21,541

December 31, 2018
U.S. government and agencies	$740	$33	$—	$773
Municipal	1,997	202	(4)	2,195
Corporate	17,521	433	(381)	17,573
Foreign government	170	9	—	179
ABS	429	3	(3)	429
RMBS	154	44	(1)	197
CMBS	33	7	—	40
Redeemable preferred stock	13	1	—	14
Total fixed income securities	$21,057	$732	$(389)	$21,400

Scheduled maturities
The scheduled maturities for fixed income securities are as follows as of March 31, 2019:

($ in millions)	Amortized cost	Fair value
Due in one year or less	$1,241	$1,256
Due after one year through five years	7,933	8,126
Due after five years through ten years	7,041	7,224
Due after ten years	3,864	4,300
	20,079	20,906
ABS, RMBS and CMBS	585	635
Total	$20,664	$21,541

Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.
Net investment income
Net investment income is as follows:

($ in millions)	Three months ended March 31,
	2019	2018
Fixed income securities	$245	$251
Mortgage loans	46	44
Equity securities	6	7
Limited partnership interests	3	96
Short-term investments	8	4
Policy loans	8	7
Other	22	22
Investment income, before expense	338	431
Investment expense	(27)	(24)
Net investment income	$311	$407

Realized capital gains and losses
Realized capital gains (losses) by asset type are as follows:

($ in millions)	Three months ended March 31,
	2019	2018
Fixed income securities	$(6)	$(6)
Equity securities	146	(26)
Limited partnership interests	10	3
Derivatives	4	(3)
Other	(6)	—
Realized capital gains (losses)	$148	$(32)

Realized capital gains (losses) by transaction type are as follows:

($ in millions)	Three months ended March 31,
	2019	2018
Impairment write-downs	$(7)	$(1)
Change in intent write-downs	—	—
Net OTTI losses recognized in earnings	(7)	(1)
Sales	(6)	(5)
Valuation of equity investments (1)	157	(23)
Valuation and settlements of derivative instruments	4	(3)
Realized capital gains (losses)	$148	$(32)
_______________

(1)	Includes valuation of equity securities and certain limited partnership interests where the underlying assets are predominately public equity securities.
Sales of fixed income securities resulted in gross gains of $13 million and $7 million and gross losses of $19 million and $12 million during the three months ended March 31, 2019 and 2018, respectively.
The following table presents the net pre-tax appreciation (decline) during 2019 and 2018 of equity securities and limited partnership interests carried at fair value still held as of March 31, 2019 and March 31, 2018 recognized in net income.

($ in millions)	Three months ended March 31,
	2019	2018
Equity securities	$118	$(9)
Limited partnership interests carried at fair value	(19)	38
Total	$99	$29

OTTI losses by asset type are as follows:

	Three months ended			Three months ended
($ in millions)	March 31, 2019			March 31, 2018
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
CMBS	$—	$—	$—	$—	$(1)	$(1)
Total fixed income securities	—	—	—	—	(1)	(1)
Limited partnership interests	(1)	—	(1)	—	—	—
Other	(6)	—	(6)	—	—	—
OTTI losses	$(7)	$—	$(7)	$—	$(1)	$(1)

The total amount of OTTI losses included in AOCI at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table. The amounts exclude $100 million and $101 million as of March 31, 2019 and December 31, 2018, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	March 31, 2019	December 31, 2018
Municipal	$(4)	$(4)
Corporate	(1)	(1)
ABS	(5)	(5)
RMBS	(31)	(32)
CMBS	(2)	(2)
Total	$(43)	$(44)

Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

($ in millions)	Three months ended March 31,
	2019	2018
Beginning balance	$(123)	$(138)
Additional credit loss for securities previously other-than-temporarily impaired	—	(1)
Reduction in credit loss for securities disposed or collected	2	11
Ending balance	$(121)	$(128)

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
Unrealized net capital gains and losses
Unrealized net capital gains and losses included in AOCI are as follows:

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
March 31, 2019		Gains	Losses
Fixed income securities	$21,541	$1,006	$(129)	$877
Short-term investments	1,284	—	—	—
Unrealized net capital gains and losses, pre-tax				877
Amounts recognized for:
Insurance reserves (1)				(8)
DAC and DSI (2)				(123)
Amounts recognized				(131)
Deferred income taxes				(157)
Unrealized net capital gains and losses, after-tax				$589
_______________

(1)
The insurance reserves adjustment represents the amount by which the reserve balance would increase if the net unrealized gains in the applicable product portfolios were realized and reinvested at lower interest rates, resulting in a premium deficiency. This adjustment primarily relates to structured settlement annuities with life contingencies (a type of immediate fixed annuities).

(2)
The DAC and DSI adjustment balance represents the amount by which the amortization of DAC and DSI would increase or decrease if the unrealized gains or losses in the respective product portfolios were realized.

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
December 31, 2018		Gains	Losses
Fixed income securities	$21,400	$732	$(389)	$343
Short-term investments	810	—	—	—
Unrealized net capital gains and losses, pre-tax				343
Amounts recognized for:
Insurance reserves				—
DAC and DSI				(35)
Amounts recognized				(35)
Deferred income taxes				(65)
Unrealized net capital gains and losses, after-tax				$243

Change in unrealized net capital gains and losses
The change in unrealized net capital gains and losses for the three months ended March 31, 2019 is as follows:

($ in millions)
Fixed income securities	$534
Total	534
Amounts recognized for:
Insurance reserves	(8)
DAC and DSI	(88)
Amounts recognized	(96)
Deferred income taxes	(92)
Increase in unrealized net capital gains and losses, after-tax	$346

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

($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses

March 31, 2019
Fixed income securities
U.S. government and agencies	1	$3	$—	—	$—	$—	$—
Municipal	3	25	—	2	17	(3)	(3)
Corporate	219	932	(17)	521	3,543	(105)	(122)
ABS	12	58	(1)	12	27	(2)	(3)
RMBS	51	5	—	53	10	—	—
CMBS	4	10	(1)	1	—	—	(1)
Redeemable preferred stock	—	—	—	—	—	—	—
Total fixed income securities	290	$1,033	$(19)	589	$3,597	$(110)	$(129)
Investment grade fixed income securities	175	$639	$(8)	479	$3,162	$(85)	$(93)
Below investment grade fixed income securities	115	394	(11)	110	435	(25)	(36)
Total fixed income securities	290	$1,033	$(19)	589	$3,597	$(110)	$(129)

December 31, 2018
Fixed income securities
U.S. government and agencies	2	$6	$—	1	$1	$—	$—
Municipal	38	98	(1)	5	26	(3)	(4)
Corporate	1,260	6,799	(218)	370	2,633	(163)	(381)
ABS	30	167	(1)	11	31	(2)	(3)
RMBS	124	11	—	47	10	(1)	(1)
CMBS	3	7	—	2	—	—	—
Redeemable preferred stock	1	—	—	—	—	—	—
Total fixed income securities	1,458	$7,088	$(220)	436	$2,701	$(169)	$(389)
Investment grade fixed income securities	948	$5,255	$(121)	388	$2,551	$(147)	$(268)
Below investment grade fixed income securities	510	1,833	(99)	48	150	(22)	(121)
Total fixed income securities	1,458	$7,088	$(220)	436	$2,701	$(169)	$(389)

As of March 31, 2019, $107 million of the $129 million unrealized losses are related to securities with an unrealized loss position less than 20% of amortized cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.  Of the $107 million, $81 million are related to unrealized losses on investment grade fixed income securities. Of the remaining $26 million, $10 million have been in an unrealized loss position for less than 12 months. Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P Global Ratings (“S&P”), a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Unrealized losses on investment grade securities are principally related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase. The unrealized losses are expected to reverse as the securities approach maturity.
As of March 31, 2019, the remaining $22 million of unrealized losses are related to securities in unrealized loss positions greater than or equal to 20% of amortized cost. Investment grade fixed income securities comprising $12 million of these unrealized losses were evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations. Of the $22 million, $10 million are related to below investment grade fixed income securities. Of these amounts, $1 million are related to below investment grade fixed income securities that had been in an unrealized loss position greater than or equal to 20% of amortized cost for a period of twelve or more consecutive months as of March 31, 2019.
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

As of March 31, 2019, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.
Limited partnerships
Investments in limited partnership interests include interests in private equity funds, real estate funds and other funds. As of March 31, 2019 and December 31, 2018, the carrying value of equity method of accounting limited partnerships totaled $2.46 billion and $2.51 billion, respectively, and limited partnerships carried at fair value totaled $758 million and $787 million, respectively.
Mortgage loans
Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators. Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest. Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate. Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value. Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell or present value of the loan’s expected future repayment cash flows. Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery. The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan. It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of March 31, 2019.
Accrual of income is suspended for mortgage loans that are in default or when full and timely collection of principal and interest payments is not probable. Cash receipts on mortgage loans on non-accrual status are generally recorded as a reduction of carrying value.
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
The following table reflects the carrying value of non-impaired mortgage loans summarized by debt service coverage ratio distribution.

($ in millions)	March 31, 2019			December 31, 2018
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$22	$16	$38	$6	$15	$21
1.0 - 1.25	203	—	203	221	—	221
1.26 - 1.50	1,042	—	1,042	1,048	—	1,048
Above 1.50	2,705	42	2,747	2,659	42	2,701
Total non-impaired mortgage loans	$3,972	$58	$4,030	$3,934	$57	$3,991

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
The net carrying value of impaired mortgage loans is as follows:

($ in millions)	March 31, 2019	December 31, 2018
Impaired mortgage loans with a valuation allowance	$4	$4
Impaired mortgage loans without a valuation allowance	—	—
Total impaired mortgage loans	$4	$4
Valuation allowance on impaired mortgage loans	$3	$3

The valuation allowance on impaired mortgage loans had no activity for the three months ended March 31, 2019 and 2018. The average balance of impaired loans was $4 million for both the three months ended March 31, 2019 and 2018.
Payments on all mortgage loans were current as of March 31, 2019 and December 31, 2018.

Short-term investments
Short-term investments, including money market funds, commercial paper, U.S. Treasury bills and other short-term investments, are carried at fair value. As of March 31, 2019 and December 31, 2018, the fair value of short-term investments totaled $1.28 billion and $810 million, respectively.
Policy loans
Policy loans are carried at unpaid principal balances. As of March 31, 2019 and December 31, 2018, the carrying value of policy loans totaled $553 million and $561 million, respectively.
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

($ in millions)	March 31, 2019	December 31, 2018
Agent loans	$639	$620
Bank loans	394	422
Real estate	237	228
Derivatives and other	78	30
Total	$1,348	$1,300

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

Assets and liabilities measured at fair value on a non-recurring basis
Mortgage loans written-down to fair value in connection with recognizing impairments are valued based on the fair value of the underlying collateral less costs to sell. Bank loans written-down to fair value are valued based on broker quotes from brokers familiar with the loans and current market conditions or based on internal valuation models.
Investments excluded from the fair value hierarchy
Limited partnerships carried at fair value, which do not have readily determinable fair values, use NAV provided by the investees and are excluded from the fair value hierarchy. These investments are generally not redeemable by the investees and generally cannot be sold without approval of the general partner. The Company receives distributions of income and proceeds from the liquidation of the underlying assets of the investees, which usually takes place in years 4-9 of the typical contractual life of 10-12 years. As of March 31, 2019, the Company has commitments to invest $258 million in these limited partnership interests.
The following table summarizes the Company’s assets and liabilities measured at fair value as of March 31, 2019.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of March 31, 2019
Assets
Fixed income securities:
U.S. government and agencies	$255	$283	$—		$538
Municipal	—	2,120	40		2,160
Corporate - public	—	12,302	35		12,337
Corporate - privately placed	—	5,582	97		5,679
Foreign government	—	178	—		178
ABS - CDO	—	23	6		29
ABS - consumer and other	—	356	25		381
RMBS	—	188	—		188
CMBS	—	35	2		37
Redeemable preferred stock	—	14	—		14
Total fixed income securities	255	21,081	205		21,541
Equity securities	1,162	16	106		1,284
Short-term investments	655	629	—		1,284
Other investments: Free-standing derivatives	—	79	1	$(9)	71
Separate account assets	3,024	—	—		3,024
Total recurring basis assets	5,096	21,805	312	(9)	27,204
Non-recurring basis (1)	—	—	13		13
Total assets at fair value	$5,096	$21,805	$325	$(9)	$27,217
% of total assets at fair value	18.7%	80.1%	1.2%	—%	100.0%

Investments reported at NAV					758
Total					$27,975

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(247)		$(247)
Other liabilities: Free-standing derivatives	—	(22)	—	$3	(19)
Total recurring basis liabilities at fair value	$—	$(22)	$(247)	$3	$(266)
% of total liabilities at fair value	—%	8.2%	92.9%	(1.1)%	100.0%
 __________

(1)	Includes $2 million of limited partnerships and $11 million of bank loans written-down to fair value in connection with recognizing OTTI impairments.

The following table summarizes the Company’s assets and liabilities measured at fair value as of December 31, 2018.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2018
Assets
Fixed income securities:
U.S. government and agencies	$493	$280	$—		$773
Municipal	—	2,156	39		2,195
Corporate - public	—	11,891	33		11,924
Corporate - privately placed	—	5,552	97		5,649
Foreign government	—	179	—		179
ABS - CDO	—	26	6		32
ABS - consumer and other	—	381	16		397
RMBS	—	197	—		197
CMBS	—	40	—		40
Redeemable preferred stock	—	14	—		14
Total fixed income securities	493	20,716	191		21,400
Equity securities	1,182	14	129		1,325
Short-term investments	443	367	—		810
Other investments: Free-standing derivatives	—	30	1	$(8)	23
Separate account assets	2,783	—	—		2,783
Total recurring basis assets at fair value	$4,901	$21,127	$321	$(8)	$26,341
% of total assets at fair value	18.6%	80.2%	1.2%	—%	100.0%

Investments reported at NAV					787
Total					$27,128

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(223)		$(223)
Other liabilities: Free-standing derivatives	—	(7)	—	$2	(5)
Total recurring basis liabilities at fair value	$—	$(7)	$(223)	$2	$(228)
% of total liabilities at fair value	—%	3.1%	97.8%	(0.9)%	100.0%

The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
March 31, 2019
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(216)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.74%
December 31, 2018
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(184)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.74%

The embedded derivatives are equity-indexed and forward starting options in certain life and annuity products that provide customers with interest crediting rates based on the performance of the S&P 500. If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.
As of March 31, 2019 and December 31, 2018, Level 3 fair value measurements of fixed income securities total $205 million and $191 million, respectively, and include $83 million and $80 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable. The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above. However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended March 31, 2019.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2018	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$39	$—	$1	$—	$—
Corporate - public	33	—	—	—	—
Corporate - privately placed	97	(2)	2	15	—
ABS - CDO	6	—	—	—	—
ABS - consumer and other	16	—	—	—	—
CMBS	—	—	—	2	—
Total fixed income securities	191	(2)	3	17	—
Equity securities	129	15	—	—	—
Free-standing derivatives, net	1	—	—	—	—
Total recurring Level 3 assets	$321	$13	$3	$17	$—

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(223)	$(25)	$—	$—	$—
Total recurring Level 3 liabilities	$(223)	$(25)	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of March 31, 2019
Assets
Fixed income securities:
Municipal	$—	$—	$—	$—	$40
Corporate - public	3	—	—	(1)	35
Corporate - privately placed	—	(13)	—	(2)	97
ABS - CDO	—	—	—	—	6
ABS - consumer and other	12	—	—	(3)	25
CMBS	—	—	—	—	2
Total fixed income securities	15	(13)	—	(6)	205
Equity securities	—	(38)	—	—	106
Free-standing derivatives, net	—	—	—	—	1	(2)
Total recurring Level 3 assets	$15	$(51)	$—	$(6)	$312

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$—	$1	$(247)
Total recurring Level 3 liabilities	$—	$—	$—	$1	$(247)
 ____________

(1)
The effect to net income totals $(12) million and is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows: $13 million in realized capital gains and losses, $(33) million in interest credited to contractholder funds and $8 million in contract benefits.

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
__________

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
There were no transfers between Level 1 and Level 2 during the three months ended March 31, 2019 or 2018.
Transfers into Level 3 during the three months ended March 31, 2019 and 2018 included situations where a quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3. Transfers out of Level 3 during the three months ended March 31, 2019 and 2018 included situations where a broker quote was used in the prior period and a quote became available from the Company’s independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.
The following table provides valuation changes included in net income for Level 3 assets and liabilities held as of March 31.

($ in millions)	Three months ended March 31,
	2019	2018
Assets
Equity securities	$2	$1
Total recurring Level 3 assets	$2	$1

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(25)	$23
Total recurring Level 3 liabilities	$(25)	$23

The amounts in the table above represent gains and losses related to valuation changes included in net income for the period of time that the asset or liability was held and determined to be in Level 3. These gains and losses result in $(23) million of net income for the three months ended March 31, 2019 and are reported as follows: $2 million in realized capital gains and losses, $(33) million in interest credited to contractholder funds and $8 million in contract benefits. These gains and losses result in $24 million of net income for the three months ended March 31, 2018 and are reported as follows: $1 million in realized capital gains and losses, $19 million in interest credited to contractholder funds and $4 million in contract benefits.
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.
Financial assets

($ in millions)		March 31, 2019		December 31, 2018
	Fair value level	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	Level 3	$4,034	$4,132	$3,995	$4,028
Bank loans	Level 3	394	383	422	408
Agent loans	Level 3	639	639	620	617

Financial liabilities

($ in millions)		March 31, 2019		December 31, 2018
	Fair value level	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	Level 3	$8,979	$9,590	$9,213	$9,629
Liability for collateral	Level 2	587	587	525	525
Notes due to related parties	Level 3	140	140	140	138

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
The Company utilizes several derivative strategies to manage risk. Asset-liability management is a risk management strategy that is principally employed to balance the respective interest-rate sensitivities of the Company’s assets and liabilities. Depending upon the attributes of the assets acquired and liabilities issued, derivative instruments such as interest rate swaps, caps, swaptions and futures are utilized to change the interest rate characteristics of existing assets and liabilities to ensure the relationship is maintained within specified ranges and to reduce exposure to rising or falling interest rates. Fixed income index total return swaps are used to offset valuation losses in the portfolio during periods of declining market values. Credit default swaps are typically used to mitigate the credit risk within the Company’s fixed income portfolio. Futures and options are used for hedging the equity exposure contained in the Company’s equity indexed life and annuity product contracts that offer equity returns to contractholders. In addition, the Company uses equity index total return swaps, options and futures to offset valuation losses in the equity portfolio during periods of declining equity market values. Foreign currency swaps and forwards are primarily used by the Company to reduce the foreign currency risk associated with holding foreign currency denominated investments.
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
When derivatives meet specific criteria, they may be designated as accounting hedges and accounted for as fair value, cash flow, foreign currency fair value or foreign currency cash flow hedges. The Company designates certain investment risk transfer reinsurance agreements as fair value hedges when the hedging instrument is highly effective in offsetting the risk of changes in the fair value of the hedged item. The fair value of hedged liability is reported in contractholder funds in the Condensed Consolidated Statements of Financial Position. The impact from results of the fair value hedge is reported in interest credited to contractholder funds in the Condensed Consolidated Statements of Operations and Comprehensive Income.
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
The Company had one derivative used in fair value hedging relationships for the three months ended March 31, 2019 and 2018. The Company had no derivatives used in cash flow hedging relationships for the three months ended March 31, 2019 and had one foreign currency contract designated as a cash flow hedge during the three months ended March 31, 2018. Gains deferred in AOCI on foreign currency derivatives during the term of the cash flow hedge were zero and $2 million as of March 31, 2019 and 2018, respectively.

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of March 31, 2019.

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as fair value accounting hedging instruments
Other	Other assets	$3	n/a	$—	$—	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	4	n/a	—	—	—
Equity and index contracts
Options	Other investments	—	3,162	69	69	—
Futures	Other assets	—	29	—	—	—
Total return index contracts
Total return swap agreements - fixed income	Other investments	3	n/a	—	—	—
Total return swap agreements - equity	Other investments	12	n/a	—	—	—
Foreign currency contracts
Foreign currency forwards	Other investments	211	n/a	7	8	(1)
Credit default contracts
Credit default swaps – buying protection	Other investments	30	n/a	—	2	(2)
Credit default swaps – selling protection	Other investments	4	—	—	—	—
Total asset derivatives		$267	3,191	$76	$79	$(3)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other liabilities & accrued expenses	$32	n/a	$1	$1	$—
Futures	Other liabilities & accrued expenses	—	80	—	—	—
Equity and index contracts
Options	Other liabilities & accrued expenses	—	3,017	(18)	—	(18)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	179	n/a	(19)	—	(19)
Guaranteed withdrawal benefits	Contractholder funds	221	n/a	(12)	—	(12)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,695	n/a	(216)	—	(216)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	51	—	(1)	—	(1)
Credit default swaps – selling protection	Other liabilities & accrued expenses	1	n/a	—	—	—
Total liability derivatives		2,179	3,097	(265)	$1	$(266)
Total derivatives		$2,446	6,288	$(189)
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

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	$6	n/a	$—	$—	$—
Futures	Other assets	—	330	—	—	—
Equity and index contracts
Options	Other investments	—	3,440	21	21	—
Futures	Other assets	—	26	—	—	—
Total return index contracts
Total return swap agreements - fixed income	Other investments	7	n/a	—	—	—
Total return swap agreements - equity index	Other investments	10	n/a	(1)	—	(1)
Foreign currency contracts
Foreign currency forwards	Other investments	240	n/a	8	8	—
Credit default contracts
Credit default swaps – buying protection	Other investments	27	n/a	—	1	(1)
Other contracts
Other	Other assets	2	n/a	—	—	—
Total asset derivatives		$292	3,796	$28	$30	$(2)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other liabilities & accrued expenses	$31	n/a	$1	$1	$—
Equity and index contracts
Options	Other liabilities & accrued expenses	—	3,266	(5)	—	(5)
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	169	n/a	(25)	—	(25)
Guaranteed withdrawal benefits	Contractholder funds	210	n/a	(14)	—	(14)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,696	n/a	(184)	—	(184)
Credit default contracts
Credit default swaps – selling protection	Other liabilities & accrued expenses	1	n/a	—	—	—
Total liability derivatives		2,107	3,266	(227)	$1	$(228)
Total derivatives		$2,399	7,062	$(199)
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

($ in millions)		Offsets
	Gross amount	Counter- party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
March 31, 2019
Asset derivatives	$11	$(4)	$(5)	$2	$—	$2
Liability derivatives	(3)	4	(1)	—	—	—

December 31, 2018
Asset derivatives	$10	$(3)	$(5)	$2	$—	$2
Liability derivatives	(2)	3	(1)	—	—	—

The following tables present gains and losses from valuation and settlements reported on derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations and Comprehensive Income.

($ in millions)	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Three months ended March 31, 2019
Equity and index contracts	$2	$—	$29	$31
Embedded derivative financial instruments	—	8	(32)	(24)
Foreign currency contracts	1	—	—	1
Total return swaps - equity	1	—	—	1
Total	$4	$8	$(3)	$9

Three months ended March 31, 2018
Equity and index contracts	$—	$—	$(4)	$(4)
Embedded derivative financial instruments	—	4	20	24
Foreign currency contracts	(3)	—	—	(3)
Total	$(3)	$4	$16	$17

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate. The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of March 31, 2019, counterparties pledged $7 million in collateral to the Company, and the Company pledged $1 million in collateral to counterparties. The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.
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
The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to the Company’s OTC derivatives.

($ in millions)	March 31, 2019				December 31, 2018
Rating (1)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	4	$268	$8	$1	3	$283	$9	$1
A	1	28	—	1	1	23	—	—
Total	5	$296	$8	$2	4	$306	$9	$1
__________

(1)	Allstate uses the lower of S&P’s or Moody’s long-term debt issuer ratings.

(2)	Only OTC derivatives with a net positive fair value are included for each counterparty.
For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts. As of March 31, 2019, the Company pledged $8 million in the form of margin deposits.
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

($ in millions)	As of March 31, 2019	As of December 31, 2018
Gross liability fair value of contracts containing credit-risk-contingent features	$3	$2
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(3)	(2)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	—	—
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$—	$—

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
The following table shows the CDS notional amounts by credit rating and fair value of protection sold.

($ in millions)	Notional amount
	AA	A	BBB	BB and lower	Total	Fair value
March 31, 2019
Single name
Corporate debt	$—	$—	$—	$5	$5	$—
Total	$—	$—	$—	$5	$5	$—

December 31, 2018
Single name
Corporate debt	$—	$—	$—	$1	$1	$—
Total	$—	$—	$—	$1	$1	$—

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

6. Reinsurance
The effects of reinsurance on premiums and contract charges are as follows:

($ in millions)	Three months ended March 31,
	2019	2018
Direct	$183	$185
Assumed
Affiliate	58	60
Non-affiliate	177	189
Ceded
Affiliate	(12)	(13)
Non-affiliate	(59)	(68)
Premiums and contract charges, net of reinsurance	$347	$353

The effects of reinsurance on contract benefits are as follows:

($ in millions)	Three months ended March 31,
	2019	2018
Direct	$250	$257
Assumed
Affiliate	32	34
Non-affiliate	116	134
Ceded
Affiliate	(9)	(12)
Non-affiliate	(26)	(43)
Contract benefits, net of reinsurance	$363	$370

The effects of reinsurance on interest credited to contractholder funds are as follows:

($ in millions)	Three months ended March 31,
	2019	2018
Direct	$113	$130
Assumed
Affiliate	2	2
Non-affiliate	41	25
Ceded
Affiliate	(5)	(5)
Non-affiliate	(3)	(4)
Interest credited to contractholder funds, net of reinsurance	$148	$148

Reinsurance Recoverables As of March 31, 2019, the Company had $2.56 billion of reinsurance recoverables. Of the $2.56 billion, the Company had $63 million of reinsurance recoverables, net of an allowance for estimated uncollectible amounts, related to a third party reinsurer Scottish Re (U.S.), Inc. On December 14, 2018, the Delaware Insurance Commissioner placed Scottish Re (U.S.), Inc. under regulatory supervision.  On March 6, 2019, the Chancery Court of the State of Delaware entered a Rehabilitation and Injunction Order (the “Rehabilitation Order”) in response to a petition filed by the Insurance Commissioner (the “Petition”).  Pursuant to the Petition, it is expected that Scottish Re (U.S.), Inc. will submit a Plan of Rehabilitation within a 120-day period from the date of the Rehabilitation Order and will not make payments relating to the claims or losses of ceding insurers during this period. The Company continues to monitor Scottish Re (U.S.), Inc. for future developments and will reevaluate its allowance for uncollectible amounts as new information becomes available.

7. Guarantees and Contingent Liabilities
Guarantees
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
Related to the disposal through reinsurance of substantially all of the Company’s variable annuity business to Prudential in 2006, the Company and the Corporation have agreed to indemnify Prudential for certain pre-closing contingent liabilities (including extra-contractual liabilities of the Company and liabilities specifically excluded from the transaction) that the Company has agreed to retain. In addition, the Company and the Corporation will each indemnify Prudential for certain post-closing liabilities that may arise from the acts of the Company and its agents, including certain liabilities arising from the Company’s provision of transition services. The reinsurance agreements contain no limitations or indemnifications with regard to insurance risk transfer and transferred all of the future risks and responsibilities for performance on the underlying variable annuity contracts to Prudential, including those related to benefit guarantees. Management does not believe this agreement will have a material effect on results of operations, cash flows or financial position of the Company.
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
The aggregate liability balance related to all guarantees was not material as of March 31, 2019.
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
8. Other Comprehensive Income
The components of other comprehensive income (loss) on a pre-tax and after-tax basis are as follows:

($ in millions)	Three months ended March 31,
	2019			2018
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$430	$(90)	$340	$(224)	$47	$(177)
Less: reclassification adjustment of realized capital gains and losses	(8)	2	(6)	(2)	—	(2)
Unrealized net capital gains and losses	438	(92)	346	(222)	47	(175)
Unrealized foreign currency translation adjustments	(4)	1	(3)	5	(1)	4
Other comprehensive income (loss)	$434	$(91)	$343	$(217)	$46	$(171)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Allstate Life Insurance Company
Northbrook, Illinois 60062

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the “Company”), an affiliate of The Allstate Corporation, as of March 31, 2019, and the related condensed consolidated statements of operations and comprehensive income, shareholder’s equity and cash flows for the three month periods ended March 31, 2019 and 2018, and the related notes (collectively referred to as the “condensed consolidated financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries as of December 31, 2018, and the related consolidated statements of operations and comprehensive income, shareholder’s equity, and cash flows for the year then ended (not presented herein); and in our report dated February 22, 2019, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated statement of financial position as of December 31, 2018 is fairly stated, in all material respects, in relation to the consolidated statement of financial position from which it has been derived.

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

We conducted our reviews in accordance with standards of the PCAOB. A review of the condensed consolidated financial statements consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the PCAOB, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
May 7, 2019

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE MONTH PERIODS ENDED MARCH 31, 2019 AND 2018

OVERVIEW
The following discussion highlights significant factors influencing the consolidated financial position and results of operations of Allstate Life Insurance Company (referred to in this document as “we,” “our,” “us,” the “Company” or “ALIC”). It should be read in conjunction with the condensed consolidated financial statements and notes thereto found under Part I. Item 1. contained herein, and with the discussion, analysis, consolidated financial statements and notes thereto in Part I. Item 1. and Part II. Item 7. and Item 8. of the Allstate Life Insurance Company annual report on Form 10-K for 2018. We operate as a single segment entity based on the manner in which we use financial information to evaluate business performance and to determine the allocation of resources.
HIGHLIGHTS

•	Net income was $164 million in the first quarter of 2019 compared to $90 million in the first quarter of 2018.

•	Premiums and contract charges totaled $347 million in the first quarter of 2019, a decrease of 1.7% from $353 million in the first quarter of 2018.

•
Investments totaled $33.26 billion as of March 31, 2019, an increase of $580 million from $32.68 billion as of December 31, 2018. Net investment income decreased 23.6% to $311 million in the first quarter of 2019 from $407 million in the first quarter of 2018.

•	Net realized capital gains totaled $148 million in the first quarter of 2019 compared to net realized capital losses of $32 million in the first quarter of 2018.

•	Contractholder funds totaled $17.24 billion as of March 31, 2019, reflecting a decrease of $231 million from $17.47 billion as of December 31, 2018.

OPERATIONS
Summary analysis Summarized financial data is presented in the following table.

($ in millions)	Three months ended March 31,
	2019	2018
Revenues
Premiums	$171	$177
Contract charges	176	176
Other revenue	10	8
Net investment income	311	407
Realized capital gains and losses	148	(32)
Total revenues	816	736

Costs and expenses
Contract benefits	(363)	(370)
Interest credited to contractholder funds	(148)	(148)
Amortization of DAC	(32)	(39)
Operating costs and expenses	(69)	(68)
Interest expense	(1)	(1)
Total costs and expenses	(613)	(626)

Gain on disposition of operations	1	1
Income tax expense	(40)	(21)
Net income	$164	$90
Net income was $164 million in the first quarter of 2019 compared to $90 million in the first quarter of 2018. The increase was primarily due to net realized capital gains in the first quarter of 2019 compared to net realized capital losses in the first quarter of 2018, partially offset by lower net investment income.
Analysis of revenues Total revenues increased 10.9% or $80 million in the first quarter of 2019 compared to the first quarter of 2018, primarily due to net realized capital gains in the first quarter of 2019 compared to net realized capital losses in the first quarter of 2018, partially offset by lower net investment income.
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
The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended March 31,
	2019	2018
Underwritten products
Traditional life insurance premiums	$141	$147
Accident and health insurance premiums	30	30
Interest-sensitive life insurance contract charges	173	173
Subtotal	344	350

Annuities
Fixed annuity contract charges	3	3
Premiums and contract charges (1)	$347	$353
____________

(1)	Contract charges related to the cost of insurance totaled $129 million and $125 million in the first quarter of 2019 and 2018, respectively.
Premiums and contract charges decreased 1.7% or $6 million in the first quarter of 2019 compared to the first quarter of 2018, primarily due to lower premiums on traditional life insurance, partially offset by lower ceded premiums.

Analysis of costs and expenses Total costs and expenses decreased 2.1% or $13 million in the first quarter of 2019 compared to the first quarter of 2018, primarily due to lower contract benefits and amortization of DAC.
Contract benefits decreased 1.9% or $7 million in the first quarter of 2019 compared to the first quarter of 2018, primarily due to immediate annuity mortality experience that was favorable in comparison to the prior year and lower claim experience on traditional life insurance, partially offset by higher claim experience on interest-sensitive life and accident and health insurance and the establishment of an allowance for uncollectible reinsurance related to Scottish Re (U.S.), Inc.
We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”). This implied interest totaled $121 million and $123 million in the first quarter of 2019 and 2018, respectively.
The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended March 31,
	2019	2018
Life insurance	$61	$63
Accident and health insurance	12	17
Annuities	(15)	(25)
Total benefit spread	$58	$55
Benefit spread increased 5.5% or $3 million in the first quarter of 2019 compared to the first quarter of 2018, primarily due to immediate annuity mortality experience that was favorable in comparison to the prior year, partially offset by higher claim experience on interest-sensitive life and accident and health insurance and the establishment of an allowance for uncollectible reinsurance related to Scottish Re (U.S.), Inc.
Interest credited to contractholder funds in the first quarter of 2019 was comparable to the first quarter of 2018. Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged increased interest credited to contractholder funds by $3 million in the first quarter of 2019 compared to a decrease of $5 million in the first quarter of 2018.
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
The investment spread is shown in the following table.

($ in millions)	Three months ended March 31,
	2019	2018
Investment spread before valuation changes on embedded derivatives not hedged	$45	$131
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	(3)	5
Total investment spread	$42	$136
Investment spread before valuation changes on embedded derivatives not hedged decreased 65.6% or $86 million in the first quarter of 2019 compared to the first quarter of 2018, primarily due to lower investment income, mainly from limited partnership interests.

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

	Three months ended March 31,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2019	2018	2019	2018	2019	2018
Interest-sensitive life insurance	4.9%	5.1%	3.7%	3.7%	1.2%	1.4%
Deferred fixed annuities	4.2	4.0	2.7	2.8	1.5	1.2
Immediate fixed annuities with and without life contingencies	3.6	6.9	5.9	6.0	(2.3)	0.9
Investments supporting capital, traditional life and other products	3.7	3.5	n/a	n/a	n/a	n/a
Amortization of DAC The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended March 31,
	2019	2018
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives not hedged and changes in assumptions	$30	$37
Amortization relating to realized capital gains and losses (1) and valuation changes on embedded derivatives not hedged	2	2
Amortization acceleration (deceleration) for changes in assumptions (“DAC unlocking”)	—	—
Total amortization of DAC	$32	$39
_____________

(1)
The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

Amortization of DAC decreased 17.9% or $7 million in the first quarter of 2019 compared to the first quarter of 2018, primarily due to lower gross profits on interest-sensitive life insurance.
Operating costs and expenses increased 1.5% or $1 million in the first quarter of 2019 compared to the first quarter of 2018, primarily due to a loss contingency expense related to reinsurance, partially offset by lower employee-related costs.
Analysis of reserves and contractholder funds
The following table summarizes our product liabilities.

($ in millions)	March 31, 2019	December 31, 2018
Traditional life insurance	$2,534	$2,517
Accident and health insurance	202	203
Immediate fixed annuities with life contingencies
Sub-standard structured settlements and group pension terminations (1)	4,987	4,990
Standard structured settlements and SPIA (2)	3,396	3,420
Other	109	109
Reserve for life-contingent contract benefits	$11,228	$11,239

Interest-sensitive life insurance	$7,379	$7,369
Deferred fixed annuities	6,930	7,123
Immediate fixed annuities without life contingencies	2,475	2,522
Other	455	456
Contractholder funds	$17,239	$17,470
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
The following table shows the changes in contractholder funds.

($ in millions)	Three months ended March 31,
	2019	2018
Contractholder funds, beginning balance	$17,470	$18,592

Deposits
Interest-sensitive life insurance	203	213
Fixed annuities	5	4
Total deposits	208	217

Interest credited	147	147

Benefits, withdrawals and other adjustments
Benefits	(199)	(214)
Surrenders and partial withdrawals	(245)	(262)
Contract charges	(160)	(162)
Net transfers from separate accounts	1	2
Other adjustments (1)	17	(36)
Total benefits, withdrawals and other adjustments	(586)	(672)

Contractholder funds, ending balance	$17,239	$18,284
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

Contractholder funds decreased 1.3% in the first quarter of 2019, primarily due to the continued runoff of our deferred fixed annuity business. We discontinued the sale of annuities, but still accept additional deposits on existing contracts.
Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 6.5% to $245 million in the first quarter of 2019 from $262 million in the first quarter of 2018. The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 7.1% in both the first three months of 2019 and 2018.
INVESTMENTS
Portfolio composition The composition of the investment portfolio as of March 31, 2019 is presented in the following table.

($ in millions)		Percent to total
Fixed income securities (1)	$21,541	64.7%
Mortgage loans	4,034	12.1%
Equity securities (2)	1,284	3.9%
Limited partnership interests	3,219	9.7%
Short-term investments (3)	1,284	3.9%
Policy loans	553	1.7%
Other	1,348	4.0%
Total	$33,263	100.0%
__________

(1)	Fixed income securities are carried at fair value. Amortized cost basis for these securities was $20.66 billion.

(2)
Equity securities are carried at fair value. The fair value of equity securities held as of March 31, 2019 was $256 million in excess of cost. These net gains were primarily concentrated in the consumer goods and technology sectors and in domestic equity index funds.

(3)	Short-term investments are carried at fair value.
Investments totaled $33.26 billion as of March 31, 2019, increasing from $32.68 billion as of December 31, 2018, primarily due to higher fixed income and equity valuations and positive operating cash flows, partially offset by net reductions in contractholder funds.

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
The following table presents the investment portfolio by strategy as of March 31, 2019.

($ in millions)	Market-based core	Market-based active	Performance-based	Total
Fixed income securities	$20,431	$1,101	$9	$21,541
Mortgage loans	4,034	—	—	4,034
Equity securities	1,143	68	73	1,284
Limited partnership interests	131	—	3,088	3,219
Short-term investments	1,158	126	—	1,284
Policy loans	553	—	—	553
Other	1,095	2	251	1,348
Total	$28,545	$1,297	$3,421	$33,263
% of total	85.8%	3.9%	10.3%	100.0%

Unrealized net capital gains and losses
Fixed income securities	$861	$16	$—	$877
Total	$861	$16	$—	$877
Fixed income securities by type are listed in the following table.

	Fair value as of
($ in millions)	March 31, 2019	December 31, 2018
U.S. government and agencies	$538	$773
Municipal	2,160	2,195
Corporate	18,016	17,573
Foreign government	178	179
Asset-backed securities (“ABS”)	410	429
Residential mortgage-backed securities (“RMBS”)	188	197
Commercial mortgage-backed securities (“CMBS”)	37	40
Redeemable preferred stock	14	14
Total fixed income securities	$21,541	$21,400
Fixed income securities are rated by third party credit rating agencies and/or are internally rated. As of March 31, 2019, 87.5% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P Global Ratings (“S&P”), a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Credit ratings below these designations are considered low credit quality or below investment grade, which includes high yield bonds. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third party rating. Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.

The following table summarizes the fair value and unrealized net capital gains (losses) for fixed income securities by credit quality as of March 31, 2019.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Percent rated investment grade
U.S. government and agencies	$538	$34	$—	$—	$538	$34	100.0%
Municipal	2,121	231	39	2	2,160	233	98.2%
Corporate
Public	10,923	380	1,414	13	12,337	393	88.5%
Privately placed	4,652	152	1,027	6	5,679	158	81.9%
Total Corporate	15,575	532	2,441	19	18,016	551	86.5%
Foreign government	170	8	8	—	178	8	95.5%
ABS
Collateralized debt obligations (“CDO”)	21	(2)	8	—	29	(2)	72.4%
Consumer and other asset-backed securities (“Consumer and other ABS”) (1)	373	2	8	—	381	2	97.9%
Total ABS	394	—	16	—	410	—	96.1%
RMBS
U.S. government sponsored entities (“U.S. Agency”)	23	1	—	—	23	1	100.0%
Non-agency	17	1	148	42	165	43	10.3%
Total RMBS	40	2	148	42	188	44	21.3%
CMBS	2	—	35	6	37	6	5.4%
Redeemable preferred stock	14	1	—	—	14	1	100.0%
Total fixed income securities	$18,854	$808	$2,687	$69	$21,541	$877	87.5%
__________

(1)
Total Consumer and other ABS consists of $117 million of consumer auto, $147 million of credit card and $117 million of other ABS with unrealized net capital gains of $1 million, zero and $1 million, respectively.

Municipal bonds include general obligations of state and local issuers and revenue bonds (including pre-refunded bonds, which are bonds for which an irrevocable trust has been established to fund the remaining payments of principal and interest).
Corporate bonds include publicly traded and privately placed securities. Privately placed securities primarily consist of corporate issued senior debt securities that are directly negotiated with the borrower or are in unregistered form.
ABS includes CDO and Consumer and other ABS. Credit risk is managed by monitoring the performance of the underlying collateral. Many of the securities in the ABS portfolio have credit enhancement with features such as overcollateralization, subordinated structures, reserve funds, guarantees and/or insurance.
CDO consist of obligations collateralized by cash flow CDO, which are structures collateralized primarily by below investment grade senior secured corporate loans.
RMBS is subject to interest rate risk, but unlike other fixed income securities, is additionally subject to prepayment risk from the underlying residential mortgage loans. RMBS consists of a U.S. Agency portfolio having collateral issued or guaranteed by U.S. government agencies and a non-agency portfolio consisting of securities collateralized by Prime, Alt-A and Subprime loans.
CMBS investments are primarily traditional conduit transactions collateralized by commercial mortgage loans, broadly diversified across property types and geographical area.
Mortgage loans totaled $4.03 billion as of March 31, 2019 and primarily comprise loans secured by first mortgages on developed commercial real estate. Key considerations used to manage our exposure include property type and geographic diversification. For further detail on our mortgage loan portfolio, see Note 3 of the condensed consolidated financial statements.
Equity securities primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments. Certain exchange traded and mutual funds have fixed income securities as their underlying investments. The equity securities portfolio was $1.28 billion as of March 31, 2019.

Limited partnership interests include interests in private equity funds, real estate funds and other funds. The following table presents carrying value and other information about our limited partnership interests as of March 31, 2019.

($ in millions)	Limited partnership interests (1)	Number of managers	Number of individual investments	Largest exposure to single investment
Private equity	$2,737	144	280	$149
Real estate	351	25	48	31
Other	131	4	4	61
Total	$3,219	173	332
______________________________

(1)	We have commitments to invest in additional limited partnership interests totaling $1.12 billion.
Unrealized net capital gains totaled $877 million as of March 31, 2019 compared to $343 million as of December 31, 2018.
The following table presents unrealized net capital gains (losses).

($ in millions)	March 31, 2019	December 31, 2018
U.S. government and agencies	$34	$33
Municipal	233	198
Corporate	551	52
Foreign government	8	9
ABS	—	—
RMBS	44	43
CMBS	6	7
Redeemable preferred stock	1	1
Fixed income securities	877	343
Unrealized net capital gains and losses, pre-tax	$877	$343
The unrealized net capital gain for the fixed income portfolio totaled $877 million, comprised of $1.01 billion of gross unrealized gains and $129 million of gross unrealized losses as of March 31, 2019. This compares to an unrealized net capital gain for the fixed income portfolio totaling $343 million, comprised of $732 million of gross unrealized gains and $389 million of gross unrealized losses as of December 31, 2018. Fixed income valuations increased primarily due to a decrease in risk-free interest rates and tighter credit spreads.

Gross unrealized gains (losses) on fixed income securities by type and sector as of March 31, 2019 are provided in the following table.

($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
Corporate:
Consumer goods (cyclical and non-cyclical)	$4,828	$127	$(38)	$4,917
Utilities	3,222	241	(25)	3,438
Capital goods	2,342	59	(17)	2,384
Banking	844	17	(15)	846
Communications	1,182	33	(6)	1,209
Financial services	1,021	33	(6)	1,048
Technology	994	21	(4)	1,011
Transportation	895	49	(4)	940
Basic industry	851	32	(4)	879
Energy	1,184	58	(3)	1,239
Other	102	3	—	105
Total corporate fixed income portfolio	17,465	673	(122)	18,016
U.S. government and agencies	504	34	—	538
Municipal	1,927	236	(3)	2,160
Foreign government	170	8	—	178
ABS	410	3	(3)	410
RMBS	144	44	—	188
CMBS	31	7	(1)	37
Redeemable preferred stock	13	1	—	14
Total fixed income securities	$20,664	$1,006	$(129)	$21,541
The consumer goods, utilities and capital goods sectors comprise 27.3%, 19.1% and 13.2%, respectively, of the carrying value of our corporate fixed income securities portfolio as of March 31, 2019. The consumer goods, utilities and capital goods sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of March 31, 2019. In general, the gross unrealized losses are related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase. Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.

Net investment income The following table presents net investment income.

($ in millions)	Three months ended March 31,
	2019	2018
Fixed income securities	$245	$251
Mortgage loans	46	44
Equity securities	6	7
Limited partnership interests	3	96
Short-term investments	8	4
Policy loans	8	7
Other	22	22
Investment income, before expense	338	431
Investment expense (1)(2)	(27)	(24)
Net investment income	$311	$407

Market-based core	$318	$321
Market-based active	11	9
Performance-based	9	101
Investment income, before expense	$338	$431
______________________________

(1)
Investment expense includes $6 million and $5 million of investee level expenses in the first quarter of 2019 and 2018, respectively. Investee level expenses include depreciation and asset level operating expenses on directly held real estate and other consolidated investments.

(2)
Investment expense includes $3 million and $2 million related to the portion of reinvestment income on securities lending collateral paid to the counterparties in the first quarter of 2019 and 2018, respectively.

Net investment income decreased 23.6% or $96 million in the first three months of 2019 compared to the first quarter of 2018 due to lower performance-based investment results, mainly from limited partnerships, and lower average investment balances.
Performance-based investments primarily include private equity and real estate. The following table presents investment income for performance-based investments.

($ in millions)	Three months ended March 31,
	2019	2018
Limited partnerships
Private equity	$(2)	$88
Real estate	5	8
Performance-based - limited partnerships	3	96

Non-limited partnerships
Private equity	—	—
Real estate	6	5
Performance-based - non-limited partnerships	6	5

Total
Private equity	(2)	88
Real estate	11	13
Total performance-based	$9	$101

Investee level expenses (1)	$(6)	$(5)
______________________________

(1)	Investee level expenses include depreciation and asset level operating expenses reported in investment expense.
Performance-based investment income decreased 91.1% or $92 million in the first quarter of 2019 compared to the first quarter of 2018. The decrease reflects lower asset appreciation related to private equity investments.
Performance-based investment results and income can vary significantly between periods and are influenced by economic conditions, equity market performance, comparable public company earnings multiples, capitalization rates, operating performance of the underlying investments and the timing of asset sales.

Realized capital gains and losses The following table presents the components of realized capital gains (losses) and the related tax effect.

($ in millions)	Three months ended March 31,
	2019	2018
Impairment write-downs
Fixed income securities	$—	$(1)
Limited partnership interests	(1)	—
Other investments	(6)	—
Total impairment write-downs	(7)	(1)
Net OTTI losses recognized in earnings	(7)	(1)
Sales	(6)	(5)
Valuation of equity investments	157	(23)
Valuation and settlements of derivative instruments	4	(3)
Realized capital gains and losses, pre-tax	148	(32)
Income tax (expense) benefit	(31)	7
Realized capital gains and losses, after-tax	$117	$(25)

Market-based core	$126	$(22)
Market-based active	8	(6)
Performance-based	14	(4)
Realized capital gains and losses, pre-tax	$148	$(32)

Net realized capital gains in the first quarter of 2019 related primarily to increased valuation of equity investments, partially offset by impairment write-downs and losses on sales of fixed income securities.
Sales resulted in $6 million of net realized capital losses in the three months ended March 31, 2019. Sales related primarily to fixed income securities in connection with ongoing portfolio management.
Valuation of equity investments resulted in gains of $157 million for the three months ended March 31, 2019, which included $146 million of appreciation in the valuation of equity securities and $11 million of appreciation primarily for certain limited partnerships where the underlying assets are predominately public equity securities.
Valuation and settlements of derivative instruments generated net realized capital gains of $4 million for the three months ended March 31, 2019, primarily comprised of gains on equity options and total return swaps used for asset replication due to an increase in equity indices and gains on foreign currency contracts due to the strengthening of the U.S. Dollar.
The following table presents realized capital gains (losses) for performance-based investments.

($ in millions)	Three months ended March 31,
	2019	2018
Impairment write-downs	$(1)	$—
Net OTTI losses recognized in earnings	(1)	—
Valuation of equity investments	13	—
Valuation and settlements of derivative instruments	2	(4)
Total performance-based	$14	$(4)
Net realized capital gains on performance-based investments were $14 million in the first quarter of 2019 and primarily related to appreciation in the valuation of equity securities.

CAPITAL RESOURCES AND LIQUIDITY
Capital resources consist of shareholder’s equity and notes due to related parties, representing funds deployed or available to be deployed to support business operations. The following table summarizes our capital resources.

($ in millions)	March 31, 2019	December 31, 2018
Common stock, retained income and additional capital paid-in	$6,603	$6,439
Accumulated other comprehensive income	596	253
Total shareholder’s equity	7,199	6,692
Notes due to related parties	140	140
Total capital resources	$7,339	$6,832
Shareholder’s equity increased in the first three months of 2019, primarily due to increased unrealized capital gains on investments and net income.
Financial ratings and strength Our ratings are influenced by many factors including our operating and financial performance, asset quality, overall portfolio mix, asset/liability management, liquidity, financial leverage (i.e. debt), the current level of operating leverage and AIC’s ratings. There have been no changes to the Company’s ratings from A.M. Best, S&P or Moody’s since December 31, 2018.
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
The Company is party to an Amended and Restated Intercompany Liquidity Agreement (“Liquidity Agreement”) with certain of its affiliates, which include, but are not limited to, AIC, Allstate Assurance Company (“AAC”) and the Corporation. The Liquidity Agreement allows for short-term advances of funds to be made between parties for liquidity and other general corporate purposes. The Liquidity Agreement does not establish a commitment to advance funds on the part of any party. The Company and AIC each serve as a lender and borrower, AAC and certain other affiliates serve only as borrowers, and the Corporation serves only as a lender. The Company also has a capital support agreement with AIC. Under the capital support agreement, AIC is committed to providing capital to the Company to maintain an adequate capital level. The maximum amount of potential funding under each of these agreements is $1.00 billion.
In addition to the Liquidity Agreement, the Company also has an intercompany loan agreement with the Corporation. The amount of intercompany loans available to the Company is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. The Corporation may use commercial paper borrowings, bank lines of credit and securities lending to fund intercompany borrowings. There were no borrowings by the Company under these agreements during the first quarter of 2019.
The Company, AIC, and the Corporation have access to a $1.00 billion unsecured revolving credit facility that is available for short-term liquidity requirements. The maturity date of this facility is April 2021. The facility is fully subscribed among 11 lenders with the largest commitment being $115 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing. This facility has a financial covenant requiring that the Corporation not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 16.3% as of March 31, 2019. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Corporation’s senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during the first quarter of 2019.
Allstate parent company capital capacity Parent holding company deployable assets totaled $2.34 billion as of March 31, 2019 comprised of cash and investments that are generally saleable within one quarter. This provides funds for the parent company’s fixed charges and other corporate purposes.
The Company has access to resources to support liquidity through the Corporation as follows. The amount available to the Company is at the discretion of the Corporation.

•
A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs. As of March 31, 2019, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•
A universal shelf registration statement that was filed by the Corporation with the Securities and Exchange Commission that expires in 2021. The Corporation can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 567 million shares of treasury stock as of March 31, 2019), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities the Corporation issues under this registration statement will be provided in the applicable prospectus supplements.
Liquidity exposure Contractholder funds were $17.24 billion as of March 31, 2019. The following table summarizes contractholder funds by their contractual withdrawal provisions as of March 31, 2019.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$2,765	16.0%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	4,462	25.9
Market value adjustments (2)	934	5.4
Subject to discretionary withdrawal without adjustments (3)	9,078	52.7
Total contractholder funds (4)	$17,239	100.0%

____________

(1)	Includes $898 million of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)
$462 million of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 1, 5, 7 or 10 years) during which there is no surrender charge or market value adjustment.

(3)	89% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)	Includes $720 million of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.
Retail life and annuity products may be surrendered by customers for a variety of reasons. Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs. Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications. In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement. The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 7.1% in both the first three months of 2019 and 2018. We strive to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.
Our asset-liability management practices enable us to manage the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance and annuity product obligations.
Cash flows As reflected in our Condensed Consolidated Statements of Cash Flows, higher cash provided by operating activities in the first three months of 2019 compared to the first three months of 2018 was primarily due to decreased payments for contract benefits and an increase in payables.
Lower cash provided by investing activities in the first three months of 2019 compared to the first three months of 2018 was the result of lower fixed income sales and an increase in short-term investments, partially offset by decreased investment purchases.
Lower cash used in financing activities in the first three months of 2019 compared to the first three months of 2018 was primarily due to lower payments for contractholder surrenders and withdrawals on fixed annuities.
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
Insurance Industry Risks (1) the availability of reinsurance at current levels and prices; (2) risk of our reinsurers; (3) changes in underwriting and actual experience; (4) changes in reserve estimates for life-contingent contract benefits payable; (5) changes in estimates of profitability on interest-sensitive life products
Financial Risks (6) conditions in the global economy and capital markets; (7) a downgrade in financial strength ratings; (8) the effect of adverse capital and credit market conditions; (9) the realization of deferred tax assets

Investment Risks (10) market risk and declines in credit quality relating to our investment portfolio; (11) our subjective determination of the amount of realized capital losses recorded for impairments of our investments and the fair value of our fixed income and equity securities; (12) the influence of changes in market interest rates or performance-based investment returns on our spread-based products
Operational Risks (13) failure in cyber or other information security controls, as well as the occurrence of events unanticipated in our disaster recovery systems and business continuity planning; (14) misconduct or fraudulent acts by employees, agents and third parties; (15) the impact of a large scale pandemic, the threat or occurrence of terrorism or military action; (16) loss of key vendor relationships or failure of a vendor to protect confidential, proprietary and personal information; (17) intellectual property infringement, misappropriation and third party claims
Regulatory and Legal Risks (18) regulatory reforms and restrictive regulations; (19) changes in tax laws; (20) our ability to mitigate the capital impact associated with statutory reserving and capital requirements; (21) changes in accounting standards; (22) losses from legal and regulatory actions
Strategic Risks (23) competition in the insurance industry; (24) divestitures of businesses; and (25) reducing our concentration in spread-based business and exiting certain distribution channels
Additional information concerning these and other factors may be found in our filings with the Securities and Exchange Commission, including the “Risk Factors” section in our most recent annual report on Form 10-K. Forward-looking statements are as of the date on which they are made, and we assume no obligation to update or revise any forward-looking statement.

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended March 31, 2019, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

Information required for Part II, Item 1 is incorporated by reference to the discussion under the heading “Regulation and compliance” in Note 7 of the condensed consolidated financial statements in Part I, Item 1 of this Form 10-Q.
Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A in our annual report on Form 10-K for the year ended December 31, 2018.
Item 6.  Exhibits

(a)            Exhibits

The following is a list of exhibits filed as part of this Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated May 7, 2019, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company
(Registrant)

May 7, 2019
	By	/s/ Eric K. Ferren
Eric K. Ferren
Senior Vice President and Controller
(Authorized Signatory and Principal Accounting Officer)