Form 10-Q
period 2019-06-30
ALLSTATE LIFE INSURANCE CO
filed 2019-08-07
CIK 352736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

The registrant meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	☐	No	☒

Securities registered pursuant to Section 12(b) of the Act: None

As of August 7, 2019, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY
INDEX TO QUARTERLY REPORT ON FORM 10-Q
June 30, 2019

PART I	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Month and Six Month Periods Ended June 30, 2019 and 2018 (unaudited)	1

	Condensed Consolidated Statements of Financial Position as of June 30, 2019 and December 31, 2018 (unaudited)	2

	Condensed Consolidated Statements of Shareholder’s Equity for the Three Month and Six Month Periods Ended June 30, 2019 and 2018 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Six Month Periods Ended June 30, 2019 and 2018 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

	Report of Independent Registered Public Accounting Firm	34

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Highlights	35
	Operations	36
	Investments	41
	Capital Resources and Liquidity	47
	Forward-Looking Statements	48

Item 4.	Controls and Procedures	50

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	51

Item 1A.	Risk Factors	51

Item 6.	Exhibits	51

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues
Premiums	$170	$175	$341	$352
Contract charges	170	173	346	349
Other revenue	11	8	21	16
Net investment income	417	419	728	826
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(6)	(2)	(13)	(2)
OTTI losses reclassified from other comprehensive income (“OCI”)	1	—	1	(1)
Net OTTI losses recognized in earnings	(5)	(2)	(12)	(3)
Sales and valuation changes on equity investments and derivatives	51	10	206	(21)
Total realized capital gains and losses	46	8	194	(24)
Total revenues	814	783	1,630	1,519

Costs and expenses
Contract benefits	375	357	738	727
Interest credited to contractholder funds	143	152	291	300
Amortization of deferred policy acquisition costs	33	39	65	78
Operating costs and expenses	66	68	135	136
Restructuring and related charges	—	2	—	2
Interest expense	1	1	2	2
Total costs and expenses	618	619	1,231	1,245

Gain on disposition of operations	2	2	3	3

Income from operations before income tax expense	198	166	402	277

Income tax expense	41	32	81	53

Net income	157	134	321	224

Other comprehensive income (loss), after-tax
Change in unrealized net capital gains and losses	170	(61)	516	(236)
Change in unrealized foreign currency translation adjustments	(2)	5	(5)	9
Other comprehensive income (loss), after-tax	168	(56)	511	(227)

Comprehensive income (loss)	$325	$78	$832	$(3)

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (unaudited)

($ in millions, except par value data)	June 30, 2019	December 31, 2018
Assets
Investments
Fixed income securities, at fair value (amortized cost $20,512 and $21,057)	$21,843	$21,400
Mortgage loans	4,043	3,995
Equity securities, at fair value (cost $1,091 and $1,197)	1,393	1,325
Limited partnership interests	3,275	3,292
Short-term, at fair value (amortized cost $1,217 and $810)	1,217	810
Policy loans	548	561
Other	1,352	1,300
Total investments	33,671	32,683
Cash	80	52
Deferred policy acquisition costs	1,054	1,232
Reinsurance recoverables from non-affiliates	2,070	2,185
Reinsurance recoverables from affiliates	413	420
Accrued investment income	261	253
Other assets	566	534
Separate Accounts	3,029	2,783
Total assets	$41,144	$40,142
Liabilities
Contractholder funds	$17,024	$17,470
Reserve for life-contingent contract benefits	11,351	11,239
Unearned premiums	4	4
Payable to affiliates, net	36	50
Other liabilities and accrued expenses	1,288	1,101
Deferred income taxes	823	663
Notes due to related parties	140	140
Separate Accounts	3,029	2,783
Total liabilities	33,695	33,450
Commitments and Contingent Liabilities (Note 7)
Shareholder’s equity
Redeemable preferred stock - series A, $100 par value, 1,500,000 shares authorized, none issued	—	—
Redeemable preferred stock - series B, $100 par value, 1,500,000 shares authorized, none issued	—	—
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	2,024	2,024
Retained income	4,656	4,410
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	49	45
Other unrealized net capital gains and losses	1,002	225
Unrealized adjustment to DAC, DSI and insurance reserves	(292)	(27)
Total unrealized net capital gains and losses	759	243
Unrealized foreign currency translation adjustments	5	10
Total accumulated other comprehensive income (“AOCI”)	764	253
Total shareholder’s equity	7,449	6,692
Total liabilities and shareholder’s equity	$41,144	$40,142

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (unaudited)

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Common stock	$5	$5	$5	$5

Additional capital paid-in	2,024	2,024	2,024	2,024

Retained income
Balance, beginning of period	4,574	4,385	4,410	3,981
Net income	157	134	321	224
Cumulative effect of change in accounting principle	—	—	—	314
Dividends	(75)	—	(75)	—
Balance, end of period	4,656	4,519	4,656	4,519

Accumulated other comprehensive income
Balance, beginning of period	596	436	253	845
Change in unrealized net capital gains and losses	170	(61)	516	(236)
Change in unrealized foreign currency translation adjustments	(2)	5	(5)	9
Cumulative effect of change in accounting principle	—	—	—	(238)
Balance, end of period	764	380	764	380

Total shareholder’s equity	$7,449	$6,928	$7,449	$6,928

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

($ in millions)	Six months ended June 30,
	2019	2018
Cash flows from operating activities
Net income	$321	$224
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(33)	(30)
Realized capital gains and losses	(194)	24
Gain on disposition of operations	(3)	(3)
Interest credited to contractholder funds	291	300
Changes in:
Policy benefits and other insurance reserves	(342)	(319)
Deferred policy acquisition costs	35	34
Reinsurance recoverables, net	73	24
Income taxes	(15)	(8)
Other operating assets and liabilities	36	(36)
Net cash provided by operating activities	169	210
Cash flows from investing activities
Proceeds from sales
Fixed income securities	2,080	3,087
Equity securities	387	663
Limited partnership interests	195	86
Other investments	47	10
Investment collections
Fixed income securities	630	687
Mortgage loans	231	308
Other investments	44	78
Investment purchases
Fixed income securities	(2,122)	(2,887)
Equity securities	(257)	(757)
Limited partnership interests	(215)	(271)
Mortgage loans	(280)	(269)
Other investments	(74)	(156)
Change in short-term investments, net	(262)	(302)
Change in policy loans and other investments, net	(7)	(25)
Net cash provided by investing activities	397	252
Cash flows from financing activities
Contractholder fund deposits	378	386
Contractholder fund withdrawals	(841)	(960)
Dividends paid	(75)	—
Other	—	28
Net cash used in financing activities	(538)	(546)
Net increase (decrease) in cash	28	(84)
Cash at beginning of period	52	145
Cash at end of period	$80	$61

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
The condensed consolidated financial statements and notes as of June 30, 2019 and for the three and six month periods ended June 30, 2019 and 2018 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated.
Premiums and contract charges
The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Premiums
Traditional life insurance	$140	$145	$281	$292
Accident and health insurance	30	30	60	60
Total premiums	170	175	341	352

Contract charges
Interest-sensitive life insurance	167	170	340	343
Fixed annuities	3	3	6	6
Total contract charges	170	173	346	349
Total premiums and contract charges	$340	$348	$687	$701

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
Pending accounting standards
Measurement of Credit Losses on Financial Instruments
In June 2016, the FASB issued guidance which revises the credit loss recognition criteria for certain financial assets measured at amortized cost and includes reinsurance recoverables. The new guidance replaces the existing incurred loss recognition model with an expected loss recognition model. The objective of the expected credit loss model is for a reporting entity to recognize its estimate of expected credit losses for affected financial assets in a valuation allowance that when deducted from the amortized cost basis of the related financial assets results in a net carrying value at the amount expected to be collected. The reporting entity must consider all relevant information available when estimating expected credit losses, including details about past events, current conditions, and reasonable and supportable forecasts over the life of an asset. Financial assets may be evaluated individually or on a pooled basis when they share similar risk characteristics. The measurement of credit losses for available-for-sale debt securities measured at fair value is not affected except that credit losses recognized are limited to the amount by which fair value is below amortized cost and the carrying value adjustment is recognized through a valuation allowance which may change over time but once recorded cannot subsequently be reduced to an amount below zero. The guidance is effective for reporting periods beginning after December 15, 2019, and for most affected instruments must be adopted using a modified retrospective approach, with a cumulative effect adjustment recorded to beginning retained income. The Company’s implementation activities, which remain in process, include review and validation of models, methodologies, data inputs and assumptions to be used to estimate expected credit losses. The implementation impacts relate primarily to the Company’s mortgage loans, bank loans and reinsurance recoverables and will depend on economic conditions and judgments at the date of adoption as well as the size and composition of the loan portfolios and reinsurance balances. The impact of adoption is not expected to be material to the Company’s results of operations or financial position.
Accounting for Long-Duration Insurance Contracts
In August 2018, the FASB issued guidance revising the accounting for certain long-duration insurance contracts. The new guidance introduces material changes to the measurement of the Company’s reserves for traditional life, life-contingent immediate annuities and certain voluntary accident and health insurance products. Under the new guidance, measurement assumptions, including those for mortality, morbidity and policy terminations, will be required to be reviewed and updated at least annually. The effect of updating measurement assumptions other than the discount rate are required to be measured on a retrospective basis and reported in net income. In addition, cash flows under the new guidance are required to be discounted using an upper-medium grade fixed income instrument yield required to be updated through OCI at each reporting date. Current GAAP requires reserves to utilize assumptions set at policy issuance unless updated current assumptions would result in reserves that are deficient compared to the reserves recorded.
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
The new guidance is to be included in the comparable financial statements issued in reporting periods beginning after December 15, 2020, thereby requiring restatement of prior periods presented. Early adoption is permitted. The new guidance will be applied to affected contracts and DAC on the basis of existing carrying amounts at the earliest period presented or retrospectively using actual historical experience as of contract inception. The new guidance for market risk benefits is required to be adopted retrospectively. In July 2019, the FASB voted to expose a proposal for a thirty-day comment period to delay the effective date of the new guidance for public business entities that are SEC filers to reporting periods beginning after December 15, 2021. If adopted, the proposal would extend the effective date of the new guidance for public business entities that are SEC filers by one year.
The Company is evaluating the anticipated impacts of applying the new guidance to both retained income and AOCI. The requirements of the new guidance represent a material change from existing GAAP, however, the underlying economics of the business and related cash flows are unchanged. The Company is evaluating the specific impacts of adopting the new guidance and anticipates the financial statement impact of adopting the new guidance to be material, largely attributed to the impact of transitioning to a discount rate based on an upper-medium grade fixed income investment yield and updates to mortality assumptions. The Company expects the most significant impacts will occur in the run-off annuity business. The revised accounting for DAC will be applied prospectively using the new model and any DAC effects existing in AOCI as a result of applying existing GAAP at the date of adoption will be reversed.
Dividends
The Company paid cash dividends of $75 million to AIC in the second quarter of 2019.

2. Supplemental Cash Flow Information
Non-cash investing activities include $62 million and $13 million related to mergers and exchanges completed with equity securities, fixed income securities and limited partnerships, and modifications of certain mortgage loans and other investments for the six months ended June 30, 2019 and 2018, respectively.
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

($ in millions)	Six months ended June 30,
	2019	2018
Net change in proceeds managed
Net change in fixed income securities	$28	$68
Net change in short-term investments	(142)	(37)
Operating cash flow (used) provided	$(114)	$31

Net change in liabilities
Liabilities for collateral, beginning of period	$(524)	$(542)
Liabilities for collateral, end of period	(638)	(511)
Operating cash flow provided (used)	$114	$(31)

3. Investments
Fair values
The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
June 30, 2019
U.S. government and agencies	$558	$39	$—	$597
Municipal	1,757	275	(3)	2,029
Corporate	17,520	1,001	(46)	18,475
Foreign government	155	9	—	164
Asset-backed securities (“ABS”)	347	7	(3)	351
Residential mortgage-backed securities (“RMBS”)	133	47	—	180
Commercial mortgage-backed securities (“CMBS”)	29	7	(3)	33
Redeemable preferred stock	13	1	—	14
Total fixed income securities	$20,512	$1,386	$(55)	$21,843

December 31, 2018
U.S. government and agencies	$740	$33	$—	$773
Municipal	1,997	202	(4)	2,195
Corporate	17,521	433	(381)	17,573
Foreign government	170	9	—	179
ABS	429	3	(3)	429
RMBS	154	44	(1)	197
CMBS	33	7	—	40
Redeemable preferred stock	13	1	—	14
Total fixed income securities	$21,057	$732	$(389)	$21,400

Scheduled maturities
The scheduled maturities for fixed income securities are as follows:

($ in millions)	As of June 30, 2019
	Amortized cost	Fair value
Due in one year or less	$1,251	$1,267
Due after one year through five years	7,969	8,265
Due after five years through ten years	7,113	7,499
Due after ten years	3,670	4,248
	20,003	21,279
ABS, RMBS and CMBS	509	564
Total	$20,512	$21,843

Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.
Net investment income
Net investment income is as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Fixed income securities	$241	$247	$486	$498
Mortgage loans	46	53	92	97
Equity securities	14	16	20	23
Limited partnership interests	102	92	105	188
Short-term investments	8	5	16	9
Policy loans	8	8	16	15
Other	24	23	46	45
Investment income, before expense	443	444	781	875
Investment expense	(26)	(25)	(53)	(49)
Net investment income	$417	$419	$728	$826

Realized capital gains and losses
Realized capital gains (losses) by asset type are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Fixed income securities	$4	$(12)	$(2)	$(18)
Mortgage loans	—	2	—	2
Equity securities	39	20	185	(6)
Limited partnership interests	—	(11)	10	(8)
Derivatives	4	10	8	7
Other	(1)	(1)	(7)	(1)
Realized capital gains (losses)	$46	$8	$194	$(24)

Realized capital gains (losses) by transaction type are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Impairment write-downs	$(5)	$(2)	$(12)	$(3)
Sales	6	(7)	—	(12)
Valuation of equity investments (1)	41	10	198	(13)
Valuation and settlements of derivative instruments	4	7	8	4
Realized capital gains (losses)	$46	$8	$194	$(24)
_______________

(1)	Includes valuation of equity securities and certain limited partnership interests where the underlying assets are predominately public equity securities.
Sales of fixed income securities resulted in gross gains of $13 million and $13 million and gross losses of $6 million and $24 million during the three months ended June 30, 2019 and 2018, respectively. Sales of fixed income securities resulted in gross gains of $26 million and $20 million and gross losses of $25 million and $36 million during the six months ended June 30, 2019 and 2018, respectively.
The following table presents the net pre-tax appreciation (decline) during 2019 and 2018 of equity securities and limited partnership interests carried at fair value still held as of June 30, 2019 and June 30, 2018 recognized in net income.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Equity securities	$46	$20	$163	$14
Limited partnership interests carried at fair value	38	11	19	49
Total	$84	$31	$182	$63

OTTI losses by asset type are as follows:

	Three months ended			Three months ended
($ in millions)	June 30, 2019			June 30, 2018
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Corporate	$(1)	$(1)	$(2)	$—	$—	$—
ABS	(1)	—	(1)	—	—	—
RMBS	—	—	—	(1)	—	(1)
CMBS	(2)	2	—	—	—	—
Total fixed income securities	(4)	1	(3)	(1)	—	(1)
Limited partnership interests	(1)	—	(1)	—	—	—
Other	(1)	—	(1)	(1)	—	(1)
OTTI losses	$(6)	$1	$(5)	$(2)	$—	$(2)

	Six months ended			Six months ended
	June 30, 2019			June 30, 2018
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Corporate	$(1)	$(1)	$(2)	$—	$—	$—
ABS	(1)	—	(1)	—	—	—
RMBS	—	—	—	(1)	—	(1)
CMBS	(2)	2	—	—	(1)	(1)
Total fixed income securities	(4)	1	(3)	(1)	(1)	(2)
Limited partnership interests	(2)	—	(2)	—	—	—
Other	(7)	—	(7)	(1)	—	(1)
OTTI losses	$(13)	$1	$(12)	$(2)	$(1)	$(3)

The total amount of OTTI losses included in AOCI at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table. The amounts exclude $103 million and $101 million as of June 30, 2019 and December 31, 2018, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	June 30, 2019	December 31, 2018
Municipal	$(4)	$(4)
Corporate	—	(1)
ABS	(5)	(5)
RMBS	(29)	(32)
CMBS	(4)	(2)
Total	$(42)	$(44)

Rollforwards of the cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Beginning balance	$(121)	$(128)	$(123)	$(138)
Additional credit loss for securities previously other-than-temporarily impaired	(3)	(1)	(3)	(2)
Reduction in credit loss for securities disposed or collected	2	5	4	16
Ending balance	$(122)	$(124)	$(122)	$(124)

The Company uses its best estimate of future cash flows expected to be collected from the fixed income security, discounted at the security’s original or current effective rate, as appropriate, to calculate a recovery value and determine whether a credit loss exists. The determination of cash flow estimates is inherently subjective and methodologies may vary depending on facts and circumstances specific to the security. All reasonably available information relevant to the collectability of the security, including past events, current conditions, and reasonable and supportable assumptions and forecasts, are considered when developing the estimate of cash flows expected to be collected. That information generally includes, but is not limited to, the remaining payment terms of the security, prepayment speeds, foreign exchange rates, the financial condition and future earnings potential of the issue or issuer, expected defaults, expected recoveries, the value of underlying collateral, vintage, geographic concentration of underlying collateral, available reserves or escrows, current subordination levels, third-party guarantees and other credit enhancements. Other information, such as industry analyst reports and forecasts, sector credit ratings, financial condition of the bond insurer for insured fixed income securities, and other market data relevant to the realizability of contractual cash flows, may also be considered. The estimated fair value of collateral will be used to estimate recovery value if the Company determines that the security is dependent on the liquidation of collateral for ultimate settlement. If the estimated recovery value is less than the amortized cost of the security, a credit loss exists and an OTTI for the difference between the estimated recovery value and amortized cost is recorded in earnings. The portion of the unrealized loss related to factors other than credit remains classified in AOCI. If the Company determines that the fixed income security does not have sufficient cash flow or other information to estimate a recovery value for the security, the Company may conclude that the entire decline in fair value is deemed to be credit related and the loss is recorded in earnings.

Unrealized net capital gains and losses
Unrealized net capital gains and losses included in AOCI are as follows:

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
June 30, 2019		Gains	Losses
Fixed income securities	$21,843	$1,386	$(55)	$1,331
Short-term investments	1,217	—	—	—
Equity method of accounting (“EMA”) limited partnerships (1)				(1)
Unrealized net capital gains and losses, pre-tax				1,330
Amounts recognized for:
Insurance reserves (2)				(178)
DAC and DSI (3)				(191)
Amounts recognized				(369)
Deferred income taxes				(202)
Unrealized net capital gains and losses, after-tax				$759
_______________

(1)
Unrealized net capital gains and losses for limited partnership interests represent the Company’s share of EMA limited partnerships’ OCI. Fair value and gross unrealized gains and losses are not applicable.

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

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
December 31, 2018		Gains	Losses
Fixed income securities	$21,400	$732	$(389)	$343
Short-term investments	810	—	—	—
EMA limited partnerships				—
Unrealized net capital gains and losses, pre-tax				343
Amounts recognized for:
Insurance reserves				—
DAC and DSI				(35)
Amounts recognized				(35)
Deferred income taxes				(65)
Unrealized net capital gains and losses, after-tax				$243

Change in unrealized net capital gains and losses
The change in unrealized net capital gains and losses for the six months ended June 30, 2019 is as follows:

($ in millions)
Fixed income securities	$988
EMA limited partnerships	(1)
Total	987
Amounts recognized for:
Insurance reserves	(178)
DAC and DSI	(156)
Amounts recognized	(334)
Deferred income taxes	(137)
Increase in unrealized net capital gains and losses, after-tax	$516

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

($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses

June 30, 2019
Fixed income securities
U.S. government and agencies	—	$—	$—	—	$—	$—	$—
Municipal	—	—	—	1	13	(3)	(3)
Corporate	101	329	(7)	175	1,278	(39)	(46)
ABS	7	28	(1)	4	8	(2)	(3)
RMBS	31	5	—	31	4	—	—
CMBS	2	8	(3)	1	—	—	(3)
Redeemable preferred stock	1	—	—	—	—	—	—
Total fixed income securities	142	$370	$(11)	212	$1,303	$(44)	$(55)
Investment grade fixed income securities	63	$133	$(1)	162	$1,108	$(31)	$(32)
Below investment grade fixed income securities	79	237	(10)	50	195	(13)	(23)
Total fixed income securities	142	$370	$(11)	212	$1,303	$(44)	$(55)

December 31, 2018
Fixed income securities
U.S. government and agencies	2	$6	$—	1	$1	$—	$—
Municipal	38	98	(1)	5	26	(3)	(4)
Corporate	1,260	6,799	(218)	370	2,633	(163)	(381)
ABS	30	167	(1)	11	31	(2)	(3)
RMBS	124	11	—	47	10	(1)	(1)
CMBS	3	7	—	2	—	—	—
Redeemable preferred stock	1	—	—	—	—	—	—
Total fixed income securities	1,458	$7,088	$(220)	436	$2,701	$(169)	$(389)
Investment grade fixed income securities	948	$5,255	$(121)	388	$2,551	$(147)	$(268)
Below investment grade fixed income securities	510	1,833	(99)	48	150	(22)	(121)
Total fixed income securities	1,458	$7,088	$(220)	436	$2,701	$(169)	$(389)

The following table summarizes gross unrealized losses by unrealized loss position and credit quality as of June 30, 2019.

($ in millions)	Investment grade	Below investment grade	Total
Fixed income securities with unrealized loss position less than 20% of amortized cost (1) (2)	$(20)	$(19)	$(39)
Fixed income securities with unrealized loss position greater than or equal to 20% of amortized cost (3) (4)	(12)	(4)	(16)
Total unrealized losses	$(32)	$(23)	$(55)
_______________

(1)	Below investment grade fixed income securities include $7 million that have been in an unrealized loss position for less than twelve months.

(2)
Related to securities with an unrealized loss position less than 20% of amortized cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.

(3)	Below investment grade fixed income securities include $1 million that have been in an unrealized loss position for a period of twelve or more consecutive months.

(4)
Evaluated based on factors such as discounted cash flows and the financial condition and near-term and long-term prospects of the issue or issuer and were determined to have adequate resources to fulfill contractual obligations.

Investment grade is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P Global Ratings (“S&P”), a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third-party rating. Unrealized losses on investment grade securities are principally related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase. The unrealized losses are expected to reverse as the securities approach maturity.
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
As of June 30, 2019, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.
Limited partnerships
Investments in limited partnership interests include interests in private equity funds, real estate funds and other funds. As of June 30, 2019 and December 31, 2018, the carrying value of EMA limited partnerships totaled $2.50 billion and $2.51 billion, respectively, and limited partnerships carried at fair value totaled $773 million and $787 million, respectively.
Mortgage loans
Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators. Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest. Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate. Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value. Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell or present value of the loan’s expected future repayment cash flows. Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery. The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan. It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of June 30, 2019.
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
The following table reflects the carrying value of non-impaired mortgage loans summarized by debt service coverage ratio distribution.

($ in millions)	June 30, 2019			December 31, 2018
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$2	$15	$17	$6	$15	$21
1.0 - 1.25	187	—	187	221	—	221
1.26 - 1.50	1,193	—	1,193	1,048	—	1,048
Above 1.50	2,599	43	2,642	2,659	42	2,701
Total non-impaired mortgage loans	$3,981	$58	$4,039	$3,934	$57	$3,991

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
The net carrying value of impaired mortgage loans is as follows:

($ in millions)	June 30, 2019	December 31, 2018
Impaired mortgage loans with a valuation allowance	$4	$4
Impaired mortgage loans without a valuation allowance	—	—
Total impaired mortgage loans	$4	$4
Valuation allowance on impaired mortgage loans	$3	$3

The valuation allowance on impaired mortgage loans had no activity for the three months and six months ended June 30, 2019 and 2018. The average balance of impaired loans was $4 million for both the six months ended June 30, 2019 and 2018.
Payments on all mortgage loans were current as of June 30, 2019 and December 31, 2018.
Short-term investments
Short-term investments, including commercial paper, money market funds, U.S. Treasury bills and other short-term investments, are carried at fair value. As of June 30, 2019 and December 31, 2018, the fair value of short-term investments totaled $1.22 billion and $810 million, respectively.
Policy loans
Policy loans are carried at unpaid principal balances. As of June 30, 2019 and December 31, 2018, the carrying value of policy loans totaled $548 million and $561 million, respectively.
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

($ in millions)	June 30, 2019	December 31, 2018
Agent loans	$654	$620
Bank loans	370	422
Real estate	242	228
Derivatives and other	86	30
Total	$1,352	$1,300

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
The Company is responsible for the determination of fair value and the supporting assumptions and methodologies. The Company gains assurance that assets and liabilities are appropriately valued through the execution of various processes and controls designed to ensure the overall reasonableness and consistent application of valuation methodologies, including inputs and assumptions, and compliance with accounting standards. For fair values received from third parties or internally estimated, the Company’s processes and controls are designed to ensure that the valuation methodologies are appropriate and consistently applied, the inputs and assumptions are reasonable and consistent with the objective of determining fair value, and the fair values are accurately recorded. For example, on a continuing basis, the Company assesses the reasonableness of individual fair values that have stale security prices or that exceed certain thresholds as compared to previous fair values received from valuation service providers or brokers or derived from internal models. The Company performs procedures to understand and assess the methodologies, processes and controls of valuation service providers. In addition, the Company may validate the reasonableness of fair values by comparing information obtained from valuation service providers or brokers to other third-party valuation sources for selected securities. The Company performs ongoing price validation procedures such as back-testing of actual sales, which corroborate the various inputs used in internal models to market observable data. When fair value determinations are expected to be more variable, the Company validates them through reviews by members of management who have relevant expertise and who are independent of those charged with executing investment transactions.
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
Municipal: Comprise municipal bonds that are not rated by third-party credit rating agencies.  The primary inputs to the valuation of these municipal bonds include quoted prices for identical or similar assets in markets that exhibit less liquidity relative to those markets supporting Level 2 fair value measurements, contractual cash flows, benchmark yields and credit spreads. Also included are municipal bonds valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable and municipal bonds in default valued based on the present value of expected cash flows.
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
Investments excluded from the fair value hierarchy
Limited partnerships carried at fair value, which do not have readily determinable fair values, use NAV provided by the investees and are excluded from the fair value hierarchy. These investments are generally not redeemable by the investees and generally cannot be sold without approval of the general partner. The Company receives distributions of income and proceeds from the liquidation of the underlying assets of the investees, which usually takes place in years 4-9 of the typical contractual life of 10-12 years. As of June 30, 2019, the Company has commitments to invest $241 million in these limited partnership interests.

The following table summarizes the Company’s assets and liabilities measured at fair value as of June 30, 2019.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of June 30, 2019
Assets
Fixed income securities:
U.S. government and agencies	$307	$290	$—		$597
Municipal	—	1,989	40		2,029
Corporate - public	—	12,603	32		12,635
Corporate - privately placed	—	5,744	96		5,840
Foreign government	—	164	—		164
ABS - CDO	—	21	6		27
ABS - consumer and other	—	296	28		324
RMBS	—	180	—		180
CMBS	—	31	2		33
Redeemable preferred stock	—	14	—		14
Total fixed income securities	307	21,332	204		21,843
Equity securities	1,261	13	119		1,393
Short-term investments	758	459	—		1,217
Other investments: Free-standing derivatives	—	94	—	$(9)	85
Separate account assets	3,029	—	—		3,029
Total recurring basis assets	5,355	21,898	323	(9)	27,567
Non-recurring basis (1)	—	—	5		5
Total assets at fair value	$5,355	$21,898	$328	$(9)	$27,572
% of total assets at fair value	19.4%	79.4%	1.2%	—%	100.0%

Investments reported at NAV					773
Total					$28,345

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(411)		$(411)
Other liabilities: Free-standing derivatives	—	(30)	—	$1	(29)
Total recurring basis liabilities at fair value	$—	$(30)	$(411)	$1	$(440)
% of total liabilities at fair value	—%	6.8%	93.4%	(0.2)%	100.0%
 __________

(1)	Includes $5 million of bank loans written-down to fair value in connection with recognizing OTTI impairments.

The following table summarizes the Company’s assets and liabilities measured at fair value as of December 31, 2018.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2018
Assets
Fixed income securities:
U.S. government and agencies	$493	$280	$—		$773
Municipal	—	2,156	39		2,195
Corporate - public	—	11,891	33		11,924
Corporate - privately placed	—	5,552	97		5,649
Foreign government	—	179	—		179
ABS - CDO	—	26	6		32
ABS - consumer and other	—	381	16		397
RMBS	—	197	—		197
CMBS	—	40	—		40
Redeemable preferred stock	—	14	—		14
Total fixed income securities	493	20,716	191		21,400
Equity securities	1,182	14	129		1,325
Short-term investments	443	367	—		810
Other investments: Free-standing derivatives	—	30	1	$(8)	23
Separate account assets	2,783	—	—		2,783
Total recurring basis assets at fair value	$4,901	$21,127	$321	$(8)	$26,341
% of total assets at fair value	18.6%	80.2%	1.2%	—%	100.0%

Investments reported at NAV					787
Total					$27,128

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(223)		$(223)
Other liabilities: Free-standing derivatives	—	(7)	—	$2	(5)
Total recurring basis liabilities at fair value	$—	$(7)	$(223)	$2	$(228)
% of total liabilities at fair value	—%	3.1%	97.8%	(0.9)%	100.0%

The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
June 30, 2019
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(375)	Stochastic cash flow model	Projected option cost	1.0 - 4.2%	2.53%
December 31, 2018
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(184)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.74%

The embedded derivatives are equity-indexed and forward starting options in certain life and annuity products that provide customers with interest crediting rates based on the performance of the S&P 500. If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.
As of June 30, 2019 and December 31, 2018, Level 3 fair value measurements of fixed income securities total $204 million and $191 million, respectively, and include $54 million and $80 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable. The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above. However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended June 30, 2019.

($ in millions)		Total gains (losses) included in:
	Balance as of March 31, 2019	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$40	$—	$1	$—	$—
Corporate - public	35	—	—	—	(2)
Corporate - privately placed	97	—	—	—	(1)
ABS - CDO	6	—	—	—	—
ABS - consumer and other	25	—	—	—	(12)
CMBS	2	—	—	—	—
Total fixed income securities	205	—	1	—	(15)
Equity securities	106	5	—	—	—
Free-standing derivatives, net	1	(1)	—	—	—
Total recurring Level 3 assets	$312	$4	$1	$—	$(15)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(247)	$(11)	$—	$(154)	$—
Total recurring Level 3 liabilities	$(247)	$(11)	$—	$(154)	$—

	Purchases	Sales	Issues	Settlements	Balance as of June 30, 2019
Assets
Fixed income securities:
Municipal	$—	$(1)	$—	$—	$40
Corporate - public	—	(1)	—	—	32
Corporate - privately placed	1	—	—	(1)	96
ABS - CDO	—	—	—	—	6
ABS - consumer and other	22	(6)	—	(1)	28
CMBS	—	—	—	—	2
Total fixed income securities	23	(8)	—	(2)	204
Equity securities	8	—	—	—	119
Free-standing derivatives, net	—	—	—	—	—
Total recurring Level 3 assets	$31	$(8)	$—	$(2)	$323

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$—	$1	$(411)
Total recurring Level 3 liabilities	$—	$—	$—	$1	$(411)
 ____________

(1)
The effect to net income totals $(7) million and is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows: $2 million in realized capital gains and losses, $2 million in net investment income, $(6) million in interest credited to contractholder funds and $(5) million in contract benefits.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the six months ended June 30, 2019.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2018	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$39	$—	$2	$—	$—
Corporate - public	33	—	—	—	(2)
Corporate - privately placed	97	(2)	2	15	(1)
ABS - CDO	6	—	—	—	—
ABS - consumer and other	16	—	—	—	(12)
CMBS	—	—	—	2	—
Total fixed income securities	191	(2)	4	17	(15)
Equity securities	129	20	—	—	—
Free-standing derivatives, net	1	(1)	—	—	—
Total recurring Level 3 assets	$321	$17	$4	$17	$(15)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(223)	$(36)	$—	$(154)	$—
Total recurring Level 3 liabilities	$(223)	$(36)	$—	$(154)	$—

	Purchases	Sales	Issues	Settlements	Balance as of June 30, 2019
Assets
Fixed income securities:
Municipal	$—	$(1)	$—	$—	$40
Corporate - public	3	(1)	—	(1)	32
Corporate - privately placed	1	(13)	—	(3)	96
ABS - CDO	—	—	—	—	6
ABS - consumer and other	34	(6)	—	(4)	28
CMBS	—	—	—	—	2
Total fixed income securities	38	(21)	—	(8)	204
Equity securities	8	(38)	—	—	119
Free-standing derivatives, net	—	—	—	—	—
Total recurring Level 3 assets	$46	$(59)	$—	$(8)	$323

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$—	$2	$(411)
Total recurring Level 3 liabilities	$—	$—	$—	$2	$(411)
 ____________

(1)
The effect to net income totals $(19) million and is reported in the Condensed Consolidated Statements of Operations and Comprehensive Income as follows: $15 million in realized capital gains and losses, $2 million in net investment income, $(39) million in interest credited to contractholder funds and $3 million in contract benefits.

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
__________

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
There were no transfers between Level 1 and Level 2 during the three months and six months ended June 30, 2019 or 2018.
Transfers into Level 3 during the three months and six months ended June 30, 2019 and 2018 included situations where a quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3. Transfers into Level 3 during 2019 also included derivatives embedded in equity-indexed universal life contracts due to refinements in the valuation modeling resulting in an increase in significance of non-market observable inputs.
Transfers out of Level 3 during the three months and six months ended June 30, 2019 and 2018 included situations where a broker quote was used in the prior period and a quote became available from the Company’s independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.
The following table provides valuation changes included in net income for Level 3 assets and liabilities held as of June 30.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Assets
Equity securities	$5	$6	$7	$7
Free-standing derivatives, net	(1)	—	(1)	—
Total recurring Level 3 assets	$4	$6	$6	$7

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(11)	$2	$(36)	$25
Total recurring Level 3 liabilities	$(11)	$2	$(36)	$25

The amounts in the table above represent the change in unrealized gains and losses included in net income for the period of time that the asset or liability was held and determined to be in Level 3. These gains and losses result in $(7) million of net income for the three months ended June 30, 2019 and are reported as follows: $2 million in realized capital gains and losses, $2 million in net investment income, $(6) million in interest credited to contractholder funds and $(5) million in contract benefits. These gains and losses result in $8 million of net income for the three months ended June 30, 2018 and are reported as follows: $6 million in realized capital gains and losses, $1 million in interest credited to contractholder funds and $1 million in contract benefits. These gains and losses result in $(30) million of net income for the six months ended June 30, 2019 and are reported as follows: $4 million in realized capital gains and losses, $2 million in net investment income $(39) million in interest credited to contractholder funds and $3 million in contract benefits.  These gains and losses result in $32 million of net income for the six months ended June 30, 2018 and are reported as follows: $7 million in realized capital gains and losses, $20 million in interest credited to contractholder funds and $5 million in contract benefits.
Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.
Financial assets

($ in millions)		June 30, 2019		December 31, 2018
	Fair value level	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	Level 3	$4,043	$4,175	$3,995	$4,028
Bank loans	Level 3	371	365	422	408
Agent loans	Level 3	654	656	620	617

Financial liabilities

($ in millions)		June 30, 2019		December 31, 2018
	Fair value level	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	Level 3	$8,784	$9,530	$9,213	$9,629
Liability for collateral	Level 2	638	638	525	525
Notes due to related parties	Level 3	140	143	140	138

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
The Company had one derivative used in fair value hedging relationships for the three and six months ended June 30, 2019 and 2018. The Company had no derivatives used in cash flow hedging relationships for the three and six months ended June 30, 2019 and had one foreign currency contract designated as a cash flow hedge during the three and six months ended June 30, 2018.

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of June 30, 2019.

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as fair value accounting hedging instruments
Other	Other assets	$2	n/a	$—	$—	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Futures	Other assets	—	260	—	—	—
Equity and index contracts
Options	Other investments	—	3,153	84	84	—
Futures	Other assets	—	107	—	—	—
Total return index contracts
Total return swap agreements - fixed income	Other investments	3	n/a	—	—	—
Total return swap agreements - equity index	Other investments	12	n/a	1	1	—
Credit default contracts
Credit default swaps – buying protection	Other investments	1	n/a	—	—	—
Total asset derivatives		$18	3,520	$85	$85	$—

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other liabilities & accrued expenses	$35	n/a	$—	$—	$—
Equity and index contracts
Options	Other liabilities & accrued expenses	—	3,009	(28)	—	(28)
Futures	Other liabilities & accrued expenses	—	1	—	—	—
Total return index contracts
Total return swap agreements - fixed income	Other liabilities & accrued expenses	13	n/a	1	1	—
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	194	n/a	8	8	—
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	172	n/a	(22)	—	(22)
Guaranteed withdrawal benefits	Contractholder funds	209	n/a	(14)	—	(14)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,690	n/a	(375)	—	(375)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	32	n/a	(2)	—	(2)
Credit default swaps – selling protection	Other liabilities & accrued expenses	5	n/a	—	—	—
Total liability derivatives		2,350	3,010	(432)	$9	$(441)
Total derivatives		$2,368	6,530	$(347)
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

($ in millions)		Offsets
	Gross amount	Counter- party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
June 30, 2019
Asset derivatives	$10	$(9)	$—	$1	$—	$1
Liability derivatives	(2)	9	(8)	(1)	—	(1)

December 31, 2018
Asset derivatives	$10	$(3)	$(5)	$2	$—	$2
Liability derivatives	(2)	3	(1)	—	—	—

The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships. There was no hedge ineffectiveness reported in realized gains and losses for the three months and six months ended June 30, 2019 and 2018. As of June 30, 2019, the Company had no derivatives used in cash flow hedging relationships.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Gain (loss) recognized in OCI on derivatives during the period	$—	$1	$—	$1
Gain reclassified from AOCI into income (realized capital gains and losses)	—	3	—	3

The following tables present gains and losses from valuation and settlements reported on derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations and Comprehensive Income.

($ in millions)	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Three months ended June 30, 2019
Equity and index contracts	$—	$—	$11	$11
Embedded derivative financial instruments	—	(5)	(5)	(10)
Foreign currency contracts	2	—	—	2
Total return swaps - fixed income	1	—	—	1
Total return swaps - equity index	1	—	—	1
Total	$4	$(5)	$6	$5

Six months ended June 30, 2019
Equity and index contracts	$2	$—	$40	$42
Embedded derivative financial instruments	—	3	(37)	(34)
Foreign currency contracts	3	—	—	3
Total return swaps - fixed income	1	—	—	1
Total return swaps - equity index	2	—	—	2
Total	$8	$3	$3	$14

Three months ended June 30, 2018
Equity and index contracts	$—	$—	$10	$10
Embedded derivative financial instruments	—	1	2	3
Foreign currency contracts	7	—	—	7
Total	$7	$1	$12	$20

Six months ended June 30, 2018
Equity and index contracts	$—	$—	$6	$6
Embedded derivative financial instruments	—	5	22	27
Foreign currency contracts	4	—	—	4
Total	$4	$5	$28	$37

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate. The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of June 30, 2019, counterparties pledged $8 million in collateral to the Company, and the Company pledged zero in collateral to counterparties. The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.
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

The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to the Company’s OTC derivatives.

($ in millions)	June 30, 2019				December 31, 2018
Rating (1)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	5	$262	$7	$—	3	$283	$9	$1
A	1	28	1	—	1	23	—	—
Total	6	$290	$8	$—	4	$306	$9	$1
__________

(1)	Allstate uses the lower of S&P’s or Moody’s long-term debt issuer ratings.

(2)	Only OTC derivatives with a net positive fair value are included for each counterparty.
For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts. As of June 30, 2019, the Company pledged $6 million in the form of margin deposits.
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

($ in millions)	As of June 30, 2019	As of December 31, 2018
Gross liability fair value of contracts containing credit-risk-contingent features	$2	$2
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(2)	(2)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	—	—
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$—	$—

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
June 30, 2019
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

6. Reinsurance
The effects of reinsurance on premiums and contract charges are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Direct	$185	$184	$368	$369
Assumed
Affiliate	58	61	116	121
Non-affiliate	175	185	352	374
Ceded
Affiliate	(13)	(12)	(25)	(25)
Non-affiliate	(65)	(70)	(124)	(138)
Premiums and contract charges, net of reinsurance	$340	$348	$687	$701

The effects of reinsurance on contract benefits are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Direct	$211	$266	$461	$523
Assumed
Affiliate	30	34	62	68
Non-affiliate	134	123	250	257
Ceded
Affiliate	(10)	(8)	(19)	(20)
Non-affiliate	10	(58)	(16)	(101)
Contract benefits, net of reinsurance	$375	$357	$738	$727

The effects of reinsurance on interest credited to contractholder funds are as follows:

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Direct	$117	$129	$230	$259
Assumed
Affiliate	2	2	4	4
Non-affiliate	34	33	75	58
Ceded
Affiliate	(5)	(5)	(10)	(10)
Non-affiliate	(5)	(7)	(8)	(11)
Interest credited to contractholder funds, net of reinsurance	$143	$152	$291	$300

Reinsurance Recoverables As of June 30, 2019, the Company had $2.48 billion of reinsurance recoverables. Of the $2.48 billion, the Company had $64 million of reinsurance recoverables, net of an allowance for estimated uncollectible amounts, related to Scottish Re (U.S.), Inc. On December 14, 2018, the Delaware Insurance Commissioner placed Scottish Re (U.S.), Inc. under regulatory supervision.  On March 6, 2019, the Chancery Court of the State of Delaware entered a Rehabilitation and Injunction Order (the “Rehabilitation Order”) in response to a petition filed by the Insurance Commissioner (the “Petition”).  Pursuant to the Petition, it is expected that Scottish Re (U.S.), Inc. will submit a Plan of Rehabilitation and will not make payments relating to the claims or losses of ceding insurers. The Company joined in a joint motion filed on behalf of several affected parties asking the court to allow a specified amount of offsetting claim payments and losses against premiums remitted to Scottish Re (U.S.), Inc.  The Company also filed a separate motion related to the reimbursement of claim payments where Scottish Re (U.S.), Inc. is also acting as administrator. The Court has not yet ruled on either of these motions.
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
In the normal course of business, the Company provides standard indemnifications to contractual counterparties in connection with numerous transactions, including acquisitions and divestitures. The types of indemnifications typically provided include indemnifications for breaches of representations and warranties, taxes and certain other liabilities, such as third-party lawsuits. The indemnification clauses are often standard contractual terms and are entered into in the normal course of business based on an assessment that the risk of loss would be remote. The terms of the indemnifications vary in duration and nature. In many cases, the maximum obligation is not explicitly stated and the contingencies triggering the obligation to indemnify have not occurred and are not expected to occur. Consequently, the maximum amount of the obligation under such indemnifications is not determinable. Historically, the Company has not made any material payments pursuant to these obligations.
The aggregate liability balance related to all guarantees was not material as of June 30, 2019.
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

8. Other Comprehensive Income
The components of other comprehensive income (loss) on a pre-tax and after-tax basis are as follows:

($ in millions)	Three months ended June 30,
	2019			2018
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$216	$(45)	$171	$(94)	$20	$(74)
Less: reclassification adjustment of realized capital gains and losses	1	—	1	(17)	4	(13)
Unrealized net capital gains and losses	215	(45)	170	(77)	16	(61)
Unrealized foreign currency translation adjustments	(2)	—	(2)	6	(1)	5
Other comprehensive income (loss)	$213	$(45)	$168	$(71)	$15	$(56)

	Six months ended June 30,
	2019			2018
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$647	$(136)	$511	$(320)	$67	$(253)
Less: reclassification adjustment of realized capital gains and losses	(6)	1	(5)	(21)	4	(17)
Unrealized net capital gains and losses	653	(137)	516	(299)	63	(236)
Unrealized foreign currency translation adjustments	(6)	1	(5)	11	(2)	9
Other comprehensive income (loss)	$647	$(136)	$511	$(288)	$61	$(227)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Allstate Life Insurance Company
Northbrook, Illinois 60062

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the “Company”), an affiliate of The Allstate Corporation, as of June 30, 2019, the related condensed consolidated statements of operations and comprehensive income and shareholder’s equity for the three and six month periods ended June 30, 2019 and 2018, and cash flows for the six month periods ended June 30, 2019 and 2018, and the related notes (collectively referred to as the “condensed consolidated financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
August 7, 2019

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND SIX MONTH PERIODS ENDED JUNE 30, 2019 AND 2018

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
HIGHLIGHTS

•
Net income was $157 million and $321 million in the second quarter and first six months of 2019, respectively, compared to $134 million and $224 million in the second quarter and first six months of 2018, respectively.

•
Premiums and contract charges totaled $340 million in the second quarter of 2019, a decrease of 2.3% from $348 million in the second quarter of 2018, and $687 million in the first six months of 2019, a decrease of 2.0% from $701 million in the first six months of 2018.

•
Investments totaled $33.67 billion as of June 30, 2019, an increase of $988 million from $32.68 billion as of December 31, 2018. Net investment income decreased 0.5% to $417 million in the second quarter of 2019 and decreased 11.9% to $728 million in the first six months of 2019 from $419 million and $826 million in the second quarter and first six months of 2018, respectively.

•
Net realized capital gains totaled $46 million and $194 million in the second quarter and first six months of 2019 compared to net realized capital gains of $8 million and net realized capital losses of $24 million in the second quarter and first six months of 2018, respectively.

•	Contractholder funds totaled $17.02 billion as of June 30, 2019, a decrease of $446 million from $17.47 billion as of December 31, 2018.

OPERATIONS
Summary analysis Summarized financial data is presented in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenues
Premiums	$170	$175	$341	$352
Contract charges	170	173	346	349
Other revenue	11	8	21	16
Net investment income	417	419	728	826
Realized capital gains and losses	46	8	194	(24)
Total revenues	814	783	1,630	1,519

Costs and expenses
Contract benefits	(375)	(357)	(738)	(727)
Interest credited to contractholder funds	(143)	(152)	(291)	(300)
Amortization of DAC	(33)	(39)	(65)	(78)
Operating costs and expenses	(66)	(68)	(135)	(136)
Restructuring and related charges	—	(2)	—	(2)
Interest expense	(1)	(1)	(2)	(2)
Total costs and expenses	(618)	(619)	(1,231)	(1,245)

Gain on disposition of operations	2	2	3	3
Income tax expense	(41)	(32)	(81)	(53)
Net income	$157	$134	$321	$224
Net income was $157 million in the second quarter of 2019 compared to $134 million in the second quarter of 2018. The increase was primarily due to higher net realized capital gains, partially offset by higher contract benefits. Net income was $321 million in the first six months of 2019 compared to $224 million in the first six months of 2018, primarily due to net realized capital gains in the current year period compared to net realized capital losses in the prior year period, partially offset by lower net investment income.
Analysis of revenues Total revenues increased 4.0% or $31 million in the second quarter of 2019 compared to the second quarter of 2018, primarily due to higher net realized capital gains, partially offset by lower premiums and contract charges. Total revenues increased 7.3% or $111 million in the first six months of 2019 compared to the first six months of 2018, primarily due to net realized capital gains in the current year period compared to net realized capital losses in the prior year period, partially offset by lower net investment income and premiums.
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

The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Underwritten products
Traditional life insurance premiums	$140	$145	$281	$292
Accident and health insurance premiums	30	30	60	60
Interest-sensitive life insurance contract charges	167	170	340	343
Subtotal	337	345	681	695

Annuities
Fixed annuity contract charges	3	3	6	6
Premiums and contract charges (1)	$340	$348	$687	$701
____________

(1)
Contract charges related to the cost of insurance totaled $124 million and $123 million in the second quarter of 2019 and 2018, respectively, and $253 million and $248 million in the first six months of 2019 and 2018, respectively.

Premiums and contract charges decreased 2.3% or $8 million in the second quarter of 2019 and 2.0% or $14 million in the first six months of 2019 compared to the same periods of 2018, primarily due to lower premiums on traditional life insurance.
Other revenue increased 37.5% or $3 million in the second quarter of 2019 and 31.3% or $5 million in the first six months of 2019 compared to the same periods of 2018, primarily due to higher gross dealer concessions earned on Allstate agencies’ sales of non-proprietary fixed annuities.
Analysis of costs and expenses Total costs and expenses decreased 0.2% or $1 million in the second quarter of 2019 compared to the second quarter of 2018. Total costs and expenses decreased 1.1% or $14 million in the first six months of 2019 compared to the first six months of 2018, primarily due to lower amortization of DAC and interest credited to contractholder funds, partially offset by higher contract benefits.
Contract benefits increased 5.0% or $18 million in the second quarter of 2019 compared to the second quarter of 2018, primarily due to higher claim experience on traditional life insurance and worse immediate annuity mortality experience. Contract benefits increased 1.5% or $11 million in the first six months of 2019 compared to the first six months of 2018, primarily due to higher claim experience on interest-sensitive life insurance and accident and health insurance, partially offset by lower implied interest on immediate annuities with life contingencies.
We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”). This implied interest totaled $120 million and $241 million in the second quarter and first six months of 2019, respectively, compared to $124 million and $247 million in the second quarter and first six months of 2018, respectively.
The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Life insurance	$53	$69	$114	$132
Accident and health insurance	16	15	28	32
Annuities	(30)	(19)	(45)	(44)
Total benefit spread	$39	$65	$97	$120
Benefit spread decreased 40.0% or $26 million in the second quarter of 2019 compared to the second quarter of 2018, primarily due to worse immediate annuity mortality experience as well as higher claim experience and lower premiums on traditional life insurance. Benefit spread decreased 19.2% or $23 million in the first six months of 2019 compared to the first six months of 2018, primarily due to lower premiums on traditional life insurance and higher claim experience on interest-sensitive life and accident and health insurance.

Interest credited to contractholder funds decreased 5.9% or $9 million in the second quarter of 2019 and 3.0% or $9 million in the first six months of 2019 compared to the same periods of 2018, primarily due to lower average contractholder funds. Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged increased interest credited to contractholder funds by $3 million and $6 million in the second quarter and first six months of 2019, respectively, compared to decreases of $1 million and $6 million in the second quarter and first six months of 2018, respectively.
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
The investment spread is shown in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Investment spread before valuation changes on embedded derivatives not hedged	$157	$142	$202	$273
Valuation changes on derivatives embedded in equity-indexed annuity contracts that are not hedged	(3)	1	(6)	6
Total investment spread	$154	$143	$196	$279
Investment spread before valuation changes on embedded derivatives not hedged increased 10.6% or $15 million in the second quarter of 2019 compared to the second quarter of 2018, primarily due to lower interest credited to contractholder funds. Investment spread before valuation changes on embedded derivatives not hedged decreased 26.0% or $71 million in the first six months of 2019 compared to the same periods of 2018, primarily due to lower investment income, mainly from limited partnership interests.
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

	Three months ended June 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2019	2018	2019	2018	2019	2018
Interest-sensitive life insurance	4.8%	5.4%	3.7%	3.8%	1.1%	1.6%
Deferred fixed annuities	4.5	4.2	2.7	2.8	1.8	1.4
Immediate fixed annuities with and without life contingencies	7.2	7.1	5.9	6.0	1.3	1.1
Investments supporting capital, traditional life and other products	3.7	3.2	n/a	n/a	n/a	n/a

	Six months ended June 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2019	2018	2019	2018	2019	2018
Interest-sensitive life insurance	4.9%	5.2%	3.7%	3.7%	1.2%	1.5%
Deferred fixed annuities	4.3	4.2	2.7	2.8	1.6	1.4
Immediate fixed annuities with and without life contingencies	5.4	7.0	5.9	6.0	(0.5)	1.0
Investments supporting capital, traditional life and other products	3.7	3.4	n/a	n/a	n/a	n/a

Amortization of DAC The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives not hedged and changes in assumptions	$31	$35	$61	$72
Amortization relating to realized capital gains and losses (1) and valuation changes on embedded derivatives not hedged	2	4	4	6
Amortization acceleration (deceleration) for changes in assumptions (“DAC unlocking”)	—	—	—	—
Total amortization of DAC	$33	$39	$65	$78
_____________

(1)
The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

Amortization of DAC decreased 15.4% or $6 million in the second quarter of 2019 and 16.7% or $13 million in the first six months of 2019 compared to the same periods of 2018, primarily due to lower gross profits on interest-sensitive life insurance.
Operating costs and expenses decreased 2.9% or $2 million in the second quarter of 2019 and 0.7% or $1 million in the first six months of 2019 compared to the same periods of 2018, primarily due to lower maintenance and acquisition costs resulting from the decline in new and inforce business, partially offset by loss contingency expense related to reinsurance as well as higher commissions on non-proprietary product sales.
Analysis of reserves and contractholder funds
The following table summarizes our product liabilities.

($ in millions)	June 30, 2019	December 31, 2018
Traditional life insurance	$2,551	$2,517
Accident and health insurance	198	203
Immediate fixed annuities with life contingencies
Sub-standard structured settlements and group pension terminations (1)	5,141	4,990
Standard structured settlements and SPIA (2)	3,398	3,420
Other	63	109
Reserve for life-contingent contract benefits	$11,351	$11,239

Interest-sensitive life insurance	$7,380	$7,369
Deferred fixed annuities	6,765	7,123
Immediate fixed annuities without life contingencies	2,432	2,522
Other	447	456
Contractholder funds	$17,024	$17,470
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
The following table shows the changes in contractholder funds.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Contractholder funds, beginning balance	$17,239	$18,284	$17,470	$18,592

Deposits
Interest-sensitive life insurance	209	212	412	425
Fixed annuities	4	5	9	9
Total deposits	213	217	421	434

Interest credited	143	151	290	298

Benefits, withdrawals and other adjustments
Benefits	(195)	(201)	(394)	(415)
Surrenders and partial withdrawals	(209)	(289)	(454)	(551)
Contract charges	(158)	(160)	(318)	(322)
Net transfers from separate accounts	5	2	6	4
Other adjustments (1)	(14)	12	3	(24)
Total benefits, withdrawals and other adjustments	(571)	(636)	(1,157)	(1,308)

Contractholder funds, ending balance	$17,024	$18,016	$17,024	$18,016
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

Contractholder funds decreased 1.2% and 2.6% in the second quarter and first six months of 2019, respectively, primarily due to the continued runoff of our deferred fixed annuity business. We discontinued the sale of annuities, but still accept additional deposits on existing contracts.
Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 27.7% to $209 million in the second quarter of 2019 and 17.6% to $454 million in the first six months of 2019 from $289 million and $551 million in the second quarter and first six months of 2018, respectively. The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 6.5% in the first six months of 2019 compared to 7.4% in the first six months of 2018.

INVESTMENTS
Portfolio composition The composition of the investment portfolio as of June 30, 2019 is presented in the following table.

($ in millions)		Percent to total
Fixed income securities (1)	$21,843	64.9%
Mortgage loans	4,043	12.0
Equity securities (2)	1,393	4.1
Limited partnership interests	3,275	9.7
Short-term investments (3)	1,217	3.6
Policy loans	548	1.7
Other	1,352	4.0
Total	$33,671	100.0%
__________

(1)	Fixed income securities are carried at fair value. Amortized cost basis for these securities was $20.51 billion.

(2)
Equity securities are carried at fair value. The fair value of equity securities held as of June 30, 2019 was $302 million in excess of cost. These net gains were primarily concentrated in the consumer goods, technology and capital goods sectors.

(3)	Short-term investments are carried at fair value.
Investments totaled $33.67 billion as of June 30, 2019, increasing from $32.68 billion as of December 31, 2018, primarily due to higher fixed income and equity valuations and positive operating cash flows, partially offset by net reductions in contractholder funds and dividends paid to Allstate Insurance Company (“AIC”).
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
The following table presents the investment portfolio by strategy as of June 30, 2019.

($ in millions)	Market-based core	Market-based active	Performance-based	Total
Fixed income securities	$20,664	$1,169	$10	$21,843
Mortgage loans	4,043	—	—	4,043
Equity securities	1,242	74	77	1,393
Limited partnership interests	133	—	3,142	3,275
Short-term investments	1,124	93	—	1,217
Policy loans	548	—	—	548
Other	1,097	4	251	1,352
Total	$28,851	$1,340	$3,480	$33,671
Percent to total	85.7%	4.0%	10.3%	100.0%

Unrealized net capital gains and losses
Fixed income securities	$1,294	$37	$—	$1,331
Limited partnership interests	—	—	(1)	(1)
Total	$1,294	$37	$(1)	$1,330

Fixed income securities by type are listed in the following table.

	Fair value as of
($ in millions)	June 30, 2019	December 31, 2018
U.S. government and agencies	$597	$773
Municipal	2,029	2,195
Corporate	18,475	17,573
Foreign government	164	179
Asset-backed securities (“ABS”)	351	429
Residential mortgage-backed securities (“RMBS”)	180	197
Commercial mortgage-backed securities (“CMBS”)	33	40
Redeemable preferred stock	14	14
Total fixed income securities	$21,843	$21,400
Fixed income securities are rated by third-party credit rating agencies and/or are internally rated. As of June 30, 2019, 87.0% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P Global Ratings (“S&P”), a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Credit ratings below these designations are considered low credit quality or below investment grade, which includes high yield bonds. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third-party rating. Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.
The following table summarizes the fair value and unrealized net capital gains (losses) for fixed income securities by credit quality as of June 30, 2019.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Percent rated investment grade
U.S. government and agencies	$597	$39	$—	$—	$597	$39	100.0%
Municipal	1,989	271	40	1	2,029	272	98.0
Corporate
Public	11,204	646	1,431	37	12,635	683	88.7
Privately placed	4,671	243	1,169	29	5,840	272	80.0
Total Corporate	15,875	889	2,600	66	18,475	955	85.9
Foreign government	156	9	8	—	164	9	95.1
ABS
Collateralized debt obligations (“CDO”)	18	(1)	9	1	27	—	66.7
Consumer and other asset-backed securities (“Consumer and other ABS”) (1)	316	4	8	—	324	4	97.5
Total ABS	334	3	17	1	351	4	95.2
RMBS
U.S. government sponsored entities (“U.S. Agency”)	21	1	—	—	21	1	100.0
Non-agency	16	1	143	45	159	46	10.1
Total RMBS	37	2	143	45	180	47	20.6
CMBS	2	—	31	4	33	4	6.1
Redeemable preferred stock	14	1	—	—	14	1	100.0
Total fixed income securities	$19,004	$1,214	$2,839	$117	$21,843	$1,331	87.0%
__________

(1)
Total Consumer and other ABS consists of $81 million of consumer auto, $119 million of credit card and $124 million of other ABS with unrealized net capital gains of $1 million, zero and $3 million, respectively.

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
Mortgage loans totaled $4.04 billion as of June 30, 2019 and primarily comprise loans secured by first mortgages on developed commercial real estate. Key considerations used to manage our exposure include property type and geographic diversification. For further detail on our mortgage loan portfolio, see Note 3 of the condensed consolidated financial statements.
Equity securities totaled $1.39 billion as of June 30, 2019 and primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments. Certain exchange traded and mutual funds have fixed income securities as their underlying investments.
Limited partnership interests include interests in private equity funds, real estate funds and other funds. The following table presents carrying value and other information about our limited partnership interests as of June 30, 2019.

($ in millions)	Limited partnership interests (1)	Number of managers	Number of individual investments	Largest exposure to single investment
Private equity	$2,769	145	282	$153
Real estate	373	25	49	31
Other	133	4	4	63
Total	$3,275	174	335
______________________________

(1)	We have commitments to invest in additional limited partnership interests totaling $1.09 billion.
Unrealized net capital gains totaled $1.33 billion as of June 30, 2019 compared to $343 million as of December 31, 2018.
The following table presents unrealized net capital gains (losses).

($ in millions)	June 30, 2019	December 31, 2018
U.S. government and agencies	$39	$33
Municipal	272	198
Corporate	955	52
Foreign government	9	9
ABS	4	—
RMBS	47	43
CMBS	4	7
Redeemable preferred stock	1	1
Fixed income securities	1,331	343
EMA limited partnerships	(1)	—
Unrealized net capital gains and losses, pre-tax	$1,330	$343
The unrealized net capital gain for the fixed income portfolio totaled $1.33 billion, comprised of $1.39 billion of gross unrealized gains and $55 million of gross unrealized losses as of June 30, 2019. This compares to an unrealized net capital gain for the fixed income portfolio totaling $343 million, comprised of $732 million of gross unrealized gains and $389 million of gross unrealized losses as of December 31, 2018. Fixed income valuations increased primarily due to a decrease in risk-free interest rates and tighter credit spreads.

Gross unrealized gains (losses) on fixed income securities by type and sector as of June 30, 2019 are provided in the following table.

($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
Corporate:
Banking	$864	$32	$(14)	$882
Utilities	3,207	303	(9)	3,501
Consumer goods (cyclical and non-cyclical)	4,833	215	(8)	5,040
Capital goods	2,355	104	(3)	2,456
Energy	1,166	78	(3)	1,241
Technology	1,018	39	(3)	1,054
Communications	1,158	58	(2)	1,214
Financial services	1,063	47	(2)	1,108
Basic industry	859	50	(1)	908
Transportation	901	70	(1)	970
Other	96	5	—	101
Total corporate fixed income portfolio	17,520	1,001	(46)	18,475
U.S. government and agencies	558	39	—	597
Municipal	1,757	275	(3)	2,029
Foreign government	155	9	—	164
ABS	347	7	(3)	351
RMBS	133	47	—	180
CMBS	29	7	(3)	33
Redeemable preferred stock	13	1	—	14
Total fixed income securities	$20,512	$1,386	$(55)	$21,843
The consumer goods, utilities and capital goods sectors comprise 27%, 19% and 13%, respectively, of the carrying value of our corporate fixed income securities portfolio as of June 30, 2019. The banking, utilities and consumer goods sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of June 30, 2019. In general, the gross unrealized losses are related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase. Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.

Net investment income The following table presents net investment income.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Fixed income securities	$241	$247	$486	$498
Mortgage loans	46	53	92	97
Equity securities	14	16	20	23
Limited partnership interests	102	92	105	188
Short-term investments	8	5	16	9
Policy loans	8	8	16	15
Other	24	23	46	45
Investment income, before expense	443	444	781	875
Investment expense (1) (2)	(26)	(25)	(53)	(49)
Net investment income	$417	$419	$728	$826

Market-based core	$321	$335	$639	$656
Market-based active	12	10	23	19
Performance-based	110	99	119	200
Investment income, before expense	$443	$444	$781	$875
______________________________

(1)
Investment expense includes $6 million of investee level expenses in the second quarter of both 2019 and 2018, and $12 million and $11 million in the first six months of 2019 and 2018, respectively. Investee level expenses include depreciation and asset level operating expenses on directly held real estate and other consolidated investments.

(2)
Investment expense includes $4 million and $2 million related to the portion of reinvestment income on securities lending collateral paid to the counterparties in the second quarter of 2019 and 2018, respectively, and $7 million and $4 million in the first six months of 2019 and 2018, respectively.

Net investment income decreased 0.5% or $2 million in the second quarter of 2019 compared to the second quarter of 2018, primarily due to lower income from market-based portfolios, partially offset by higher performance-based investment results, mainly from limited partnership interests. Net investment income decreased 11.9% or $98 million in the first six months of 2019 compared to the first six months of 2018, primarily due to lower performance-based investment results, mainly from limited partnership interests, and lower average investment balances.
Performance-based investments primarily include private equity and real estate. The following table presents investment income for performance-based investments.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Limited partnerships
Private equity	$81	$76	$79	$164
Real estate	21	16	26	24
Performance-based - limited partnerships	102	92	105	188

Non-limited partnerships
Private equity	3	1	3	1
Real estate	5	6	11	11
Performance-based - non-limited partnerships	8	7	14	12

Total
Private equity	84	77	82	165
Real estate	26	22	37	35
Total performance-based	$110	$99	$119	$200

Investee level expenses (1)	$(6)	$(6)	$(12)	$(11)
______________________________

(1)	Investee level expenses include depreciation and asset level operating expenses reported in investment expense.
Performance-based investment income increased 11.1% or $11 million in the second quarter of 2019 compared to the second quarter of 2018, primarily due to higher asset appreciation and gains on sales of underlying investments. Performance-based investment income decreased 40.5% or $81 million in the first six months of 2019 compared to the first six months of 2018, primarily due to lower asset appreciation related to private equity investments.

Performance-based investment results and income can vary significantly between periods and are influenced by economic conditions, equity market performance, comparable public company earnings multiples, capitalization rates, operating performance of the underlying investments and the timing of asset sales.
Realized capital gains and losses The following table presents the components of realized capital gains (losses) and the related tax effect.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Impairment write-downs
Fixed income securities	$(3)	$(1)	$(3)	$(2)
Limited partnership interests	(1)	—	(2)	—
Other investments	(1)	(1)	(7)	(1)
Total impairment write-downs	(5)	(2)	(12)	(3)
Sales	6	(7)	—	(12)
Valuation of equity investments	41	10	198	(13)
Valuation and settlements of derivative instruments	4	7	8	4
Realized capital gains and losses, pre-tax	46	8	194	(24)
Income tax (expense) benefit	(10)	(2)	(41)	5
Realized capital gains and losses, after-tax	$36	$6	$153	$(19)

Market-based core	$33	$(5)	$159	$(27)
Market-based active	11	(4)	19	(10)
Performance-based	2	17	16	13
Realized capital gains and losses, pre-tax	$46	$8	$194	$(24)

Net realized capital gains in the second quarter of 2019 and in the first six months of 2019, related primarily to increased valuation of equity investments, partially offset by impairment write-downs.
Sales resulted in $6 million and zero of net realized capital gains in the three and six months ended June 30, 2019, respectively. Sales in the second quarter of 2019 related primarily to fixed income securities in connection with ongoing portfolio management.
Valuation of equity investments resulted in gains of $41 million for the three months ended June 30, 2019, which included $39 million of appreciation in the valuation of equity securities and $2 million of appreciation primarily for certain limited partnerships where the underlying assets are predominately public equity securities. Valuation of equity investments resulted in gains of $198 million for the six months ended June 30, 2019, which included $185 million of appreciation in the valuation of equity securities and $13 million of appreciation primarily for certain limited partnerships where the underlying assets are predominately public equity securities.
Valuation and settlements of derivative instruments generated net realized capital gains of $4 million and $8 million for the three and six months ended June 30, 2019, respectively, and were primarily comprised of gains on foreign currency contracts due to the strengthening of the U.S. Dollar and gains on total return swaps used for asset replication.
The following table presents realized capital gains (losses) for performance-based investments.

($ in millions)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Impairment write-downs	$(1)	$—	$(2)	$—
Valuation of equity investments	2	9	15	9
Valuation and settlements of derivative instruments	1	8	3	4
Total performance-based	$2	$17	$16	$13
Net realized capital gains on performance-based investments were $2 million in the second quarter of 2019 and $16 million in the first six months of 2019, primarily related to appreciation in the valuation of equity securities.

CAPITAL RESOURCES AND LIQUIDITY
Capital resources consist of shareholder’s equity and notes due to related parties, representing funds deployed or available to be deployed to support business operations. The following table summarizes our capital resources.

($ in millions)	June 30, 2019	December 31, 2018
Common stock, retained income and additional capital paid-in	$6,685	$6,439
Accumulated other comprehensive income	764	253
Total shareholder’s equity	7,449	6,692
Notes due to related parties	140	140
Total capital resources	$7,589	$6,832
Shareholder’s equity increased in the first six months of 2019, primarily due to increased unrealized capital gains on investments and net income, partially offset by dividends paid to AIC.
Financial ratings and strength Our ratings are influenced by many factors including our operating and financial performance, asset quality, overall portfolio mix, asset/liability management, liquidity, financial leverage (i.e. debt), the current level of operating leverage and AIC’s ratings. In May 2019, A.M. Best affirmed our insurer financial strength rating of A+. The outlook for the rating is stable. In July 2019, S&P Global affirmed our insurance financial strength rating of A+. The outlook for the rating is stable. In July 2019, Moody’s downgraded our insurance financial strength rating to A2 from A1 reflecting Moody’s shift to a more standard single rating level positive adjustment for subsidiary company ratings. The outlook for the rating is stable.
Liquidity sources and uses We actively manage our financial position and liquidity levels in light of changing market, economic and business conditions. Liquidity is managed at both the entity and enterprise level across the Company and is assessed on both base and stressed level liquidity needs. We believe we have sufficient liquidity to meet these needs. Additionally, we have existing intercompany agreements in place that facilitate liquidity management across the Company to enhance flexibility.
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
In addition to the Liquidity Agreement, the Company also has an intercompany loan agreement with the Corporation. The amount of intercompany loans available to the Company is at the discretion of the Corporation. The maximum amount of loans the Corporation will have outstanding to all its eligible subsidiaries at any given point in time is limited to $1.00 billion. The Corporation may use commercial paper borrowings, bank lines of credit and securities lending to fund intercompany borrowings. There were no borrowings by the Company under these agreements during 2019.
The Company, AIC, and the Corporation have access to a $1.00 billion unsecured revolving credit facility that is available for short-term liquidity requirements. The maturity date of this facility is April 2021. The facility is fully subscribed among 11 lenders with the largest commitment being $115 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing. This facility has a financial covenant requiring that the Corporation not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 16.6% as of June 30, 2019. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Corporation’s senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during 2019.
Allstate parent company capital capacity Parent holding company deployable assets totaled $2.82 billion as of June 30, 2019 comprised of cash and investments that are generally saleable within one quarter. This provides funds for the parent company’s fixed charges and other corporate purposes.
The Company has access to resources to support liquidity through the Corporation as follows. The amount available to the Company is at the discretion of the Corporation.

•
A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs. As of June 30, 2019, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion; however, the outstanding balance can fluctuate daily.

•
A universal shelf registration statement that was filed by the Corporation with the Securities and Exchange Commission that expires in 2021. The Corporation can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 570 million shares of treasury stock as of June 30, 2019), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities the Corporation issues under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure Contractholder funds were $17.02 billion as of June 30, 2019. The following table summarizes contractholder funds by their contractual withdrawal provisions as of June 30, 2019.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$2,727	16.0%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	4,454	26.2
Market value adjustments (2)	890	5.2
Subject to discretionary withdrawal without adjustments (3)	8,953	52.6
Total contractholder funds (4)	$17,024	100.0%

____________

(1)	Includes $1.04 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)
$430 million of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 1, 5, 7 or 10 years) during which there is no surrender charge or market value adjustment.

(3)	89% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)	Includes $693 million of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.
Retail life and annuity products may be surrendered by customers for a variety of reasons. Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs. Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications. In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement. The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 6.5% and 7.4% in the first six months of 2019 and 2018, respectively. We strive to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.
Our asset-liability management practices enable us to manage the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance and annuity product obligations.
Cash flows As reflected in our Condensed Consolidated Statements of Cash Flows, lower cash provided by operating activities in the first six months of 2019 compared to the first six months of 2018 was primarily due to lower net investment income and higher tax payments.
Higher cash provided by investing activities in the first six months of 2019 compared to the first six months of 2018 was the result of increased limited partnership distributions and decreased investment purchases, partially offset by lower fixed income and equity securities sales.
Lower cash used in financing activities in the first six months of 2019 compared to the first six months of 2018 was due to lower payments for contractholder surrenders and withdrawals on fixed annuities, partially offset by dividends paid to AIC.
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
Insurance Industry Risks (1) the availability of reinsurance at current levels and prices; (2) risk of our reinsurers; (3) changes in underwriting and actual experience; (4) changes in reserve estimates for life-contingent contract benefits payable; (5) changes in estimates of profitability on interest-sensitive life products

Financial Risks (6) conditions in the global economy and capital markets; (7) a downgrade in financial strength ratings; (8) the effect of adverse capital and credit market conditions; (9) the realization of deferred tax assets
Investment Risks (10) market risk and declines in credit quality relating to our investment portfolio; (11) our subjective determination of the amount of realized capital losses recorded for impairments of our investments and the fair value of our fixed income and equity securities; (12) the influence of changes in market interest rates or performance-based investment returns on our spread-based products
Operational Risks (13) failure in cyber or other information security controls, as well as the occurrence of events unanticipated in our disaster recovery systems and business continuity planning; (14) misconduct or fraudulent acts by employees, agents and third parties; (15) the impact of a large scale pandemic, the threat or occurrence of terrorism or military action; (16) loss of key vendor relationships or failure of a vendor to protect confidential, proprietary and personal information; (17) intellectual property infringement, misappropriation and third-party claims
Regulatory and Legal Risks (18) regulatory reforms and restrictive regulations; (19) changes in tax laws; (20) our ability to mitigate the capital impact associated with statutory reserving and capital requirements; (21) changes in accounting standards; (22) losses from legal and regulatory actions
Strategic Risks (23) competition in the insurance industry; (24) divestitures of businesses; and (25) reducing our concentration in spread-based business and exiting certain distribution channels
Additional information concerning these and other factors may be found in our filings with the Securities and Exchange Commission, including the “Risk Factors” section in our most recent annual report on Form 10-K. Forward-looking statements are as of the date on which they are made, and we assume no obligation to update or revise any forward-looking statement.

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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended June 30, 2019, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

None
Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A in our annual report on Form 10-K for the year ended December 31, 2018.
Item 6.  Exhibits

(a)            Exhibits

The following is a list of exhibits filed as part of this Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated August 7, 2019, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company
(Registrant)

August 7, 2019
	By	/s/ Eric K. Ferren
Eric K. Ferren
Senior Vice President and Controller
(Authorized Signatory and Principal Accounting Officer)