Form 10-Q
period 2019-09-30
ALLSTATE LIFE INSURANCE CO
filed 2019-11-05
CIK 352736

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

The registrant meets the conditions set forth in General Instructions H (1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

☒          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Securities registered pursuant to Section 12(b) of the Act: None

As of November 5, 2019, the registrant had 23,800 common shares, $227 par value, outstanding, all of which are held by Allstate Insurance Company.

ALLSTATE LIFE INSURANCE COMPANY
INDEX TO QUARTERLY REPORT ON FORM 10-Q
September 30, 2019

PART I	FINANCIAL INFORMATION	PAGE

Item 1.	Financial Statements

	Condensed Consolidated Statements of Operations and Comprehensive Income for the Three Month and Nine Month Periods Ended September 30, 2019 and 2018 (unaudited)	1

	Condensed Consolidated Statements of Financial Position as of September 30, 2019 and December 31, 2018 (unaudited)	2

	Condensed Consolidated Statements of Shareholder’s Equity for the Three Month and Nine Month Periods Ended September 30, 2019 and 2018 (unaudited)	3

	Condensed Consolidated Statements of Cash Flows for the Nine Month Periods Ended September 30, 2019 and 2018 (unaudited)	4

	Notes to Condensed Consolidated Financial Statements (unaudited)	5

	Report of Independent Registered Public Accounting Firm	34

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

	Highlights	35
	Operations	36
	Investments	41
	Capital Resources and Liquidity	47
	Forward-Looking Statements	48

Item 4.	Controls and Procedures	50

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	51

Item 1A.	Risk Factors	51

Item 6.	Exhibits	51

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (unaudited)

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues
Premiums	$165	$174	$506	$526
Contract charges	168	170	514	519
Other revenue	11	10	32	26
Net investment income	373	385	1,101	1,211
Realized capital gains and losses:
Total other-than-temporary impairment (“OTTI”) losses	(10)	(3)	(23)	(5)
OTTI losses reclassified from other comprehensive income (“OCI”)	2	(1)	3	(2)
Net OTTI losses recognized in earnings	(8)	(4)	(20)	(7)
Sales and valuation changes on equity investments and derivatives	33	52	239	31
Total realized capital gains and losses	25	48	219	24
Total revenues	742	787	2,372	2,306

Costs and expenses
Contract benefits	366	362	1,104	1,089
Interest credited to contractholder funds	154	150	445	450
Amortization of deferred policy acquisition costs	71	39	136	117
Operating costs and expenses	51	63	186	199
Restructuring and related charges	1	—	1	2
Interest expense	1	1	3	3
Total costs and expenses	644	615	1,875	1,860

Gain on disposition of operations	—	1	3	4

Income from operations before income tax expense	98	173	500	450

Income tax expense (benefit)	18	(20)	99	33

Net income	80	193	401	417

Other comprehensive income (loss), after-tax
Change in unrealized net capital gains and losses	157	(44)	673	(280)
Change in unrealized foreign currency translation adjustments	1	(9)	(4)	—
Other comprehensive income (loss), after-tax	158	(53)	669	(280)

Comprehensive income	$238	$140	$1,070	$137

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION (unaudited)

($ in millions, except par value data)	September 30, 2019	December 31, 2018
Assets
Investments
Fixed income securities, at fair value (amortized cost $20,419 and $21,057)	$22,000	$21,400
Mortgage loans	4,012	3,995
Equity securities, at fair value (cost $923 and $1,197)	1,217	1,325
Limited partnership interests	3,304	3,292
Short-term, at fair value (amortized cost $1,475 and $810)	1,475	810
Policy loans	555	561
Other	1,366	1,300
Total investments	33,929	32,683
Cash	50	52
Deferred policy acquisition costs	973	1,232
Reinsurance recoverables from non-affiliates	2,072	2,185
Reinsurance recoverables from affiliates	408	420
Accrued investment income	248	253
Other assets	586	534
Separate Accounts	2,912	2,783
Total assets	$41,178	$40,142
Liabilities
Contractholder funds	$16,843	$17,470
Reserve for life-contingent contract benefits	11,361	11,239
Unearned premiums	4	4
Payable to affiliates, net	34	50
Other liabilities and accrued expenses	1,297	1,101
Deferred income taxes	900	663
Notes due to related parties	140	140
Separate Accounts	2,912	2,783
Total liabilities	33,491	33,450
Commitments and Contingent Liabilities (Note 7)
Shareholder’s equity
Redeemable preferred stock - series A, $100 par value, 1,500,000 shares authorized, none issued	—	—
Redeemable preferred stock - series B, $100 par value, 1,500,000 shares authorized, none issued	—	—
Common stock, $227 par value, 23,800 shares authorized and outstanding	5	5
Additional capital paid-in	2,024	2,024
Retained income	4,736	4,410
Accumulated other comprehensive income:
Unrealized net capital gains and losses:
Unrealized net capital gains and losses on fixed income securities with OTTI	50	45
Other unrealized net capital gains and losses	1,198	225
Unrealized adjustment to DAC, DSI and insurance reserves	(332)	(27)
Total unrealized net capital gains and losses	916	243
Unrealized foreign currency translation adjustments	6	10
Total accumulated other comprehensive income (“AOCI”)	922	253
Total shareholder’s equity	7,687	6,692
Total liabilities and shareholder’s equity	$41,178	$40,142

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDER’S EQUITY (unaudited)

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Common stock	$5	$5	$5	$5

Additional capital paid-in	2,024	2,024	2,024	2,024

Retained income
Balance, beginning of period	4,656	4,519	4,410	3,981
Net income	80	193	401	417
Cumulative effect of change in accounting principle	—	—	—	314
Dividends	—	(100)	(75)	(100)
Balance, end of period	4,736	4,612	4,736	4,612

Accumulated other comprehensive income
Balance, beginning of period	764	380	253	845
Change in unrealized net capital gains and losses	157	(44)	673	(280)
Change in unrealized foreign currency translation adjustments	1	(9)	(4)	—
Cumulative effect of change in accounting principle	—	—	—	(238)
Balance, end of period	922	327	922	327

Total shareholder’s equity	$7,687	$6,968	$7,687	$6,968

See notes to condensed consolidated financial statements.

ALLSTATE LIFE INSURANCE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (unaudited)

($ in millions)	Nine months ended September 30,
	2019	2018
Cash flows from operating activities
Net income	$401	$417
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization and other non-cash items	(49)	(44)
Realized capital gains and losses	(219)	(24)
Gain on disposition of operations	(3)	(4)
Interest credited to contractholder funds	445	450
Changes in:
Policy benefits and other insurance reserves	(495)	(472)
Deferred policy acquisition costs	94	55
Reinsurance recoverables, net	77	51
Income taxes	(16)	(51)
Other operating assets and liabilities	20	69
Net cash provided by operating activities	255	447
Cash flows from investing activities
Proceeds from sales
Fixed income securities	3,021	4,057
Equity securities	853	1,114
Limited partnership interests	258	223
Other investments	55	16
Investment collections
Fixed income securities	964	1,077
Mortgage loans	364	349
Other investments	58	137
Investment purchases
Fixed income securities	(3,284)	(4,470)
Equity securities	(540)	(919)
Limited partnership interests	(298)	(426)
Mortgage loans	(381)	(395)
Other investments	(96)	(201)
Change in short-term investments, net	(467)	(124)
Change in policy loans and other investments, net	(23)	(46)
Net cash provided by investing activities	484	392
Cash flows from financing activities
Contractholder fund deposits	565	577
Contractholder fund withdrawals	(1,231)	(1,418)
Dividends paid	(75)	(100)
Other	—	28
Net cash used in financing activities	(741)	(913)
Net decrease in cash	(2)	(74)
Cash at beginning of period	52	145
Cash at end of period	$50	$71

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
The condensed consolidated financial statements and notes as of September 30, 2019 and for the three and nine month periods ended September 30, 2019 and 2018 are unaudited. The condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring accruals) which are, in the opinion of management, necessary for the fair presentation of the financial position, results of operations and cash flows for the interim periods. These condensed consolidated financial statements and notes should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s annual report on Form 10-K for the year ended December 31, 2018. The results of operations for the interim periods should not be considered indicative of results to be expected for the full year. All significant intercompany accounts and transactions have been eliminated.
Dividends
The Company paid cash dividends of $75 million to AIC in the second quarter of 2019.
Premiums and contract charges
The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Premiums
Traditional life insurance	$135	$143	$416	$435
Accident and health insurance	30	31	90	91
Total premiums	165	174	506	526

Contract charges
Interest-sensitive life insurance	165	165	505	508
Fixed annuities	3	5	9	11
Total contract charges	168	170	514	519
Total premiums and contract charges	$333	$344	$1,020	$1,045

Adopted accounting standard
Accounting for Hedging Activities
Effective January 1, 2019, the Company adopted new Financial Accounting Standards Board (“FASB”) guidance intended to better align hedge accounting with an organization’s risk management activities. The new guidance expands hedge accounting to nonfinancial and financial risk components and revises the measurement methodologies. Separate presentation of hedge ineffectiveness is eliminated with the intention to provide greater transparency to the full impact of hedging by requiring presentation of the results of the hedged item and hedging instrument in a single financial statement line item. In addition, the amendments were designed to reduce complexity by simplifying hedge effectiveness testing. The adoption had no impact on the Company’s results of operations or financial position.
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
The Company’s implementation activities, which remain in process, include review and validation of models, methodologies, data inputs and assumptions to be used to estimate expected credit losses. The implementation impacts relate primarily to the Company’s commercial mortgage loans, bank loans and reinsurance recoverables and will depend on economic conditions and judgments at the date of adoption as well as the size and composition of the loan portfolios and reinsurance balances. Based on current economic conditions and the balances at the reporting date, the Company anticipates application of the current expected credit loss requirements will result in total valuation allowances for credit losses of between $70 million and $110 million, pre-tax, as of the date of adoption. After consideration of existing valuation allowances maintained prior to adopting the new guidance, the Company would anticipate recognizing a cumulative effect decrease in retained income of between $45 million and $75 million, after-tax, to adjust existing valuation allowances to the basis in the new requirements.
Accounting for Long-Duration Insurance Contracts
In August 2018, the FASB issued guidance revising the accounting for certain long-duration insurance contracts. The new guidance introduces material changes to the measurement of the Company’s reserves for traditional life, life-contingent immediate annuities and certain voluntary accident and health insurance products. Under the new guidance, measurement assumptions, including those for mortality, morbidity and policy terminations, will be required to be reviewed and updated at least annually. The effect of updating measurement assumptions other than the discount rate are required to be measured on a retrospective basis and reported in net income. In addition, reserves under the new guidance are required to be discounted using an upper-medium grade fixed income instrument yield required to be updated through OCI at each reporting date. Current GAAP requires reserves to utilize assumptions set at policy issuance unless updated current assumptions indicate that recorded reserves are deficient.
The new guidance also requires deferred policy acquisition costs (“DAC”) and other capitalized balances currently amortized in proportion to premiums or gross profits to be amortized on a constant level basis over the expected term for all long-duration insurance contracts. DAC will not be subject to loss recognition testing but will be reduced when actual lapse experience exceeds expected experience. The new guidance will no longer require adjustments to DAC and deferred sales inducement costs (“DSI”) related to unrealized gains and losses on investment securities supporting the related business.
All market risk benefit product features will be measured at fair value with changes in fair value recorded in net income with the exception of changes in the fair value attributable to changes in the reporting entity’s own credit risk, which are required to be recognized in OCI. Substantially all of the Company’s market risk benefits are reinsured and therefore these impacts are not expected to be material to the Company.
The new guidance is expected to be included in the comparable financial statements issued in reporting periods beginning after December 15, 2021, thereby requiring restatement of prior periods presented. Early adoption is permitted. The new guidance will be applied to affected contracts and DAC on the basis of existing carrying amounts at the earliest period presented or retrospectively using actual historical experience as of contract inception. The new guidance for market risk benefits is required to be adopted retrospectively. In October 2019, the FASB affirmed its decision to delay the effective date of the new guidance by one year to reporting periods beginning after December 15, 2021.
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

2. Supplemental Cash Flow Information
Non-cash investing activities include $64 million and $38 million related to mergers and exchanges completed with equity securities, fixed income securities and limited partnerships, and modifications of certain mortgage loans and other investments for the nine months ended September 30, 2019 and 2018, respectively.
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

($ in millions)	Nine months ended September 30,
	2019	2018
Net change in proceeds managed
Net change in fixed income securities	$28	$78
Net change in short-term investments	(194)	(72)
Operating cash flow (used) provided	$(166)	$6

Net change in liabilities
Liabilities for collateral, beginning of period	$(525)	$(542)
Liabilities for collateral, end of period	(691)	(536)
Operating cash flow provided (used)	$166	$(6)

3. Investments
Fair values
The amortized cost, gross unrealized gains and losses and fair value for fixed income securities are as follows:

($ in millions)	Amortized	Gross unrealized		Fair
	cost	Gains	Losses	value
September 30, 2019
U.S. government and agencies	$555	$40	$—	$595
Municipal	1,592	324	(3)	1,913
Corporate	17,644	1,193	(38)	18,799
Foreign government	155	8	—	163
Asset-backed securities (“ABS”)	315	4	(2)	317
Residential mortgage-backed securities (“RMBS”)	123	49	—	172
Commercial mortgage-backed securities (“CMBS”)	22	6	(1)	27
Redeemable preferred stock	13	1	—	14
Total fixed income securities	$20,419	$1,625	$(44)	$22,000

December 31, 2018
U.S. government and agencies	$740	$33	$—	$773
Municipal	1,997	202	(4)	2,195
Corporate	17,521	433	(381)	17,573
Foreign government	170	9	—	179
ABS	429	3	(3)	429
RMBS	154	44	(1)	197
CMBS	33	7	—	40
Redeemable preferred stock	13	1	—	14
Total fixed income securities	$21,057	$732	$(389)	$21,400

Scheduled maturities
The scheduled maturities for fixed income securities are as follows:

($ in millions)	As of September 30, 2019
	Amortized cost	Fair value
Due in one year or less	$1,410	$1,426
Due after one year through five years	7,675	7,982
Due after five years through ten years	7,354	7,845
Due after ten years	3,520	4,231
	19,959	21,484
ABS, RMBS and CMBS	460	516
Total	$20,419	$22,000

Actual maturities may differ from those scheduled as a result of calls and make-whole payments by the issuers. ABS, RMBS and CMBS are shown separately because of the potential for prepayment of principal prior to contractual maturity dates.
Net investment income
Net investment income is as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Fixed income securities	$235	$247	$721	$745
Mortgage loans	48	44	140	141
Equity securities	6	7	26	30
Limited partnership interests	69	74	174	262
Short-term investments	8	7	24	16
Policy loans	9	8	25	23
Other	24	23	70	68
Investment income, before expense	399	410	1,180	1,285
Investment expense	(26)	(25)	(79)	(74)
Net investment income	$373	$385	$1,101	$1,211

Realized capital gains and losses
Realized capital gains (losses) by asset type are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Fixed income securities	$19	$(8)	$17	$(26)
Mortgage loans	—	—	—	2
Equity securities	7	56	192	50
Limited partnership interests	(2)	(4)	8	(12)
Derivatives	8	4	16	11
Other	(7)	—	(14)	(1)
Realized capital gains (losses)	$25	$48	$219	$24

Realized capital gains (losses) by transaction type are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Impairment write-downs	$(8)	$(4)	$(20)	$(7)
Sales	20	(2)	20	(14)
Valuation of equity investments (1)	5	50	203	37
Valuation and settlements of derivative instruments	8	4	16	8
Realized capital gains (losses)	$25	$48	$219	$24
_______________

(1)	Includes valuation of equity securities and certain limited partnership interests where the underlying assets are predominately public equity securities.
Sales of fixed income securities resulted in gross gains of $24 million and $5 million and gross losses of $4 million and $9 million during the three months ended September 30, 2019 and 2018, respectively. Sales of fixed income securities resulted in gross gains of $50 million and $25 million and gross losses of $29 million and $45 million during the nine months ended September 30, 2019 and 2018, respectively.
The following table presents the net pre-tax appreciation (decline) during 2019 and 2018 of equity securities and limited partnership interests carried at fair value still held as of September 30, 2019 and September 30, 2018 recognized in net income.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Equity securities	$16	$51	$155	$71
Limited partnership interests carried at fair value	21	35	41	84
Total	$37	$86	$196	$155

OTTI losses by asset type are as follows:

	Three months ended			Three months ended
($ in millions)	September 30, 2019			September 30, 2018
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(2)	$2	$—	$—	$—	$—
Corporate	—	—	—	—	—	—
ABS	—	—	—	—	(1)	(1)
RMBS	—	—	—	—	—	—
CMBS	(1)	—	(1)	(3)	—	(3)
Total fixed income securities	(3)	2	(1)	(3)	(1)	(4)
Limited partnership interests	—	—	—	—	—	—
Other	(7)	—	(7)	—	—	—
OTTI losses	$(10)	$2	$(8)	$(3)	$(1)	$(4)

	Nine months ended			Nine months ended
	September 30, 2019			September 30, 2018
	Gross	Included in OCI	Net	Gross	Included in OCI	Net
Fixed income securities:
Municipal	$(2)	$2	$—	$—	$—	$—
Corporate	(1)	(1)	(2)	—	—	—
ABS	(1)	—	(1)	—	(1)	(1)
RMBS	—	—	—	(1)	—	(1)
CMBS	(3)	2	(1)	(3)	(1)	(4)
Total fixed income securities	(7)	3	(4)	(4)	(2)	(6)
Limited partnership interests	(2)	—	(2)	—	—	—
Other	(14)	—	(14)	(1)	—	(1)
OTTI losses	$(23)	$3	$(20)	$(5)	$(2)	$(7)

The total amount of OTTI losses included in AOCI at the time of impairment for fixed income securities, which were not included in earnings, are presented in the following table. The amounts exclude $105 million and $101 million as of September 30, 2019 and December 31, 2018, respectively, of net unrealized gains related to changes in valuation of the fixed income securities subsequent to the impairment measurement date.

($ in millions)	September 30, 2019	December 31, 2018
Municipal	$(6)	$(4)
Corporate	—	(1)
ABS	(4)	(5)
RMBS	(28)	(32)
CMBS	(4)	(2)
Total	$(42)	$(44)

Rollforwards of cumulative credit losses recognized in earnings for fixed income securities held as of the end of the period are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Beginning balance	$(122)	$(124)	$(123)	$(138)
Additional credit loss for securities previously other-than-temporarily impaired	(1)	(3)	(3)	(5)
Additional credit loss for securities not previously other-than-temporarily impaired	—	(1)	(1)	(1)
Reduction in credit loss for securities disposed or collected	12	2	16	18
Change in credit loss due to accretion of increase in cash flows	—	1	—	1
Ending balance	$(111)	$(125)	$(111)	$(125)

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

Unrealized net capital gains and losses
Unrealized net capital gains and losses included in AOCI are as follows:

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
September 30, 2019		Gains	Losses
Fixed income securities	$22,000	$1,625	$(44)	$1,581
Short-term investments	1,475	—	—	—
Equity method of accounting (“EMA”) limited partnerships (1)				(1)
Unrealized net capital gains and losses, pre-tax				1,580
Amounts recognized for:
Insurance reserves (2)				(202)
DAC and DSI (3)				(218)
Amounts recognized				(420)
Deferred income taxes				(244)
Unrealized net capital gains and losses, after-tax				$916
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

($ in millions)	Fair value	Gross unrealized		Unrealized net gains (losses)
December 31, 2018		Gains	Losses
Fixed income securities	$21,400	$732	$(389)	$343
Short-term investments	810	—	—	—
EMA limited partnerships				—
Unrealized net capital gains and losses, pre-tax				343
Amounts recognized for:
Insurance reserves				—
DAC and DSI				(35)
Amounts recognized				(35)
Deferred income taxes				(65)
Unrealized net capital gains and losses, after-tax				$243

Change in unrealized net capital gains and losses
The change in unrealized net capital gains and losses for the nine months ended September 30, 2019 is as follows:

($ in millions)
Fixed income securities	$1,238
EMA limited partnerships	(1)
Total	1,237
Amounts recognized for:
Insurance reserves	(202)
DAC and DSI	(183)
Amounts recognized	(385)
Deferred income taxes	(179)
Increase in unrealized net capital gains and losses, after-tax	$673

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

($ in millions)	Less than 12 months			12 months or more			Total unrealized losses
	Number of issues	Fair value	Unrealized losses	Number of issues	Fair value	Unrealized losses

September 30, 2019
Fixed income securities
U.S. government and agencies	2	$16	$—	—	$—	$—	$—
Municipal	2	2	—	1	14	(3)	(3)
Corporate	123	413	(9)	59	343	(29)	(38)
ABS	18	38	(1)	4	13	(1)	(2)
RMBS	6	2	—	25	4	—	—
CMBS	1	5	—	1	2	(1)	(1)
Redeemable preferred stock	—	—	—	—	—	—	—
Total fixed income securities	152	$476	$(10)	90	$376	$(34)	$(44)
Investment grade fixed income securities	82	$325	$(3)	52	$212	$(18)	$(21)
Below investment grade fixed income securities	70	151	(7)	38	164	(16)	(23)
Total fixed income securities	152	$476	$(10)	90	$376	$(34)	$(44)

December 31, 2018
Fixed income securities
U.S. government and agencies	2	$6	$—	1	$1	$—	$—
Municipal	38	98	(1)	5	26	(3)	(4)
Corporate	1,260	6,799	(218)	370	2,633	(163)	(381)
ABS	30	167	(1)	11	31	(2)	(3)
RMBS	124	11	—	47	10	(1)	(1)
CMBS	3	7	—	2	—	—	—
Redeemable preferred stock	1	—	—	—	—	—	—
Total fixed income securities	1,458	$7,088	$(220)	436	$2,701	$(169)	$(389)
Investment grade fixed income securities	948	$5,255	$(121)	388	$2,551	$(147)	$(268)
Below investment grade fixed income securities	510	1,833	(99)	48	150	(22)	(121)
Total fixed income securities	1,458	$7,088	$(220)	436	$2,701	$(169)	$(389)

The following table summarizes gross unrealized losses by unrealized loss position and credit quality as of September 30, 2019.

($ in millions)	Investment grade	Below investment grade	Total
Fixed income securities with unrealized loss position less than 20% of amortized cost (1) (2)	$(8)	$(20)	$(28)
Fixed income securities with unrealized loss position greater than or equal to 20% of amortized cost (3) (4)	(13)	(3)	(16)
Total unrealized losses	$(21)	$(23)	$(44)
_______________

(1)	Below investment grade fixed income securities include $7 million that have been in an unrealized loss position for less than twelve months.

(2)
Related to securities with an unrealized loss position less than 20% of amortized cost, the degree of which suggests that these securities do not pose a high risk of being other-than-temporarily impaired.

(3)	Below investment grade fixed income securities include zero that have been in an unrealized loss position for a period of twelve or more consecutive months.

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
As of September 30, 2019, the Company has not made the decision to sell and it is not more likely than not the Company will be required to sell fixed income securities with unrealized losses before recovery of the amortized cost basis.
Limited partnerships
Investments in limited partnership interests include interests in private equity funds, real estate funds and other funds. As of September 30, 2019 and December 31, 2018, the carrying value of EMA limited partnerships totaled $2.54 billion and $2.51 billion, respectively, and limited partnerships carried at fair value totaled $762 million and $787 million, respectively.
Mortgage loans
Mortgage loans are evaluated for impairment on a specific loan basis through a quarterly credit monitoring process and review of key credit quality indicators. Mortgage loans are considered impaired when it is probable that the Company will not collect the contractual principal and interest. Valuation allowances are established for impaired loans to reduce the carrying value to the fair value of the collateral less costs to sell or the present value of the loan’s expected future repayment cash flows discounted at the loan’s original effective interest rate. Impaired mortgage loans may not have a valuation allowance when the fair value of the collateral less costs to sell is higher than the carrying value. Valuation allowances are adjusted for subsequent changes in the fair value of the collateral less costs to sell or present value of the loan’s expected future repayment cash flows. Mortgage loans are charged off against their corresponding valuation allowances when there is no reasonable expectation of recovery. The impairment evaluation is non-statistical in respect to the aggregate portfolio but considers facts and circumstances attributable to each loan. It is not considered probable that additional impairment losses, beyond those identified on a specific loan basis, have been incurred as of September 30, 2019.
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
The following table reflects the carrying value of non-impaired mortgage loans summarized by debt service coverage ratio distribution.

($ in millions)	September 30, 2019			December 31, 2018
Debt service coverage ratio distribution	Fixed rate mortgage loans	Variable rate mortgage loans	Total	Fixed rate mortgage loans	Variable rate mortgage loans	Total
Below 1.0	$11	$16	$27	$6	$15	$21
1.0 - 1.25	221	—	221	221	—	221
1.26 - 1.50	1,203	9	1,212	1,048	—	1,048
Above 1.50	2,502	44	2,546	2,659	42	2,701
Total non-impaired mortgage loans	$3,937	$69	$4,006	$3,934	$57	$3,991

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
The net carrying value of impaired mortgage loans is as follows:

($ in millions)	September 30, 2019	December 31, 2018
Impaired mortgage loans with a valuation allowance	$6	$4
Impaired mortgage loans without a valuation allowance	—	—
Total impaired mortgage loans	$6	$4
Valuation allowance on impaired mortgage loans	$3	$3

The valuation allowance on impaired mortgage loans had no activity for the three months and nine months ended September 30, 2019 and 2018. The average balance of impaired loans was $4 million for both the nine months ended September 30, 2019 and 2018.
Payments on all mortgage loans were current as of September 30, 2019 and December 31, 2018.
Short-term investments
Short-term investments, including commercial paper, money market funds, U.S. Treasury bills and other short-term investments, are carried at fair value. As of September 30, 2019 and December 31, 2018, the fair value of short-term investments totaled $1.48 billion and $810 million, respectively.
Policy loans
Policy loans are carried at unpaid principal balances. As of September 30, 2019 and December 31, 2018, the carrying value of policy loans totaled $555 million and $561 million, respectively.
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

($ in millions)	September 30, 2019	December 31, 2018
Agent loans	$663	$620
Bank loans	363	422
Real estate	243	228
Derivatives and other	97	30
Total	$1,366	$1,300

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
Investments excluded from the fair value hierarchy
Limited partnerships carried at fair value, which do not have readily determinable fair values, use NAV provided by the investees and are excluded from the fair value hierarchy. These investments are generally not redeemable by the investees and generally cannot be sold without approval of the general partner. The Company receives distributions of income and proceeds from the liquidation of the underlying assets of the investees, which usually takes place in years 4-9 of the typical contractual life of 10-12 years. As of September 30, 2019, the Company has commitments to invest $221 million in these limited partnership interests.

The following table summarizes the Company’s assets and liabilities measured at fair value as of September 30, 2019.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of September 30, 2019
Assets
Fixed income securities:
U.S. government and agencies	$302	$293	$—		$595
Municipal	—	1,871	42		1,913
Corporate - public	—	12,954	54		13,008
Corporate - privately placed	—	5,695	96		5,791
Foreign government	—	163	—		163
ABS - CDO	—	19	7		26
ABS - consumer and other	—	278	13		291
RMBS	—	172	—		172
CMBS	—	25	2		27
Redeemable preferred stock	—	14	—		14
Total fixed income securities	302	21,484	214		22,000
Equity securities	1,081	12	124		1,217
Short-term investments	802	673	—		1,475
Other investments: Free-standing derivatives	—	112	—	$(16)	96
Separate account assets	2,912	—	—		2,912
Total recurring basis assets	5,097	22,281	338	(16)	27,700
Total assets at fair value	$5,097	$22,281	$338	$(16)	$27,700
% of total assets at fair value	18.4%	80.5%	1.2%	(0.1)%	100.0%

Investments reported at NAV					762
Total					$28,462

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(424)		$(424)
Other liabilities: Free-standing derivatives	—	(36)	—	$2	(34)
Total recurring basis liabilities at fair value	$—	$(36)	$(424)	$2	$(458)
% of total liabilities at fair value	—%	7.9%	92.6%	(0.5)%	100.0%

The following table summarizes the Company’s assets and liabilities measured at fair value as of December 31, 2018.

($ in millions)	Quoted prices in active markets for identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)	Counterparty and cash collateral netting	Balance as of December 31, 2018
Assets
Fixed income securities:
U.S. government and agencies	$493	$280	$—		$773
Municipal	—	2,156	39		2,195
Corporate - public	—	11,891	33		11,924
Corporate - privately placed	—	5,552	97		5,649
Foreign government	—	179	—		179
ABS - CDO	—	26	6		32
ABS - consumer and other	—	381	16		397
RMBS	—	197	—		197
CMBS	—	40	—		40
Redeemable preferred stock	—	14	—		14
Total fixed income securities	493	20,716	191		21,400
Equity securities	1,182	14	129		1,325
Short-term investments	443	367	—		810
Other investments: Free-standing derivatives	—	30	1	$(8)	23
Separate account assets	2,783	—	—		2,783
Total recurring basis assets at fair value	$4,901	$21,127	$321	$(8)	$26,341
% of total assets at fair value	18.6%	80.2%	1.2%	—%	100.0%

Investments reported at NAV					787
Total					$27,128

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(223)		$(223)
Other liabilities: Free-standing derivatives	—	(7)	—	$2	(5)
Total recurring basis liabilities at fair value	$—	$(7)	$(223)	$2	$(228)
% of total liabilities at fair value	—%	3.1%	97.8%	(0.9)%	100.0%

The following table summarizes quantitative information about the significant unobservable inputs used in Level 3 fair value measurements.

($ in millions)	Fair value	Valuation technique	Unobservable input	Range	Weighted average
September 30, 2019
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(387)	Stochastic cash flow model	Projected option cost	1.0 - 4.2%	2.55%
December 31, 2018
Derivatives embedded in life and annuity contracts – Equity-indexed and forward starting options	$(184)	Stochastic cash flow model	Projected option cost	1.0 - 2.2%	1.74%

The embedded derivatives are equity-indexed and forward starting options in certain life and annuity products that provide customers with interest crediting rates based on the performance of the S&P 500. If the projected option cost increased (decreased), it would result in a higher (lower) liability fair value.
As of September 30, 2019 and December 31, 2018, Level 3 fair value measurements of fixed income securities total $214 million and $191 million, respectively, and include $75 million and $80 million, respectively, of securities valued based on non-binding broker quotes where the inputs have not been corroborated to be market observable. The Company does not develop the unobservable inputs used in measuring fair value; therefore, these are not included in the table above. However, an increase (decrease) in credit spreads for fixed income securities valued based on non-binding broker quotes would result in a lower (higher) fair value.

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended September 30, 2019.

($ in millions)		Total gains (losses) included in:
	Balance as of June 30, 2019	Net income	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$40	$—	$2	$—	$—
Corporate - public	32	—	—	—	(7)
Corporate - privately placed	96	—	—	—	—
ABS - CDO	6	1	(1)	—	—
ABS - consumer and other	28	—	—	—	(15)
CMBS	2	—	—	—	—
Total fixed income securities	204	1	1	—	(22)
Equity securities	119	3	—	—	—
Free-standing derivatives, net	—	—	—	—	—
Total recurring Level 3 assets	$323	$4	$1	$—	$(22)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(411)	$(12)	$—	$—	$—
Total recurring Level 3 liabilities	$(411)	$(12)	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of September 30, 2019
Assets
Fixed income securities:
Municipal	$—	$—	$—	$—	$42
Corporate - public	29	—	—	—	54
Corporate - privately placed	1	—	—	(1)	96
ABS - CDO	1	—	—	—	7
ABS - consumer and other	1	—	—	(1)	13
CMBS	—	—	—	—	2
Total fixed income securities	32	—	—	(2)	214
Equity securities	2	—	—	—	124
Free-standing derivatives, net	—	—	—	—	—
Total recurring Level 3 assets	$34	$—	$—	$(2)	$338

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(6)	$5	$(424)
Total recurring Level 3 liabilities	$—	$—	$(6)	$5	$(424)

Total Level 3 gains (losses) included in net income for the three months ended September 30, 2019
	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total
Components of net income	$1	$3	$(1)	$(11)	$(8)

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the nine months ended September 30, 2019.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2018	Net income	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$39	$—	$4	$—	$—
Corporate - public	33	—	—	—	(9)
Corporate - privately placed	97	(2)	2	15	(1)
ABS - CDO	6	1	(1)	—	—
ABS - consumer and other	16	—	—	—	(27)
CMBS	—	—	—	2	—
Total fixed income securities	191	(1)	5	17	(37)
Equity securities	129	23	—	—	—
Free-standing derivatives, net	1	(1)	—	—	—
Total recurring Level 3 assets	$321	$21	$5	$17	$(37)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(223)	$(48)	$—	$(154)	$—
Total recurring Level 3 liabilities	$(223)	$(48)	$—	$(154)	$—

	Purchases	Sales	Issues	Settlements	Balance as of September 30, 2019
Assets
Fixed income securities:
Municipal	$—	$(1)	$—	$—	$42
Corporate - public	32	(1)	—	(1)	54
Corporate - privately placed	2	(13)	—	(4)	96
ABS - CDO	1	—	—	—	7
ABS - consumer and other	35	(6)	—	(5)	13
CMBS	—	—	—	—	2
Total fixed income securities	70	(21)	—	(10)	214
Equity securities	10	(38)	—	—	124
Free-standing derivatives, net	—	—	—	—	—
Total recurring Level 3 assets	$80	$(59)	$—	$(10)	$338

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(6)	$7	$(424)
Total recurring Level 3 liabilities	$—	$—	$(6)	$7	$(424)

Total Level 3 gains (losses) included in net income for the nine months ended September 30, 2019
	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total
Components of net income	$3	$18	$2	$(50)	$(27)

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the three months ended September 30, 2018.

($ in millions)		Total gains (losses) included in:
	Balance as of June 30, 2018	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$58	$—	$(1)	$—	$(1)
Corporate - public	47	—	(1)	—	(3)
Corporate - privately placed	187	—	(1)	—	(9)
ABS - CDO	9	—	—	—	—
ABS - consumer and other	47	—	—	6	(13)
Total fixed income securities	348	—	(3)	6	(26)
Equity securities	113	3	—	—	—
Free-standing derivatives, net	1	—	—	—	—
Total recurring Level 3 assets	$462	$3	$(3)	$6	$(26)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(257)	$(6)	$—	$—	$—
Total recurring Level 3 liabilities	$(257)	$(6)	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of September 30, 2018
Assets
Fixed income securities:
Municipal	$—	$—	$—	$—	$56
Corporate - public	—	(1)	—	—	42
Corporate - privately placed	—	—	—	(11)	166
ABS - CDO	—	—	—	(1)	8
ABS - consumer and other	7	(6)	—	(16)	25
Total fixed income securities	7	(7)	—	(28)	297
Equity securities	5	—	—	—	121
Free-standing derivatives, net	—	—	—	—	1	(1)
Total recurring Level 3 assets	$12	$(7)	$—	$(28)	$419

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$—	$1	$(262)
Total recurring Level 3 liabilities	$—	$—	$—	$1	$(262)
__________

(1)	Comprises $1 million of assets.

Total Level 3 gains (losses) included in net income for the three months ended September 30, 2018
	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total
Components of net income	$—	$3	$2	$(8)	$(3)

The following table presents the rollforward of Level 3 assets and liabilities held at fair value on a recurring basis during the nine months ended September 30, 2018.

($ in millions)		Total gains (losses) included in:
	Balance as of December 31, 2017	Net income (1)	OCI	Transfers into Level 3	Transfers out of Level 3
Assets
Fixed income securities:
Municipal	$57	$—	$(2)	$—	$(1)
Corporate - public	49	—	(2)	3	(3)
Corporate - privately placed	220	(2)	(2)	10	(32)
ABS - CDO	10	—	—	—	—
ABS - consumer and other	40	—	—	12	(15)
Total fixed income securities	376	(2)	(6)	25	(51)
Equity securities	90	10	—	—	—
Free-standing derivatives, net	1	—	—	—	—
Total recurring Level 3 assets	$467	$8	$(6)	$25	$(51)

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(284)	$19	$—	$—	$—
Total recurring Level 3 liabilities	$(284)	$19	$—	$—	$—

	Purchases	Sales	Issues	Settlements	Balance as of September 30, 2018
Assets
Fixed income securities:
Municipal	$2	$—	$—	$—	$56
Corporate - public	—	(2)	—	(3)	42
Corporate - privately placed	11	—	—	(39)	166
ABS - CDO	—	—	—	(2)	8
ABS - consumer and other	20	(14)	—	(18)	25
Total fixed income securities	33	(16)	—	(62)	297
Equity securities	28	(7)	—	—	121
Free-standing derivatives, net	—	—	—	—	1	(1)
Total recurring Level 3 assets	$61	$(23)	$—	$(62)	$419

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$—	$—	$(1)	$4	$(262)
Total recurring Level 3 liabilities	$—	$—	$(1)	$4	$(262)
__________

(1)	Comprises $1 million of assets.

Total Level 3 gains (losses) included in net income for the nine months ended September 30, 2018
	Net investment income	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total
Components of net income	$—	$8	$7	$12	$27

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
There were no transfers between Level 1 and Level 2 during the three months and nine months ended September 30, 2019 or 2018.
Transfers into Level 3 during the three months and nine months ended September 30, 2019 and 2018 included situations where a quote was not provided by the Company’s independent third-party valuation service provider and as a result the price was stale or had been replaced with a broker quote where the inputs had not been corroborated to be market observable resulting in the security being classified as Level 3. Transfers into Level 3 during 2019 also included derivatives embedded in equity-indexed universal life contracts due to refinements in the valuation modeling resulting in an increase in significance of non-market observable inputs.
Transfers out of Level 3 during the three months and nine months ended September 30, 2019 and 2018 included situations where a broker quote was used in the prior period and a quote became available from the Company’s independent third-party valuation service provider in the current period. A quote utilizing the new pricing source was not available as of the prior period, and any gains or losses related to the change in valuation source for individual securities were not significant.
The following table provides valuation changes included in net income for Level 3 assets and liabilities held as of September 30.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Assets
Equity securities	$3	$3	$10	$10
Free-standing derivatives, net	—	—	(1)	—
Total recurring Level 3 assets	$3	$3	$9	$10

Liabilities
Contractholder funds: Derivatives embedded in life and annuity contracts	$(12)	$(6)	$(48)	$19
Total recurring Level 3 liabilities	(12)	(6)	(48)	19
Total included in net income	$(9)	$(3)	$(39)	$29

Components of net income
Net investment income	$1	$—	$3	$—
Realized capital gains and losses	2	3	6	10
Contract benefits	(1)	2	2	7
Interest credited to contractholder funds	(11)	(8)	(50)	12
Total included in net income	$(9)	$(3)	$(39)	$29

Presented below are the carrying values and fair value estimates of financial instruments not carried at fair value.
Financial assets

($ in millions)		September 30, 2019		December 31, 2018
	Fair value level	Carrying value	Fair value	Carrying value	Fair value
Mortgage loans	Level 3	$4,012	$4,176	$3,995	$4,028
Bank loans	Level 3	363	356	422	408
Agent loans	Level 3	663	666	620	617
Financial liabilities

($ in millions)		September 30, 2019		December 31, 2018
	Fair value level	Carrying value	Fair value	Carrying value	Fair value
Contractholder funds on investment contracts	Level 3	$8,584	$9,400	$9,213	$9,629
Liability for collateral	Level 2	691	691	525	525
Notes due to related parties	Level 3	140	144	140	138

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
The Company utilizes several derivative strategies to manage risk. Asset-liability management is a risk management strategy that is principally employed to balance the respective interest-rate sensitivities of the Company’s assets and liabilities. Depending upon the attributes of the assets acquired and liabilities issued, derivative instruments such as interest rate swaps, caps, swaptions and futures are utilized to change the interest rate characteristics of existing assets and liabilities to ensure the relationship is maintained within specified ranges and to reduce exposure to rising or falling interest rates. Fixed income index total return swaps are used to offset valuation losses in the portfolio during periods of declining market values. Credit default swaps are typically used to mitigate the credit risk within the Company’s fixed income portfolio. Futures and options are used for hedging the equity exposure contained in the Company’s equity indexed life and annuity product contracts that offer equity returns to contractholders. In addition, the Company uses equity index total return swaps, options and futures to offset valuation losses in the equity portfolio during periods of declining equity market values. Foreign currency swaps and forwards are primarily used to reduce the foreign currency risk associated with holding foreign currency denominated investments.
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
For those derivatives which qualify and have been designated as fair value accounting hedges, net income includes the changes in the fair value of both the derivative instrument and the hedged risk, and therefore reflects any hedging ineffectiveness. For cash flow hedges, gains and losses are amortized from AOCI and are reported in net income in the same period the forecasted transactions being hedged impact net income.
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
Fair value hedges The Company had one derivative used in fair value hedging relationships and had no foreign currency contracts designated as fair value hedges for the three and nine months ended September 30, 2019 and 2018.
Cash flow hedges The Company had no derivatives used in cash flow hedging relationships for the three months ended September 30, 2019 and September 30, 2018. The Company had no derivatives designated as cash flow hedges during the nine months ended September 30, 2019 and one foreign currency contract designated as a cash flow hedge during the nine months ended September 30, 2018.

The following table provides a summary of the volume and fair value positions of derivative instruments as well as their reporting location in the Condensed Consolidated Statement of Financial Position as of September 30, 2019.

($ in millions, except number of contracts)		Volume (1)
	Balance sheet location	Notional amount	Number of contracts	Fair value, net	Gross asset	Gross liability
Asset derivatives
Derivatives designated as fair value accounting hedging instruments
Other	Other assets	$2	n/a	$—	$—	$—
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other investments	22	n/a	—	—	—
Equity and index contracts
Options	Other investments	—	3,149	96	96	—
Futures	Other assets	—	25	—	—	—
Total return index contracts
Total return swap agreements - fixed income	Other investments	7	n/a	—	—	—
Total return swap agreements - equity index	Other investments	12	n/a	—	—	—
Foreign currency contracts
Foreign currency forwards	Other investments	223	n/a	15	16	(1)
Credit default contracts
Credit default swaps – buying protection	Other investments	29	n/a	(1)	—	(1)
Credit default swaps – selling protection	Other investments	5	n/a	—	—	—
Subtotal		298	3,174	110	112	(2)
Total asset derivatives		$300	3,174	$110	$112	$(2)

Liability derivatives
Derivatives not designated as accounting hedging instruments
Interest rate contracts
Interest rate cap agreements	Other liabilities & accrued expenses	$13	n/a	$—	$—	$—
Futures	Other liabilities & accrued expenses	—	723	—	—	—
Equity and index contracts
Options	Other liabilities & accrued expenses	—	3,025	(34)	—	(34)
Futures	Other liabilities & accrued expenses	—	8	—	—	—
Foreign currency contracts
Foreign currency forwards	Other liabilities & accrued expenses	6	n/a	—	—	—
Embedded derivative financial instruments
Guaranteed accumulation benefits	Contractholder funds	161	n/a	(21)	—	(21)
Guaranteed withdrawal benefits	Contractholder funds	205	n/a	(16)	—	(16)
Equity-indexed and forward starting options in life and annuity product contracts	Contractholder funds	1,680	n/a	(387)	—	(387)
Credit default contracts
Credit default swaps – buying protection	Other liabilities & accrued expenses	5	n/a	—	—	—
Credit default swaps – selling protection	Other liabilities & accrued expenses	—	n/a	—	—	—
Total liability derivatives		2,070	3,756	(458)	$—	$(458)
Total derivatives		$2,370	6,930	$(348)
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

($ in millions)		Offsets
	Gross amount	Counter- party netting	Cash collateral (received) pledged	Net amount on balance sheet	Securities collateral (received) pledged	Net amount
September 30, 2019
Asset derivatives	$16	$(2)	$(14)	$—	$—	$—
Liability derivatives	(2)	2	—	—	—	—

December 31, 2018
Asset derivatives	$10	$(3)	$(5)	$2	$—	$2
Liability derivatives	(2)	3	(1)	—	—	—

The following table provides a summary of the impacts of the Company’s foreign currency contracts in cash flow hedging relationships. There was no hedge ineffectiveness reported in realized gains and losses for the three months and nine months ended September 30, 2019 and 2018.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Gain recognized in OCI on derivatives during the period	$—	$—	$—	$1
Gain reclassified from AOCI into income (realized capital gains and losses)	—	—	—	3

The following tables present gains and losses from valuation and settlements reported on derivatives not designated as accounting hedging instruments in the Condensed Consolidated Statements of Operations and Comprehensive Income.

($ in millions)	Realized capital gains and losses	Contract benefits	Interest credited to contractholder funds	Total gain (loss) recognized in net income on derivatives
Three months ended September 30, 2019
Equity and index contracts	$—	$—	$3	$3
Embedded derivative financial instruments	—	(1)	(12)	(13)
Foreign currency contracts	8	—	—	8
Total return swaps - fixed income	—	—	—	—
Total return swaps - equity index	—	—	—	—
Total	$8	$(1)	$(9)	$(2)

Nine months ended September 30, 2019
Equity and index contracts	$2	$—	$43	$45
Embedded derivative financial instruments	—	2	(49)	(47)
Foreign currency contracts	11	—	—	11
Total return swaps - fixed income	1	—	—	1
Total return swaps - equity index	2	—	—	2
Total	$16	$2	$(6)	$12

Three months ended September 30, 2018
Interest rate contracts	$1	$—	$—	$1
Equity and index contracts	(2)	—	18	16
Embedded derivative financial instruments	—	2	(7)	(5)
Foreign currency contracts	4	—	—	4
Total return swaps	1	—	—	1
Total	$4	$2	$11	$17

Nine months ended September 30, 2018
Interest rate contracts	$1	$—	$—	$1
Equity and index contracts	(2)	—	24	22
Embedded derivative financial instruments	—	7	15	22
Foreign currency contracts	8	—	—	8
Total return swaps	1	—	—	1
Total	$8	$7	$39	$54

The Company manages its exposure to credit risk by utilizing highly rated counterparties, establishing risk control limits, executing legally enforceable master netting agreements (“MNAs”) and obtaining collateral where appropriate. The Company uses MNAs for OTC derivative transactions that permit either party to net payments due for transactions and collateral is either pledged or obtained when certain predetermined exposure limits are exceeded. As of September 30, 2019, counterparties pledged $14 million in collateral to the Company, and the Company pledged zero in collateral to counterparties. The Company has not incurred any losses on derivative financial instruments due to counterparty nonperformance. Other derivatives, including futures and certain option contracts, are traded on organized exchanges which require margin deposits and guarantee the execution of trades, thereby mitigating any potential credit risk.

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
The following table summarizes the counterparty credit exposure by counterparty credit rating as it relates to the Company’s OTC derivatives.

($ in millions)	September 30, 2019				December 31, 2018
Rating (1)	Number of counter-parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)	Number of counter- parties	Notional amount (2)	Credit exposure (2)	Exposure, net of collateral (2)
A+	5	$276	$13	$1	3	$283	$9	$1
A	1	41	1	—	1	23	—	—
Total	6	$317	$14	$1	4	$306	$9	$1
__________

(1)	Allstate uses the lower of S&P’s or Moody’s long-term debt issuer ratings.

(2)	Only OTC derivatives with a net positive fair value are included for each counterparty.
For certain exchange traded and cleared derivatives, margin deposits are required as well as daily cash settlements of margin accounts. As of September 30, 2019, the Company pledged $6 million in the form of margin deposits.
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

($ in millions)	As of September 30, 2019	As of December 31, 2018
Gross liability fair value of contracts containing credit-risk-contingent features	$2	$2
Gross asset fair value of contracts containing credit-risk-contingent features and subject to MNAs	(2)	(2)
Collateral posted under MNAs for contracts containing credit-risk-contingent features	—	—
Maximum amount of additional exposure for contracts with credit-risk-contingent features if all features were triggered concurrently	$—	$—

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
September 30, 2019
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

6. Reinsurance
The effects of reinsurance on premiums and contract charges are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Direct	$180	$184	$548	$553
Assumed
Affiliate	58	60	174	181
Non-affiliate	172	184	524	558
Ceded
Affiliate	(12)	(13)	(37)	(38)
Non-affiliate	(65)	(71)	(189)	(209)
Premiums and contract charges, net of reinsurance	$333	$344	$1,020	$1,045

The effects of reinsurance on contract benefits are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Direct	$278	$253	$739	$776
Assumed
Affiliate	37	44	99	112
Non-affiliate	127	101	377	358
Ceded
Affiliate	(8)	(7)	(27)	(27)
Non-affiliate	(68)	(29)	(84)	(130)
Contract benefits, net of reinsurance	$366	$362	$1,104	$1,089

The effects of reinsurance on interest credited to contractholder funds are as follows:

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Direct	$123	$119	$353	$378
Assumed
Affiliate	2	2	6	6
Non-affiliate	41	38	116	96
Ceded
Affiliate	(5)	(5)	(15)	(15)
Non-affiliate	(7)	(4)	(15)	(15)
Interest credited to contractholder funds, net of reinsurance	$154	$150	$445	$450

Reinsurance Recoverables As of September 30, 2019, the Company had $2.48 billion of reinsurance recoverables. Of the $2.48 billion, the Company had $64 million of reinsurance recoverables, net of an allowance for estimated uncollectible amounts, related to Scottish Re (U.S.), Inc. On December 14, 2018, the Delaware Insurance Commissioner placed Scottish Re (U.S.), Inc. under regulatory supervision.  On March 6, 2019, the Chancery Court of the State of Delaware entered a Rehabilitation and Injunction Order (the “Rehabilitation Order”) in response to a petition filed by the Insurance Commissioner (the “Petition”).  Pursuant to the Petition, it is expected that Scottish Re (U.S.), Inc. will submit a Plan of Rehabilitation. The Company joined in a joint motion filed on behalf of several affected parties asking the court to allow a specified amount of offsetting claim payments and losses against premiums remitted to Scottish Re (U.S.), Inc.  The Company also filed a separate motion related to the reimbursement of claim payments where Scottish Re (U.S.), Inc. is also acting as administrator. The Court has not yet ruled on either of these motions. In the interim, the Company and several other affected parties have been permitted to exercise certain setoff rights while the parties address any potential disputes.
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
The aggregate liability balance related to all guarantees was not material as of September 30, 2019.
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

8. Other Comprehensive Income
The components of other comprehensive income (loss) on a pre-tax and after-tax basis are as follows:

($ in millions)	Three months ended September 30,
	2019			2018
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$216	$(46)	$170	$(64)	$14	$(50)
Less: reclassification adjustment of realized capital gains and losses	17	(4)	13	(8)	2	(6)
Unrealized net capital gains and losses	199	(42)	157	(56)	12	(44)
Unrealized foreign currency translation adjustments	1	—	1	(11)	2	(9)
Other comprehensive income (loss)	$200	$(42)	$158	$(67)	$14	$(53)

	Nine months ended September 30,
	2019			2018
	Pre- tax	Tax	After- tax	Pre- tax	Tax	After- tax
Unrealized net holding gains and losses arising during the period, net of related offsets	$863	$(181)	$682	$(379)	$80	$(299)
Less: reclassification adjustment of realized capital gains and losses	11	(2)	9	(24)	5	(19)
Unrealized net capital gains and losses	852	(179)	673	(355)	75	(280)
Unrealized foreign currency translation adjustments	(5)	1	(4)	—	—	—
Other comprehensive income (loss)	$847	$(178)	$669	$(355)	$75	$(280)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholder of
Allstate Life Insurance Company
Northbrook, Illinois 60062

Results of Review of Interim Financial Information

We have reviewed the accompanying condensed consolidated statement of financial position of Allstate Life Insurance Company and subsidiaries (the “Company”), an affiliate of The Allstate Corporation, as of September 30, 2019, the related condensed consolidated statements of operations and comprehensive income and shareholder’s equity for the three and nine month periods ended September 30, 2019 and 2018, and cash flows for the nine month periods ended September 30, 2019 and 2018, and the related notes (collectively referred to as the “condensed consolidated financial statements”). Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DELOITTE & TOUCHE LLP

Chicago, Illinois
November 5, 2019

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS FOR THE THREE AND NINE MONTH PERIODS ENDED SEPTEMBER 30, 2019 AND 2018

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
HIGHLIGHTS

•
Net income was $80 million and $401 million in the third quarter and first nine months of 2019, respectively, compared to $193 million and $417 million in the third quarter and first nine months of 2018, respectively.

•
Premiums and contract charges totaled $333 million in the third quarter of 2019, a decrease of 3.2% from $344 million in the third quarter of 2018, and $1.02 billion in the first nine months of 2019, a decrease of 2.4% from $1.05 billion in the first nine months of 2018.

•
Investments totaled $33.93 billion as of September 30, 2019, an increase of $1.25 billion from $32.68 billion as of December 31, 2018. Net investment income decreased 3.1% to $373 million in the third quarter of 2019 and decreased 9.1% to $1.10 billion in the first nine months of 2019 from $385 million and $1.21 billion in the third quarter and first nine months of 2018, respectively.

•
Net realized capital gains totaled $25 million and $219 million in the third quarter and first nine months of 2019, respectively, compared to $48 million and $24 million in the third quarter and first nine months of 2018, respectively.

•
During third quarter 2019, a $39 million pre-tax decrease to income was recorded related to our annual comprehensive review of the deferred policy acquisition costs (“DAC”), deferred sales inducement costs and secondary guarantee liability balances. This compares to a $5 million pre-tax decrease to income in the third quarter of 2018.

•	Contractholder funds totaled $16.84 billion as of September 30, 2019, a decrease of $627 million from $17.47 billion as of December 31, 2018.

OPERATIONS
Summary analysis Summarized financial data is presented in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenues
Premiums	$165	$174	$506	$526
Contract charges	168	170	514	519
Other revenue	11	10	32	26
Net investment income	373	385	1,101	1,211
Realized capital gains and losses	25	48	219	24
Total revenues	742	787	2,372	2,306

Costs and expenses
Contract benefits	(366)	(362)	(1,104)	(1,089)
Interest credited to contractholder funds	(154)	(150)	(445)	(450)
Amortization of DAC	(71)	(39)	(136)	(117)
Operating costs and expenses	(51)	(63)	(186)	(199)
Restructuring and related charges	(1)	—	(1)	(2)
Interest expense	(1)	(1)	(3)	(3)
Total costs and expenses	(644)	(615)	(1,875)	(1,860)

Gain on disposition of operations	—	1	3	4
Income tax (expense) benefit	(18)	20	(99)	(33)
Net income	$80	$193	$401	$417
Net income was $80 million and $401 million in the third quarter and first nine months of 2019, respectively, compared to $193 million and $417 million in the third quarter and first nine months of 2018, respectively. 2018 results include a net tax benefit of $53 million related to the Tax Cut and Jobs Act of 2017 (“Tax Legislation”). Excluding the impact of Tax Legislation in 2018, net income decreased $60 million in the third quarter of 2019 compared to the third quarter in 2018, primarily due to higher amortization of DAC related to our annual review of assumptions, and lower net realized capital gains. Excluding the impact of Tax Legislation in 2018, net income increased $37 million in the first nine months of 2019 compared to the first nine months of 2018, primarily due to higher net realized capital gains, partially offset by lower net investment income and premiums, higher amortization of DAC related to our annual review of assumptions, and increased contract benefits.
Analysis of revenues Total revenues decreased 5.7% or $45 million in the third quarter of 2019 compared to the third quarter of 2018, primarily due to lower net realized capital gains, net investment income and premiums. Total revenues increased 2.9% or $66 million in the first nine months of 2019 compared to the first nine months of 2018, primarily due to higher net realized capital gains, partially offset by lower net investment income and premiums.
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

The following table summarizes premiums and contract charges by product.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Underwritten products
Traditional life insurance premiums	$135	$143	$416	$435
Accident and health insurance premiums	30	31	90	91
Interest-sensitive life insurance contract charges	165	165	505	508
Subtotal	330	339	1,011	1,034

Annuities
Fixed annuity contract charges	3	5	9	11
Premiums and contract charges (1)	$333	$344	$1,020	$1,045
____________

(1)
Contract charges related to the cost of insurance totaled $123 million and $120 million in the third quarter of 2019 and 2018, respectively, and $376 million and $368 million in the first nine months of 2019 and 2018, respectively.

Premiums and contract charges decreased 3.2% or $11 million in the third quarter of 2019 and 2.4% or $25 million in the first nine months of 2019 compared to the same periods of 2018, primarily due to lower premiums on traditional life insurance.
Other revenue increased 10.0% or $1 million in the third quarter of 2019 and 23.1% or $6 million in the first nine months of 2019 compared to the same periods of 2018, primarily due to higher gross dealer concessions earned on Allstate agencies’ sales of non-proprietary fixed annuities.
Analysis of costs and expenses Total costs and expenses increased 4.7% or $29 million in the third quarter of 2019 and 0.8% or $15 million in the first nine months of 2019 compared to the same periods of 2018, primarily due to higher amortization of DAC related to our annual review of assumptions and increased contract benefits, partially offset by lower operating costs and expenses.
Contract benefits increased 1.1% or $4 million in the third quarter of 2019 and 1.4% or $15 million in the first nine months of 2019 compared to the same periods of 2018, primarily due to higher claim experience on interest-sensitive life insurance, partially offset by favorable mortality experience on traditional life insurance and a favorable change associated with the annual review of assumptions. The third quarter of 2019 was also impacted by worse immediate annuity mortality experience.
Our annual review of assumptions in third quarter 2019 resulted in a $5 million decrease in reserves primarily for secondary guarantees on interest-sensitive life insurance due to utilizing more refined policy level information and assumptions. In third quarter 2018, the review resulted in a $3 million increase in reserves primarily for guaranteed withdrawal benefits on equity-indexed annuities due to higher projected guaranteed benefits and secondary guarantees on interest-sensitive life insurance due to higher than anticipated policyholder persistency.
We periodically review the adequacy of reserves for immediate annuities with life contingencies using actual experience and current assumptions. In the event actual experience and current assumptions are adverse compared to the original assumptions and a premium deficiency is determined to exist, the establishment of a premium deficiency reserve is required.
Long-term investment yield assumptions are sensitive to changes in interest rates. During the third quarter of 2019 our reviews concluded that no premium deficiency adjustments were necessary although immediate annuities with life contingencies had marginal sufficiency due to the decline in interest rates during 2019.
We analyze our mortality and morbidity results using the difference between premiums and contract charges earned for the cost of insurance and contract benefits excluding the portion related to the implied interest on immediate annuities with life contingencies (“benefit spread”). This implied interest totaled $119 million and $360 million in the third quarter and first nine months of 2019, respectively, compared to $123 million and $370 million in the third quarter and first nine months of 2018, respectively.
The benefit spread by product group is disclosed in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Life insurance	$57	$62	$171	$194
Accident and health insurance	13	14	41	46
Annuities	(29)	(21)	(74)	(65)
Total benefit spread	$41	$55	$138	$175

Benefit spread decreased 25.5% or $14 million in the third quarter of 2019 and 21.1% or $37 million in the first nine months of 2019 compared to the same periods of 2018, primarily due to higher claim experience on interest-sensitive life insurance, lower premiums on traditional life insurance and worse immediate annuity mortality experience, partially offset by favorable mortality experience on traditional life insurance.
Interest credited to contractholder funds increased 2.7% or $4 million in the third quarter of 2019 compared to the third quarter of 2018, primarily due to valuation changes on derivatives embedded in equity-indexed life and annuity contracts that are not hedged, partially offset by lower average contractholder funds. Interest credited to contractholder funds decreased 1.1% or $5 million in the first nine months of 2019 compared to the first nine months of 2018, primarily due to lower average contractholder funds, partially offset by valuation changes on derivatives embedded in equity-indexed life and annuity contracts that are not hedged. Valuation changes on derivatives embedded in equity-indexed life and annuity contracts that are not hedged increased interest credited to contractholder funds by $12 million and $18 million in the third quarter and first nine months of 2019, respectively, compared to decreases of zero and $6 million in the third quarter and first nine months of 2018, respectively.
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
The investment spread is shown in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Investment spread before valuation changes on embedded derivatives not hedged	$112	$112	$314	$385
Valuation changes on derivatives embedded in equity-indexed life and annuity contracts that are not hedged	(12)	—	(18)	6
Total investment spread	$100	$112	$296	$391
Investment spread before valuation changes on embedded derivatives not hedged in the third quarter of 2019 was comparable to the third quarter of 2018. Investment spread before valuation changes on embedded derivatives not hedged decreased 18.4% or $71 million in the first nine months of 2019 compared to the first nine months of 2018, primarily due to lower investment income, mainly from limited partnership interests, partially offset by lower interest credited to contractholder funds.
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

	Three months ended September 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2019	2018	2019	2018	2019	2018
Interest-sensitive life insurance	5.0%	5.1%	3.7%	3.7%	1.3%	1.4%
Deferred fixed annuities	4.3	4.1	2.8	2.8	1.5	1.3
Immediate fixed annuities with and without life contingencies	5.9	6.0	5.9	6.0	—	—
Investments supporting capital, traditional life and other products	3.4	3.5	n/a	n/a	n/a	n/a

	Nine months ended September 30,
	Weighted average investment yield		Weighted average interest crediting rate		Weighted average investment spreads
	2019	2018	2019	2018	2019	2018
Interest-sensitive life insurance	4.9%	5.2%	3.7%	3.7%	1.2%	1.5%
Deferred fixed annuities	4.3	4.1	2.7	2.8	1.6	1.3
Immediate fixed annuities with and without life contingencies	5.6	6.6	5.9	6.0	(0.3)	0.6
Investments supporting capital, traditional life and other products	3.6	3.5	n/a	n/a	n/a	n/a

Amortization of DAC The components of amortization of DAC are summarized in the following table.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Amortization of DAC before amortization relating to realized capital gains and losses, valuation changes on embedded derivatives not hedged, and changes in assumptions	$29	$35	$90	$107
Amortization relating to realized capital gains and losses (1) and valuation changes on embedded derivatives not hedged	(2)	2	2	8
Amortization acceleration (deceleration) for changes in assumptions (“DAC unlocking”)	44	2	44	2
Total amortization of DAC	$71	$39	$136	$117
_____________

(1)
The impact of realized capital gains and losses on amortization of DAC is dependent upon the relationship between the assets that give rise to the gain or loss and the product liability supported by the assets. Fluctuations result from changes in the impact of realized capital gains and losses on actual and expected gross profits.

Amortization of DAC increased 82.1% or $32 million in the third quarter of 2019 and 16.2% or $19 million in the first nine months of 2019 compared to the same periods of 2018, primarily due to higher amortization acceleration for changes in assumptions, partially offset by lower gross profits on interest-sensitive life insurance.
Our annual comprehensive review of assumptions underlying estimated future gross profits for our interest-sensitive life contracts covers assumptions for mortality, persistency, expenses, investment returns, including capital gains and losses, interest crediting rates to policyholders, and the effect of any hedges. An assessment is made of future projections to ensure the reported DAC balances reflect current expectations. In third quarter 2019, the review resulted in an acceleration of DAC amortization (decrease to income) of $44 million compared to an acceleration of DAC amortization of $2 million in the prior year period.
The following table provides the effect on DAC amortization of changes in assumptions relating to the gross profit components of investment margin, benefit margin and expense margin.

($ in millions)	Nine months ended September 30,
	2019	2018
Investment margin	$18	$9
Benefit margin	26	(7)
Expense margin	—	—
Net acceleration	$44	$2
In 2019, DAC amortization acceleration for changes in the investment margin component of estimated gross profits was due to lower projected future interest rates and investment returns compared to our previous expectations. The acceleration related to benefit margin was due to decreased projected interest rates that result in lower projected policyholder account values which increases benefits on guaranteed products and more refined policy level information and assumptions. Less than 10% of the interest-sensitive life DAC balance relates to policies with secondary guarantees similar to those that contributed to the DAC amortization acceleration.
In 2018, DAC amortization acceleration for changes in the investment margin component of estimated gross profits was due to lower projected investment returns. The deceleration related to benefit margin was due to a decrease in projected mortality.
Operating costs and expenses decreased 19.0% or $12 million in the third quarter of 2019 compared to the third quarter of 2018, primarily due to a reduction in loss contingency expense related to reinsurance as well as lower acquisition and maintenance expenses resulting from the decline in new and inforce business. Operating costs and expenses decreased 6.5% or $13 million in the first nine months of 2019 compared to the first nine months of 2018, primarily due to lower acquisition and maintenance expenses, partially offset by higher commissions on non-proprietary product sales.

Analysis of reserves and contractholder funds
The following table summarizes our product liabilities.

($ in millions)	September 30, 2019	December 31, 2018
Traditional life insurance	$2,544	$2,517
Accident and health insurance	195	203
Immediate fixed annuities with life contingencies
Sub-standard structured settlements and group pension terminations (1)	5,151	4,990
Standard structured settlements and SPIA (2)	3,394	3,420
Other	77	109
Reserve for life-contingent contract benefits	$11,361	$11,239

Interest-sensitive life insurance	$7,394	$7,369
Deferred fixed annuities	6,617	7,123
Immediate fixed annuities without life contingencies	2,379	2,522
Other	453	456
Contractholder funds	$16,843	$17,470
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
The following table shows the changes in contractholder funds.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Contractholder funds, beginning balance	$17,024	$18,016	$17,470	$18,592

Deposits
Interest-sensitive life insurance	204	206	616	631
Fixed annuities	3	2	12	11
Total deposits	207	208	628	642

Interest credited	152	149	442	447

Benefits, withdrawals and other adjustments
Benefits	(199)	(204)	(593)	(619)
Surrenders and partial withdrawals	(193)	(257)	(647)	(808)
Contract charges	(159)	(161)	(477)	(483)
Net transfers from separate accounts	1	1	7	5
Other adjustments (1)	10	7	13	(17)
Total benefits, withdrawals and other adjustments	(540)	(614)	(1,697)	(1,922)

Contractholder funds, ending balance	$16,843	$17,759	$16,843	$17,759
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

Contractholder funds decreased 1.1% and 3.6% in the third quarter and first nine months of 2019, respectively, primarily due to the continued runoff of our deferred fixed annuity business. We discontinued the sale of annuities but still accept additional deposits on existing contracts.
Surrenders and partial withdrawals on deferred fixed annuities and interest-sensitive life insurance products decreased 24.9% to $193 million in the third quarter of 2019 and 19.9% to $647 million in the first nine months of 2019 from $257 million and $808 million in the third quarter and first nine months of 2018, respectively. The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 6.2% in the first nine months of 2019 compared to 7.3% in the first nine months of 2018.
INVESTMENTS
Portfolio composition The composition of the investment portfolio as of September 30, 2019 is presented in the following table.

($ in millions)		Percent to total
Fixed income securities (1)	$22,000	64.9%
Mortgage loans	4,012	11.8
Equity securities (2)	1,217	3.6
Limited partnership interests	3,304	9.7
Short-term investments (3)	1,475	4.4
Policy loans	555	1.6
Other	1,366	4.0
Total	$33,929	100.0%
__________

(1)	Fixed income securities are carried at fair value. Amortized cost basis for these securities was $20.42 billion.

(2)
Equity securities are carried at fair value. The fair value of equity securities held as of September 30, 2019 was $294 million in excess of cost. These net gains were primarily concentrated in the consumer goods, technology and financial services sectors.

(3)	Short-term investments are carried at fair value.
Investments totaled $33.93 billion as of September 30, 2019, increasing from $32.68 billion as of December 31, 2018, primarily due to higher fixed income and equity valuations and positive operating cash flows, partially offset by net reductions in contractholder funds and dividends paid to Allstate Insurance Company (“AIC”).
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
The following table presents the investment portfolio by strategy as of September 30, 2019.

($ in millions)	Market-based core	Market-based active	Performance-based	Total
Fixed income securities	$20,782	$1,207	$11	$22,000
Mortgage loans	4,012	—	—	4,012
Equity securities	1,061	75	81	1,217
Limited partnership interests	117	—	3,187	3,304
Short-term investments	1,377	98	—	1,475
Policy loans	555	—	—	555
Other	1,096	4	266	1,366
Total	$29,000	$1,384	$3,545	$33,929
Percent to total	85.5%	4.1%	10.4%	100.0%

Unrealized net capital gains and losses
Fixed income securities	$1,539	$43	$(1)	$1,581
Limited partnership interests	—	—	(1)	(1)
Total	$1,539	$43	$(2)	$1,580

Fixed income securities by type are listed in the following table.

	Fair value as of
($ in millions)	September 30, 2019	December 31, 2018
U.S. government and agencies	$595	$773
Municipal	1,913	2,195
Corporate	18,799	17,573
Foreign government	163	179
Asset-backed securities (“ABS”)	317	429
Residential mortgage-backed securities (“RMBS”)	172	197
Commercial mortgage-backed securities (“CMBS”)	27	40
Redeemable preferred stock	14	14
Total fixed income securities	$22,000	$21,400
Fixed income securities are rated by third-party credit rating agencies and/or are internally rated. As of September 30, 2019, 87.0% of the fixed income securities portfolio was rated investment grade, which is defined as a security having a rating of Aaa, Aa, A or Baa from Moody’s, a rating of AAA, AA, A or BBB from S&P Global Ratings (“S&P”), a comparable rating from another nationally recognized rating agency, or a comparable internal rating if an externally provided rating is not available. Credit ratings below these designations are considered low credit quality or below investment grade, which includes high yield bonds. Market prices for certain securities may have credit spreads which imply higher or lower credit quality than the current third-party rating. Our initial investment decisions and ongoing monitoring procedures for fixed income securities are based on a thorough due diligence process which includes, but is not limited to, an assessment of the credit quality, sector, structure, and liquidity risks of each issue.
The following table summarizes the fair value and unrealized net capital gains (losses) for fixed income securities by credit quality as of September 30, 2019.

($ in millions)	Investment grade		Below investment grade		Total
	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Fair value	Unrealized gain (loss)	Percent rated investment grade
U.S. government and agencies	$595	$40	$—	$—	$595	$40	100.0%
Municipal	1,871	318	42	3	1,913	321	97.8
Corporate
Public	11,675	805	1,333	40	13,008	845	89.8
Privately placed	4,502	274	1,289	36	5,791	310	77.7
Total Corporate	16,177	1,079	2,622	76	18,799	1,155	86.1
Foreign government	156	8	7	—	163	8	95.7
ABS
Collateralized debt obligations (“CDO”)	16	(1)	10	—	26	(1)	61.5
Consumer and other asset-backed securities (“Consumer and other ABS”) (1)	283	3	8	—	291	3	97.3
Total ABS	299	2	18	—	317	2	94.3
RMBS
U.S. government sponsored entities (“U.S. Agency”)	19	1	—	—	19	1	100.0
Non-agency	14	1	139	47	153	48	9.2
Total RMBS	33	2	139	47	172	49	19.2
CMBS	—	—	27	5	27	5	—
Redeemable preferred stock	14	1	—	—	14	1	100.0
Total fixed income securities	$19,145	$1,450	$2,855	$131	$22,000	$1,581	87.0%
__________

(1)
Total Consumer and other ABS consists of $72 million of consumer auto, $93 million of credit card and $126 million of other ABS with unrealized net capital gains of $1 million, zero and $2 million, respectively.

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
Mortgage loans totaled $4.01 billion as of September 30, 2019 and primarily comprise loans secured by first mortgages on developed commercial real estate. Key considerations used to manage our exposure include property type and geographic diversification. For further detail on our mortgage loan portfolio, see Note 3 of the condensed consolidated financial statements.
Equity securities totaled $1.22 billion as of September 30, 2019 and primarily include common stocks, exchange traded and mutual funds, non-redeemable preferred stocks and real estate investment trust equity investments. Certain exchange traded and mutual funds have fixed income securities as their underlying investments.
Limited partnership interests include interests in private equity funds, real estate funds and other funds. The following table presents carrying value and other information about our limited partnership interests as of September 30, 2019.

($ in millions)	Limited partnership interests (1)	Number of managers	Number of individual investments	Largest exposure to single investment
Private equity	$2,821	149	288	$152
Real estate	366	25	48	34
Other	117	3	3	62
Total	$3,304	177	339
______________________________

(1)	We have commitments to invest in additional limited partnership interests totaling $1.08 billion.
Unrealized net capital gains totaled $1.58 billion as of September 30, 2019 compared to $343 million as of December 31, 2018.
The following table presents unrealized net capital gains (losses).

($ in millions)	September 30, 2019	December 31, 2018
U.S. government and agencies	$40	$33
Municipal	321	198
Corporate	1,155	52
Foreign government	8	9
ABS	2	—
RMBS	49	43
CMBS	5	7
Redeemable preferred stock	1	1
Fixed income securities	1,581	343
EMA limited partnerships	(1)	—
Unrealized net capital gains and losses, pre-tax	$1,580	$343
The unrealized net capital gain for the fixed income portfolio totaled $1.58 billion, comprised of $1.63 billion of gross unrealized gains and $44 million of gross unrealized losses as of September 30, 2019. This compares to an unrealized net capital gain for the fixed income portfolio totaling $343 million, comprised of $732 million of gross unrealized gains and $389 million of gross unrealized losses as of December 31, 2018. Fixed income valuations increased primarily due to a decrease in risk-free interest rates and tighter credit spreads.

Gross unrealized gains (losses) on fixed income securities by type and sector as of September 30, 2019 are provided in the following table.

($ in millions)	Amortized cost	Gross unrealized		Fair value
		Gains	Losses
Corporate:
Banking	$943	$40	$(15)	$968
Energy	1,205	88	(8)	1,285
Consumer goods (cyclical and non-cyclical)	4,856	266	(6)	5,116
Utilities	3,166	343	(3)	3,506
Financial services	1,074	51	(2)	1,123
Technology	1,058	51	(2)	1,107
Communications	1,101	74	(1)	1,174
Basic industry	888	57	(1)	944
Capital goods	2,343	136	—	2,479
Transportation	924	81	—	1,005
Other	86	6	—	92
Total corporate fixed income portfolio	17,644	1,193	(38)	18,799
U.S. government and agencies	555	40	—	595
Municipal	1,592	324	(3)	1,913
Foreign government	155	8	—	163
ABS	315	4	(2)	317
RMBS	123	49	—	172
CMBS	22	6	(1)	27
Redeemable preferred stock	13	1	—	14
Total fixed income securities	$20,419	$1,625	$(44)	$22,000
The consumer goods, utilities and capital goods sectors comprise 27%, 19% and 13%, respectively, of the carrying value of our corporate fixed income securities portfolio as of September 30, 2019. The banking, energy and consumer goods sectors had the highest concentration of gross unrealized losses in our corporate fixed income securities portfolio as of September 30, 2019. In general, the gross unrealized losses are related to an increase in market yields which may include increased risk-free interest rates and/or wider credit spreads since the time of initial purchase. Similarly, gross unrealized gains reflect a decrease in market yields since the time of initial purchase.

Net investment income The following table presents net investment income.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Fixed income securities	$235	$247	$721	$745
Mortgage loans	48	44	140	141
Equity securities	6	7	26	30
Limited partnership interests	69	74	174	262
Short-term investments	8	7	24	16
Policy loans	9	8	25	23
Other	24	23	70	68
Investment income, before expense	399	410	1,180	1,285
Investment expense (1) (2)	(26)	(25)	(79)	(74)
Net investment income	$373	$385	$1,101	$1,211

Market-based core	$311	$321	$950	$977
Market-based active	12	10	35	29
Performance-based	76	79	195	279
Investment income, before expense	$399	$410	$1,180	$1,285
______________________________

(1)
Investment expense includes $7 million and $6 million of investee level expenses in the third quarter of 2019 and 2018, respectively, and $19 million and $17 million in the first nine months of 2019 and 2018, respectively. Investee level expenses include depreciation and asset level operating expenses on directly held real estate and other consolidated investments.

(2)
Investment expense includes $3 million related to the portion of reinvestment income on securities lending collateral paid to the counterparties in both the third quarter of 2019 and 2018, and $10 million and $7 million in the first nine months of 2019 and 2018, respectively.

Net investment income decreased 3.1% or $12 million in the third quarter of 2019 compared to the third quarter of 2018 and 9.1% or $110 million in the first nine months of 2019 compared to the same periods of 2018, primarily due to lower performance-based investment results, mainly from limited partnership interests, and lower average investment balances.
Performance-based investments primarily include private equity and real estate. The following table presents investment income for performance-based investments.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Limited partnerships
Private equity	$55	$52	$134	$216
Real estate	14	22	40	46
Performance-based - limited partnerships	69	74	174	262

Non-limited partnerships
Private equity	1	—	4	1
Real estate	6	5	17	16
Performance-based - non-limited partnerships	7	5	21	17

Total
Private equity	56	52	138	217
Real estate	20	27	57	62
Total performance-based	$76	$79	$195	$279

Investee level expenses (1)	$(7)	$(6)	$(19)	$(17)
______________________________

(1)	Investee level expenses include depreciation and asset level operating expenses reported in investment expense.
Performance-based investment income decreased 3.8% or $3 million in the third quarter of 2019 compared to the third quarter of 2018, primarily due to lower gains on sales of underlying investments. Performance-based investment income decreased 30.1% or $84 million in the first nine months of 2019 compared to the first nine months of 2018, primarily due to lower asset appreciation related to private equity investments.

Performance-based investment results and income can vary significantly between periods and are influenced by economic conditions, equity market performance, comparable public company earnings multiples, capitalization rates, operating performance of the underlying investments and the timing of asset sales.
Realized capital gains and losses The following table presents the components of realized capital gains (losses) and the related tax effect.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Impairment write-downs
Fixed income securities	$(1)	$(4)	$(4)	$(6)
Limited partnership interests	—	—	(2)	—
Other investments	(7)	—	(14)	(1)
Total impairment write-downs	(8)	(4)	(20)	(7)
Sales	20	(2)	20	(14)
Valuation of equity investments	5	50	203	37
Valuation and settlements of derivative instruments	8	4	16	8
Realized capital gains and losses, pre-tax	25	48	219	24
Income tax expense	(5)	(10)	(46)	(5)
Realized capital gains and losses, after-tax	$20	$38	$173	$19

Market-based core	$5	$35	$164	$8
Market-based active	11	7	30	(3)
Performance-based	9	6	25	19
Realized capital gains and losses, pre-tax	$25	$48	$219	$24

Net realized capital gains in the third quarter of 2019 related primarily to gains on sales of fixed income securities and valuation and settlements of derivative instruments. Net realized capital gains in the first nine months of 2019 related primarily to increased valuation of equity investments.
Sales resulted in $20 million of net realized capital gains for both the three and nine months ended September 30, 2019. Sales related primarily to fixed income securities in connection with ongoing portfolio management.
Valuation of equity investments resulted in gains of $5 million for the three months ended September 30, 2019, which included $7 million of appreciation in the valuation of equity securities and $2 million of declines in value primarily for certain limited partnerships where the underlying assets are predominately public equity securities. Valuation of equity investments resulted in gains of $203 million for the nine months ended September 30, 2019, which included $192 million of appreciation in the valuation of equity securities and $11 million of appreciation primarily for certain limited partnerships where the underlying assets are predominately public equity securities.
Valuation and settlements of derivative instruments generated net realized capital gains of $8 million and $16 million for the three and nine months ended September 30, 2019, respectively, and were primarily comprised of gains on foreign currency contracts due to the strengthening of the U.S. Dollar.
The following table presents realized capital gains (losses) for performance-based investments.

($ in millions)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Impairment write-downs	$—	$—	$(2)	$—
Sales	(1)	2	(1)	1
Valuation of equity investments	2	1	17	10
Valuation and settlements of derivative instruments	8	3	11	8
Total performance-based	$9	$6	$25	$19
Net realized capital gains on performance-based investments were $9 million in the third quarter of 2019, primarily related to valuation and settlements of derivative instruments and $25 million in the first nine months of 2019, primarily related to increased valuation of equity investments and valuation and settlements of derivative instruments.

CAPITAL RESOURCES AND LIQUIDITY
Capital resources consist of shareholder’s equity and notes due to related parties, representing funds deployed or available to be deployed to support business operations. The following table summarizes our capital resources.

($ in millions)	September 30, 2019	December 31, 2018
Common stock, retained income and additional capital paid-in	$6,765	$6,439
Accumulated other comprehensive income	922	253
Total shareholder’s equity	7,687	6,692
Notes due to related parties	140	140
Total capital resources	$7,827	$6,832
Shareholder’s equity increased in the first nine months of 2019, primarily due to increased unrealized capital gains on investments and net income, partially offset by dividends paid to AIC.
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
The Company, AIC, and the Corporation have access to a $1.00 billion unsecured revolving credit facility that is available for short-term liquidity requirements. The maturity date of this facility is April 2021. The facility is fully subscribed among 11 lenders with the largest commitment being $115 million. The commitments of the lenders are several and no lender is responsible for any other lender’s commitment if such lender fails to make a loan under the facility. This facility contains an increase provision that would allow up to an additional $500 million of borrowing. This facility has a financial covenant requiring that the Corporation not exceed a 37.5% debt to capitalization ratio as defined in the agreement. This ratio was 15.9% as of September 30, 2019. Although the right to borrow under the facility is not subject to a minimum rating requirement, the costs of maintaining the facility and borrowing under it are based on the ratings of the Corporation’s senior unsecured, unguaranteed long-term debt. There were no borrowings under the credit facility during 2019.
Allstate parent company capital capacity Parent holding company deployable assets totaled $3.55 billion as of September 30, 2019 comprised of cash and investments that are generally saleable within one quarter. This provides funds for the parent company’s fixed charges and other corporate purposes. Allstate’s deployable assets increased by $1.13 billion due to proceeds received from its Preferred Stock, Series H issuance. These proceeds were used for a preferred share redemption that occurred on October 15, 2019.
The Company has access to resources to support liquidity through the Corporation as follows. The amount available to the Company is at the discretion of the Corporation.

•
A commercial paper facility with a borrowing limit of $1.00 billion to cover short-term cash needs. As of September 30, 2019, there were no balances outstanding and therefore the remaining borrowing capacity was $1.00 billion.

•
A universal shelf registration statement that was filed by the Corporation with the Securities and Exchange Commission that expires in 2021. The Corporation can use this shelf registration to issue an unspecified amount of debt securities, common stock (including 575 million shares of treasury stock as of September 30, 2019), preferred stock, depositary shares, warrants, stock purchase contracts, stock purchase units and securities of trust subsidiaries. The specific terms of any securities the Corporation issues under this registration statement will be provided in the applicable prospectus supplements.

Liquidity exposure Contractholder funds were $16.84 billion as of September 30, 2019. The following table summarizes contractholder funds by their contractual withdrawal provisions as of September 30, 2019.

($ in millions)		Percent to total
Not subject to discretionary withdrawal	$2,676	15.9%
Subject to discretionary withdrawal with adjustments:
Specified surrender charges (1)	4,383	26.0
Market value adjustments (2)	850	5.0
Subject to discretionary withdrawal without adjustments (3)	8,934	53.1
Total contractholder funds (4)	$16,843	100.0%

____________

(1)	Includes $1.32 billion of liabilities with a contractual surrender charge of less than 5% of the account balance.

(2)
$399 million of the contracts with market value adjusted surrenders have a 30-45 day period at the end of their initial and subsequent interest rate guarantee periods (which are typically 1, 5, 7 or 10 years) during which there is no surrender charge or market value adjustment.

(3)	89% of these contracts have a minimum interest crediting rate guarantee of 3% or higher.

(4)	Includes $699 million of contractholder funds on variable annuities reinsured to The Prudential Insurance Company of America, a subsidiary of Prudential Financial Inc., in 2006.
Retail life and annuity products may be surrendered by customers for a variety of reasons. Reasons unique to individual customers include a current or unexpected need for cash or a change in life insurance coverage needs. Other key factors that may impact the likelihood of customer surrender include the level of the contract surrender charge, the length of time the contract has been in force, distribution channel, market interest rates, equity market conditions and potential tax implications. In addition, the propensity for retail life insurance policies to lapse is lower than it is for fixed annuities because of the need for the insured to be re-underwritten upon policy replacement. The annualized surrender and partial withdrawal rate on deferred fixed annuities and interest-sensitive life insurance products, based on the beginning of year contractholder funds, was 6.2% and 7.3% in the first nine months of 2019 and 2018, respectively. We strive to promptly pay customers who request cash surrenders; however, statutory regulations generally provide up to six months in most states to fulfill surrender requests.
Our asset-liability management practices enable us to manage the differences between the cash flows generated by our investment portfolio and the expected cash flow requirements of our life insurance and annuity product obligations.
Cash flows As reflected in our Condensed Consolidated Statements of Cash Flows, lower cash provided by operating activities in the first nine months of 2019 compared to the first nine months of 2018 was primarily due to lower net investment income and higher tax payments.
Higher cash provided by investing activities in the first nine months of 2019 compared to the first nine months of 2018 was the result of decreased investment purchases, partially offset by lower fixed income and equity securities sales.
Lower cash used in financing activities in the first nine months of 2019 compared to the first nine months of 2018 was due to lower payments for contractholder surrenders and withdrawals on fixed annuities.
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
Changes in Internal Control over Financial Reporting. During the fiscal quarter ended September 30, 2019, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings

None
Item 1A. Risk Factors

There have been no material changes in our risk factors from those disclosed in Part I, Item 1A in our annual report on Form 10-K for the year ended December 31, 2018.
Item 6.  Exhibits

(a)            Exhibits

The following is a list of exhibits filed as part of this Form 10-Q.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	File Number	Exhibit	Filing Date	Filed or Furnished Herewith
15	Acknowledgment of awareness from Deloitte & Touche LLP, dated November 5, 2019, concerning unaudited interim financial information					X
31(i)	Rule 13a-14(a) Certification of Principal Executive Officer					X
31(i)	Rule 13a-14(a) Certification of Principal Financial Officer					X
32	Section 1350 Certifications					X
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document					X
101.SCH	XBRL Taxonomy Extension Schema					X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase					X
101.DEF	XBRL Taxonomy Extension Definition Linkbase					X
101.LAB	XBRL Taxonomy Extension Label Linkbase					X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase					X

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Allstate Life Insurance Company
(Registrant)

November 5, 2019
	By	/s/ John C. Pintozzi
John C. Pintozzi
Senior Vice President and Controller
(Authorized Signatory and Principal Accounting Officer)